Form 10-Q
period 1995-03-31
DI INDUSTRIES INC
filed 1995-05-15
CIK 320186

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1995

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR
      15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM __________________ TO __________________

COMMISSION FILE NUMBER 1-8226


                              DI INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            TEXAS                                         74-2144774
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                450 GEARS ROAD, SUITE 625, HOUSTON, TEXAS 77067
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 874-0202
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No ___
                                     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 12, 1995, 38,669,378 shares of common stock, par value $.10 per share.

===============================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (IN THOUSANDS)


                                                 MARCH 31,   DECEMBER 31,
                                                   1995          1994
                                                -----------  -------------
                                                (UNAUDITED)    (AUDITED)
                                                -----------  -------------
       CURRENT ASSETS:

       Cash and cash equivalents..............     $   972        $ 2,141
       Accounts receivable, net of allowance
        of $2,106 and $2,066 at March 31, 1995
        and December 31, 1994 respectively....      18,092         17,459
       Inventory..............................       2,605          3,650
       Rigs held for sale.....................       2,516          2,516
       Prepaids and other current assets......       3,101          4,100
                                                   -------        -------
         Total current assets.................      27,286         29,866
                                                   -------        -------

       PROPERTY AND EQUIPMENT:

       Land, buildings and improvements.......       4,035          4,044
       Drilling and well service equipment....      37,340         36,179
       Furniture and fixtures.................       1,003          1,097
       Oil and gas properties - using
        full-cost accounting..................       9,199          9,188
                                                   -------        -------
         Total property and equipment.........      51,577         50,508
       Less accumulated depreciation,
        depletion and amortization............      15,943         14,789
                                                   -------        -------
            Net property and equipment........      35,634         35,719
                                                   -------        -------

       OTHER NONCURRENT ASSETS................         152             98
                                                   -------        -------
       TOTAL..................................     $63,072        $65,683
                                                   =======        =======

         See accompanying notes to consolidated financial statements.

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       MARCH 31,   DECEMBER 31,
                                                         1995          1994
                                                     -----------  -------------
                                                     (UNAUDITED)    (AUDITED)
                                                     -----------  -------------
CURRENT LIABILITIES:
Current maturities of long-term debt.............    $  5,642       $  6,845
Accounts payable - trade.........................       8,441          7,527
Accrued workers' compensation (including $1,383
 at March 31, 1995 and $1,229 at December 31,1994
 reimbursable to American Premier)...............       4,171          4,763
Payroll and related employee costs...............       1,865          1,081
Customer advances................................       1,697          1,354
Suspended oil and gas royalties payable..........         243            279
Other accrued liabilities........................       2,015          1,434
                                                     --------       --------
  Total current liabilities......................      24,074         23,283
                                                     --------       --------

LONG-TERM DEBT LESS CURRENT MATURITIES...........       9,932         11,078
                                                     --------       --------

MINORITY INTEREST................................         255            281
                                                     --------       --------

PREFERRED STOCK - ACQUISITION PAYABLE............       1,900          1,900
                                                     --------       --------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value; 1,000
 shares authorized, none issued
Common stock, $.10 par value; 75,000
 shares authorized; 38,669 issued
 and outstanding at March 31, 1995 and
 December 31, 1994...............................       3,867          3,867
Additional paid-in capital.......................      46,458         46,458
Deficit..........................................     (23,414)       (21,184)
                                                     --------       --------
Total shareholders' equity.......................      26,911         29,141
                                                     --------       --------
TOTAL............................................    $ 63,072       $ 65,683
                                                     ========       ========

            See accompanying notes to consolidated financial statements.

                     DI INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                    THREE MONTHS ENDED
                                         MARCH 31,
                                  ----------------------
                                     1995        1994
                                  ----------  ----------
REVENUES:
  Contract drilling.............   $22,346     $14,406
  Oil and gas...................       462         607
                                   -------     -------
  Total revenues................    22,808      15,013
                                   -------     -------

  COSTS AND EXPENSES:
  Drilling operations...........    22,526      14,228
  Lease operating expense.......       221         266
  Depreciation, depletion and
    amortization................     1,279         926
  General and administrative....       726         896
                                   -------     -------
  Total costs and expenses......    24,752      16,316
                                   -------     -------

  OPERATING LOSS................    (1,944)     (1,303)
                                   -------     -------

  OTHER INCOME (EXPENSE):
  Interest income...............        38          42
  Interest expense..............      (367)       (112)
  Other, net....................        43          80
                                   -------     -------
   Other income (expense), net..      (286)         10
                                   -------     -------

  NET LOSS......................   $(2,230)    $(1,293)
                                   =======     =======

  LOSS PER SHARE................     $(.06)      $(.03)
                                   =======     =======

  WEIGHTED AVERAGE NUMBER OF
    SHARES OF COMMON STOCK......    38,669      38,416
                                   =======     =======

                     DI INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                          ------------------
                                            1995      1994
                                          --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...............................   $(2,230)  $(1,293)
Adjustments to reconcile net
 loss to net cash provided by
 (used in) operating activities:
  Depreciation, depletion
   and amortization....................     1,279       926
  Gain on sale of assets...............       (16)      (74)
  Provision for doubtful accounts......        45       110
Net effect of changes in assets and
 liabilities related to operating
 accounts..............................     3,280      (573)
                                          -------   -------

Cash provided by (used in)
 operating activities..................     2,358      (904)
                                          -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions.......    (1,207)     (487)
Proceeds from disposal of property.....        28       183
                                          -------   -------

Cash used in investing
 activities............................    (1,179)     (304)
                                          -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings........................         -       669
Debt repayments........................    (2,348)     (742)
                                          -------   -------

Cash provided by (used in) financing
 activities............................    (2,348)      858
                                          -------   -------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS......................    (1,169)      679

CASH AND CASH EQUIVALENTS:
 BEGINNING OF PERIOD...................     2,141     3,420
                                          -------   -------

CASH AND CASH EQUIVALENTS:
 END OF PERIOD.........................   $   972   $ 4,099
                                          =======   =======

       See accompanying notes to consolidated financial statements.

                     DI INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

     The accompanying unaudited consolidated financial statements have been prepared by DI Industries, Inc.("the Company") in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 1995, and the results of operations and cash flows for the periods indicated. The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results for any other period or for the year as a whole.
These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the nine months ended December 31, 1994.


2.  LOSS PER SHARE

     The following table presents the weighted average number of shares of common stock and common stock equivalents outstanding for the three months ended March 31, 1995 and 1994.

                                   Three Months Ended
                                        March 31,

                                      1995     1994
                                     ------   ------
                                     (In thousands)
Weighted Average Shares of
 Common Stock Outstanding...         38,669   38,416
Stock Options
 (Treasury Method)..........              -        -
                                     ------   ------
                                     38,669   38,416
                                     ======   ======

     Stock options are not included in the computation for the three months ended March 31, 1995 and 1994 since such inclusion would be antidilutive.

3.    ACCOUNTING FOR INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective April 1, 1993. This Statement supersedes Accounting Principles Board Opinion No. 11. Adopting SFAS No. 109 does not effect the Company's loss for the three months ended March 31, 1995, or loss for the three months ended March 31, 1994. Based on an analysis of the Company's gross deferred tax asset (taking into consideration applicable statutory carryforward periods and other limitations), the Company has determined that the recognition criteria set forth in SFAS No. 109, "Accounting For Income Taxes", are not met and, accordingly, the gross deferred tax asset is reduced fully by a valuation allowance.

     Deferred income taxes reflect the gross tax effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and (b) operating loss and tax credit carryforwards.

     The tax effects of the significant items comprising the Company's net deferred tax asset as of January 1, 1995 are as follows:

                                      January 1,
                                      ----------
                                         1995
                                      ----------
Deferred tax asset:
 Reserves not currently deductible..      $1,902
 Operating loss carryforwards              5,534
 Tax credit carryforwards...........       2,400
                                          ------
                                           9,836
Deferred tax liability:
 Differences between book and tax
 basis of property..................       5,984
                                          ------
                                           3,852
Valuation allowance                       (3,852)
                                          ------
Net deferred tax asset                    $  -
                                          ======

     The analysis of the likelihood of realizing the gross deferred tax asset will be reviewed and updated periodically. Any required adjustment to the valuation allowance will be made in the period in which the developments on which they are based become known.

4.  CONTINGENT LIABILITIES

     The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition or results of operations.

5. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

      The Company had working capital of $3.2 million and $6.6 million at March 31, 1995 and December 31, 1994, respectively. The Company's current ratio (current assets to current liabilities) at March 31, 1995 and December 31, 1994, was 1.13 to 1.00 and 1.29 to 1.00, respectively. Cash and cash equivalents decreased from $2.1 million at December 31, 1994 to $1.0 million at March 31, 1995. The Company is not in technical compliance with certain financial covenants in certain loan agreements and will request waivers from the financial institutions.

     Long-term debt was 36.9% and 38% of total capital at March 31, 1995 and December 31, 1994, respectively. At March 31, 1995 the Company had $1.9 million outstanding under its $3 million term note. The $3 million term note is being amortized monthly based on available revenue from the Company's oil and gas producing properties, with a minimum amount payable each six-month period. During the quarter ending March 31, 1995, approximately $280,000 of principal was paid on the term note.

     The Company also has a $2.5 million revolving line of credit which is due on September 15, 1995. At March 31, 1995, there was $975,000 in loans outstanding and $1.4 million letters of credit under the $2.5 million line of credit. The Company anticipates that the $2.5 million revolving line of credit will be renewed.

     The Company has an overdraft facility with a bank in Argentina, which is payable on demand, bearing interest at the current market rate in Argentina and secured by two drilling rigs. The overdraft facility had an outstanding balance of $395,000 and $376,000 at March 31, 1995 and December 31, 1994,
respectively.

     During the three months ended March 31, 1995, the Company's debt repayments include $1.7 million to Anson Drilling Company of Columbia, S.A. for partial payment of the acquired drilling operations in Venezuela.

     Capital expenditures were approximately $1.2 million for the three months ended March 31, 1995 and $487,000 for the three months ended March 31, 1994. Capital expenditures primarily related to the Company's foreign operations for the three months ended March 31, 1995. For the three months ended March 31, 1994, capital expenditures related to an exploratory well drilled by DI Energy and domestic drilling equipment.

     Cash provided by operating activity was $2.3 million for the three months ended March 31, 1995 as compared to cash used by operating activities of $904,000 for the three months ended March 31, 1994. The increase is primarily due to changes in the accounts receivable, accounts payable, inventory and prepaids generated from the increase in international activity.

          Management believes the Company will have sufficient cash resources available from working capital, cash flow from operations and existing credit facilities to satisfy cash requirements in the next twelve months at current operating levels. Capital requirements for significant new international projects will require funding from supplemental sources such as joint venture partner participation, bank project financing or other debt/equity sources; the availability of which is not assured at this time and which would be subject to negotiated terms and conditions.

RESULTS OF OPERATIONS

                       Three Months Ended March 31, 1995
                         Compared to Three Months Ended
                                 March 31, 1994

     Consolidated revenues increased 51.9% to $22.8 million for the three months ended March 31, 1995 compared to $15 million for the three months ended March 31, 1994. This increase was primarily due to expansion in Central and South America and increased revenue in the Mid-Continent Division. The revenues from the Company's subsidiary DI/Perfensa increased to $2.9 million during the three months ended March 31, 1995 due to a contract with a Mexican utility company. DI/Perfensa was inactive during the three months ended March 31, 1994. The International Division revenue also increased $3 million due to the purchase of operating drilling rigs in Venezuela in September, 1994 and the sale of certain drilling materials to Costa Rica for $1.3 million. The revenue increase of $1 million in the Mid-Continent Division was due to increased rig utilization in Louisiana and East Texas and a large turnkey contract in Louisiana. The revenue increase was partially offset by a revenue decrease in the Foundation Division of $500,000. The decrease in the Foundation Division as a result of the phase out of this division.

     Operating expenses increased 56.9% to $22.7 million for the three months ended March 31, 1995 compared to $14.5 million for the three months ended March 31, 1994. The International Division increase of approximately $9 million was primarily due to expansion in Central and South America. Operating expenses for the Company's subsidiary, Drillers International, S.A., increased $1.4 million. The Company's subsidiary DI/Perfensa, increased to $2.9 million for the three months ended March 31, 1995. The division was inactive during the three months ended March 31, 1994. The International Division also increased $2.7 million due to the purchase of the operating drilling rigs in Venezuela and the purchase of certain drilling materials for resale in Costa Rica for $1.6 million. This increase was offset by the decrease in expenses in the Foundation Division of $1 million due to the phase out of this division.

     Depreciation, depletion and amortization increased 38.1% to $1.3 million for three months ended March 31, 1995 compared to $926,000 for the three months ended March 31, 1994. This increase was due to the acquisition of drilling equipment for the International Division.

     General and administrative expenses decreased 19% to $726,000 for the three months ended March 31, 1995 compared to $896,000 for the three months ended March 31, 1994. This was the result of legal expenses incurred during the three months ended March 31, 1994.

     Interest expense increased 227.7% to $367,000 for the three months ended March 31, 1995 compared to $112,000 for the three months ended March 31, 1994. The increase was due to an increase in borrowing for the international operations.

6.   INDUSTRY TRENDS

     The weekly national count of working rigs in the United States as reported by Baker Hughes Incorporated on May 5, 1995 was 669 compared to 719 on May 5, 1994. The 669 working rigs included 554 working land rigs which are in the Company's area of competition.

     The significant decline in oil and gas prices in the mid-1980's has severely depressed oil and gas exploration activities and reduced demand for the Company's oil and gas drilling services. A continuation of such deterioration could have an ongoing negative effect on the Company's future operating results. The decline in drilling activity has resulted in an oversupply of drilling equipment and has created intense competition, particularly in the price received for contract drilling services by drilling contractors. Demand for oil and gas drilling services will continue to be dependent upon the present and anticipated sales price of oil and gas, which is subject to conditions such as consumer demand, events in the Middle East, weather and other factors that are not controlled by the Company.

     There has been an increase in the demand for oil and gas drilling services in South America. In response to this, during 1992, the Company commenced drilling activities in Argentina and expanded into Venezuela during 1994. The Company also formed a majority-owned subsidiary to perform geothermal drilling in Central America and has completed projects in Guatemala, El Salvador and is currently working on a project in Mexico. The Company will continue to market its services to expand into selected international markets.

     Although certain consolidations have occurred within the drilling industry, an oversupply of drilling rigs still exists. There is a general shortage in the industry of used drill pipe, and the cost of obtaining new and used drill pipe is substantially higher than in prior periods and is currently escalating. At present, the Company does not have a shortage of drill pipe or other equipment but, depending on rig utilization, may need to purchase additional drill pipe for rigs in service.

     The depressed conditions in the oil and gas drilling industry have also caused a substantial portion of the labor force with drilling experience to leave the industry. As a result of the continuing overcapacity in the drilling industry and the Company's practice during recent years of first laying off employees with the least amount of drilling experience, the Company has not experienced significant shortages of trained labor. However, an increase in demand for contract drilling services could cause shortages of trained employees.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 11 - Computation of Loss per Share.

              Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DI INDUSTRIES, INC.


                                   /s/ Max M. Dillard
Date:  May 15, 1995             By_________________________
                                        Max M. Dillard
                                          President

                                   /s/ Thomas L. Easley
Date:  May 15, 1995             By_________________________
                                       Thomas L. Easley
                                    Chief Financial Officer