Form 10-Q/A
period 1995-03-31
DI INDUSTRIES INC
filed 1995-07-14
CIK 320186

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                Amendment No. 1

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

5. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

      The Company had working capital of $3.2 million and $6.6 million at March 31, 1995 and December 31, 1994, respectively. The Company's current ratio (current assets to current liabilities) at March 31, 1995 and December 31, 1994, was 1.13 to 1.00 and 1.29 to 1.00, respectively. Cash and cash equivalents decreased from $2.1 million at December 31, 1994 to $1.0 million at March 31, 1995. At March 31, 1995, the Company was not in compliance with the minimum working capital level required by the outstanding $10,000,000 NordlandsBanken AS term loan agreement. As of May 15, 1995, the bank had indicated by verbal agreement waiver of such covenant non-compliance and written waiver was obtained on May 22, 1995. Also at March 31, 1995, the Company was not in compliance with the current ratio, net worth ratio and tangible net worth level required by the Company's $3,000,000 oil and gas production bank term loan and its $2,500,000 bank revolving line of credit. Borrowings outstanding at March 31, 1995 under these two credit facilities were $1,927,000 and $975,000, respectively. The bank's waiver of such covenants' non-compliance was obtained May 22, 1995.

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

     The Company also has a $2.5 million revolving line of credit which is due on September 15, 1995. At March 31, 1995, there was $975,000 in loans outstanding and $1.4 million letters of credit under the $2.5 million line of credit. The Company anticipates that the $2.5 million revolving line of credit will be renewed or replaced by a comparable facility.

     The Company has an overdraft facility with a bank in Argentina, which is payable on demand, bearing interest at the current market rate in Argentina and secured by two drilling rigs. The overdraft facility had an outstanding balance of $395,000 and $376,000 at March 31, 1995 and December 31, 1994,
respectively.

     During the three months ended March 31, 1995, the Company's debt repayments include $1.7 million to Anson Drilling Company of Colombia, S.A. for partial payment of the acquired drilling operations in Venezuela.

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

          Management believes the Company will have sufficient cash resources available from working capital, cash flow from operations, proceeds from non-strategic asset sales and existing or replacement credit facilities to satisfy cash requirements in the next twelve months at current operating levels. Capital requirements for significant new international projects would require funding from supplemental sources such as joint venture partner participation, bank project financing or other debt/equity sources; the availability of which is not assured at this time and which would be subject to negotiated terms and conditions.

RESULTS OF OPERATIONS

                       Three Months Ended March 31, 1995
                         Compared to Three Months Ended
                                 March 31, 1994


    A comparison of March 31, 1995 and 1994 quarterly revenues and operating expenses (also as a percentage of the respective division's revenues) for each of the Company's operating divisions follows:



                                                   (000)
                                                (unaudited)
                                               Quarter Ended
                                        ----------------------------
                                         3/31/95              3/31/95
                                        ---------            ---------
REVENUES
Contract Drilling:
  Domestic U.S.                           $ 9,834         %    $10,895          %
  International--
    Mexico and Central America              2,904                   --
    South America                           7,004                3,511
  Export Sales                              2,604                   --
Oil and Gas Exploration &
 Production                                   462                  607
                                        ---------            ---------
  Consolidated Totals                      22,808               15,013
                                        ---------            ---------

OPERATING COSTS
Contract Drilling:
  U.S.                                      9,674    (98.4%)    11,051    (101.4%)
  International--
    Mexico and Central America              2,963   (102.0%)        48       (--)
    South America                           7,285   (104.0%)     3,131     (43.8%)
  Export Sales                              2,604   (100.0%)        --       (--)
Oil and Gas Exploration &
  Production                                  221    (47.8%)       266     (89.2%)
                                        ---------            ---------
     Consolidated Totals                   22,747    (99.7%)    14,494     (96.5%)
                                        ---------            ---------
OPERATING MARGIN                        $      61            $     519
                                        ---------            ---------

     Consolidated revenues increased 51.9% to $22.8 million for the three months ended March 31, 1995 compared to $15 million for the three months ended March 31, 1994. This increase was primarily due to expansion in South America, Mexico and Central America and increased revenues in the Mid-Continent Division. Revenues from the Company's South American operations increased by a $.3 million during the three months ended March 31, 1995 due to the start-up in Argentina, during January, 1995, of four drilling rigs transferred from the Company's domestic fleet to supplement the three rigs then operating in Argentina. The additional increase of $3.2 million in revenues from South American operations resulted from the acquisition of a Venezuelan operating company effective September 1, 1995. Revenues from the Company's Mexico and Central American operation were $2.9 million during the three months ended March 31, 1995. The Mexico and Central America operation was substantially inactive during the three months ended March 31, 1994. International export revenues for the three months ended March 31, 1995 were $2.6 million and resulted from materials sold for export to Costa Rica. A revenue increase of $1 million in the Company's Mid-Continent Division was due to increased rig utilization in Louisiana and East Texas and a large turnkey contract in Louisiana. This revenue increase was partially offset by a revenue decrease in the Foundation Division of $500,000 due to phase out of this division.

     Operating expenses increased 56.9% to $22.7 million for the three months ended March 31, 1995 compared to $14.5 million for the three months ended
March 31, 1994. Operating expenses for the Company's South American operations increased $4.2 million for the three months ended March 31, 1995 compared to the 1994 three month period as a result of the expansion of the Argentina drilling rig fleet and acquisition of a Venezuela operating company discussed above. The increase in percentage of South American operating expenses relative to revenues for the three months ended March 31, 1995 is due to startup costs on the four rigs added to Argentina. Operating expenses for the Mexico and Central American operations were $3.0 million for the three months ended March 31, 1995. The Mexico and Central American operation was substantially inactive during the three months ended March 31, 1994. International export operating expenses for the three months ended March 31, 1995 were $2.6 million, representing costs of materials sold for export to Costa Rica. The Foundation Division's operating expenses decreased $1 million due to the phase out of this division.

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



                                    DI INDUSTRIES, INC.


                                   /s/ Max M. Dillard
Date:  July 14, 1995          By_________________________
                                        Max M. Dillard
                                          President

                                   /s/ Thomas L. Easley
Date:  July 14, 1995          By_________________________
                                       Thomas L. Easley
                                    Chief Financial Officer