Form 10-Q
period 1995-06-30
DI INDUSTRIES INC
filed 1995-08-15
CIK 320186

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1995

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

                                 Yes  X  No
                                     ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 11, 1995, 38,669,378 shares of common stock, par value $.10 per share.

================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (IN THOUSANDS)


                                                 JUNE 30,    DECEMBER 31,
                                                -----------  -------------
                                                   1995          1994
                                                -----------  -------------
                                                (UNAUDITED)    (AUDITED)
                                                -----------  -------------
       CURRENT ASSETS:

       Cash and cash equivalents..............    $  2,528       $  1,628
       Accounts receivable, net of allowance
         of $2,084 and $2,066 at June 30, 1995
         and December 31, 1994, respectively..      21,876         16,864
       Inventory..............................       3,788          3,650
       Rigs held for sale.....................       2,516          2,516
       Prepaids and other current assets......       4,841          4,080
       Discontinued Operations................         646          3,238
                                                  --------       --------
         Total current assets.................      36,195         31,976
                                                  --------       --------

       PROPERTY AND EQUIPMENT:

       Land, buildings and improvements.......       3,499          4,044
       Drilling and well service equipment....      38,107         36,179
       Furniture and fixtures.................       1,041          1,017
       Less accumulated depreciation,
         depletion and amortization...........     (12,205)       (10,454)
                                                  --------       --------
        Net property and equipment............      30,442         30,786
                                                  --------       --------

       OTHER NONCURRENT ASSETS................         142             98
                                                  --------       --------
       TOTAL..................................    $ 66,779       $ 62,860
                                                  ========       ========

         See accompanying notes to consolidated financial statements.

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       JUNE 30,    DECEMBER 31,
                                                     -----------  -------------
                                                        1995          1994
                                                     -----------  -------------
                                                     (UNAUDITED)    (AUDITED)
                                                     -----------  -------------
CURRENT LIABILITIES:

Current maturities of long-term debt.............    $  6,361       $  5,585
Accounts payable - trade.........................      12,642          7,240
Accrued workers' compensation (including $1,647
  at June 30, 1995 and $1,229 at December 31,
  1994 reimbursable to American Premier).........       6,216          4,763
Payroll and related employee costs...............       1,037          1,081
Customer advances................................       1,292          1,349
Other accrued liabilities........................       3,455          1,296
                                                     --------       --------
  Total current liabilities......................      31,003         21,314
                                                     --------       --------

LONG-TERM DEBT LESS CURRENT MATURITIES...........       8,113         10,224
                                                     --------       --------

MINORITY INTEREST................................         517            281
                                                     --------       --------

REDEEMABLE PREFERRED STOCK-
      (ACQUISITION PAYABLE 1994).................       1,900          1,900
                                                     --------       --------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value; 1,000
  shares authorized, none issued
Common stock, $.10 par value; 75,000
  shares authorized; 38,669 issued
  and outstanding at June 30, 1995 and
  December 31, 1994..............................       3,867          3,867
Additional paid-in capital.......................      46,458         46,458
Deficit..........................................     (25,079)       (21,184)
                                                     --------       --------
Total shareholders' equity.......................      25,246         29,141
                                                     --------       --------
TOTAL............................................    $ 66,779       $ 62,860
                                                     ========       ========

            See accompanying notes to consolidated financial statements.

               DI INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)


                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                        ------------------  -------------------
                                              JUNE 30,            JUNE 30,
                                        ------------------  -------------------
                                          1995        1994    1995       1994
                                        --------  --------  ---------  ---------

REVENUES:
Contract drilling.....................   $23,151   $14,331   $45,497   $28,737
                                         -------   -------   -------   -------

COSTS AND EXPENSES:
Drilling operations...................    22,076    14,302    44,602    28,243
Depreciation, depletion and
  amortization........................     1,237       689     2,350     1,362
General and administrative............       652       632     1,305     1,764
                                         -------   -------   -------   -------
Total costs and expenses..............    23,965    15,623    48,257    31,369
                                         -------   -------   -------   -------

OPERATING LOSS........................      (814)   (1,292)   (2,760)   (2,632)
                                         -------   -------   -------   -------

OTHER INCOME (EXPENSE):
Interest income.......................       122       274       152       308
Interest expense......................      (412)      (83)     (758)     (174)
Other, net............................       (18)      166        25       246
                                         -------   -------   -------   -------
 Other income (expense), net..........      (308)      357      (581)      380
                                         -------   -------   -------   -------

NET LOSS FROM CONTINUING OPERATIONS...    (1,122)     (935)   (3,341)   (2,252)

DISCONTINUED OPERATIONS (Note 3)
Income (loss) from oil and
  gas operations......................         7        14        (4)       38
Loss from sale of oil
  and gas properties..................      (550)        -      (550)        -
                                         -------   -------   -------   -------
Income (loss) from discontinued
  operations..........................      (543)       14      (554)       38
                                         -------   -------   -------   -------

NET LOSS..............................   $(1,665)  $  (921)  $(3,895)  $(2,214)
                                         =======   =======   =======   =======

Loss per share from continuing
  operations..........................      (.03)     (.02)     (.09)     (.06)

Loss per share of common stock from
  discontinued operations.............      (.01)        -      (.01)        -
                                         -------   -------   -------   -------

Net loss per share of common stock....   $  (.04)    $(.02)  $  (.10)    $(.06)
                                         =======   =======   =======   =======

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK OUTSTANDING..    38,669    38,584    38,669    38,500
                                         =======   =======   =======   =======


                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                             SIX MONTHS ENDED
                                          ----------------------
                                                 JUNE 30,
                                          ----------------------
                                             1995        1994
                                          ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................   $(3,895)  $(2,214)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
      Depreciation, depletion
      and amortization...................     2,350     1,362
      Gain on sale of assets.............      (261)     (282)
      Provision for doubtful accounts....        96       155
  Net effect of changes in assets and
      liabilities related to operating
      accounts...........................     3,382    (3,313)
  Discontinued operations................     2,592       270
                                            -------   -------

  Cash provided by (used in)
    operating activities.................     4,264    (4,022)
                                            -------   -------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions.......    (2,571)   (1,539)
  Proceeds from disposal of property.....       542       418
                                            -------   -------

  Cash used in investing
    activities...........................    (2,029)   (1,121)
                                            -------   -------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt borrowings........................     1,524     2,690
  Debt repayments........................    (2,859)   (1,134)
  Issuance of Common Stock...............         -       200
                                            -------   -------
  Cash provided by (used in) financing
     activities..........................    (1,335)    1,756
                                            -------   -------

  NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS.....................       900    (3,387)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD..................     1,628     4,898
                                            -------   -------

  CASH AND CASH EQUIVALENTS:
    END OF PERIOD........................   $ 2,528   $ 1,511
                                            =======   =======

       See accompanying notes to consolidated financial statements.

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

  The accompanying unaudited consolidated financial statements have been prepared by DI Industries, Inc.("the Company") in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 1995, and the results of operations and cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results for any other period or for the year as a whole.
These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the nine months ended December 31, 1994.

  Consolidated financial statement balances for 1994 have been reclassified to treat as Discontinued Operations the Company's oil and gas producing properties which were sold on August 9, 1995.

2.  LOSS PER COMMON STOCK SHARE

          The following table presents the weighted average number of shares of common stock and common stock equivalents outstanding for the three and six months ended June 30, 1995 and 1994.

                                  Three Months Ended    Six Months Ended
                                       June 30,            June 30,
                                     1995    1994     1995      1994
                                   -------  ------   ------    ------
                                    (In thousands)    (In thousands)
Weighted Average Shares of
  Common Stock Outstanding.....      38,669   38,584    38,669   38,500
Stock Options
  (Treasury Method)............           -        -         -        -
                                     ------   ------    ------   ------
                                     38,669   38,584    38,669   38,500
                                     ======   ======    ======   ======

     Stock options are not included in the computation for the three and six months ended June 30, 1995 and 1994 since such inclusion would be antidilutive.

3.    DISCONTINUED OPERATIONS
--

     On June 7, 1995 the Company entered into an agreement to sell its producing oil and gas properties, effective April 1, 1995, for a cash sales price of $4.2 million, subject to certain adjustments. The sell was closed August 9, 1995. Proceeds from this transaction were used to pay off the company's production term note which had an outstanding balance of $1,470,990, purchase two certificates of deposit totalling $1,412,411 as collateral for two letters of credit that are outstanding under the Company's revolving line of credit, with the remainder of the proceeds, $1,335,054, used for working capital purposes.

     At June 30, 1995 all assets and liabilities associated with the oil and gas properties are identified on the Consolidated Balance Sheet as Discontinued Operations. The December 31, 1994 Consolidated Balance Sheet has been restated with all assets and liabilities associated with the oil and gas properties identified as Discontinued Operations.

     The Consolidated Statements of Operations from the periods presented identifies the income (loss) from oil and gas operations. As a result of the sale of the oil and gas properties, the Company has recorded a $550,000 non-cash loss.

4.    ACCOUNTING FOR INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective April 1, 1993. This Statement supersedes Accounting Principles Board Opinion No. 11. Adopting SFAS No. 109 does not effect the Company's loss for the three and six months ended June 30, 1995, and 1994, respectively. Based on an analysis of the Company's gross deferred tax asset (taking into consideration applicable statutory carryforward periods and other limitations), the Company has determined that the recognition criteria set forth in SFAS No. 109, "Accounting For Income Taxes", are not met and, accordingly, the gross deferred tax asset is reduced fully by a valuation allowance.

     Deferred income taxes reflect the gross tax effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and (b) operating loss and tax credit carryforwards.

     The tax effects of the significant items comprising the Company's net deferred tax asset as of January 1, 1995 are as follows:

                                      January 1,
                                      ----------
                                         1995
                                      ----------
Deferred tax asset:
 Reserves not currently deductible..      $ 1,902
 Operating loss carryforwards               5,534
 Tax credit carryforwards...........        2,400
                                          -------
9,836
Deferred tax liability:
 Differences between book and tax
 basis of property..................        5,984
                                          -------
                                            3,852

Valuation allowance                        (3,852)
                                          -------
Net deferred tax asset                    $     -
                                          =======

     The analysis of the likelihood of realizing the gross deferred tax asset will be reviewed and updated periodically. Any required adjustment to the valuation allowance will be made in the period in which the developments on which they are based become known.

5.  CONTINGENT LIABILITIES

     The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition or results of operations.

6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

     The Company had working capital of $5.2 million and $10.7 million at June 30, 1995 and December 31, 1994, respectively. The Company's current ratio (current assets to current liabilities) at June 30, 1995 and December 31, 1994, was 1.17 to 1.00 and 1.5 to 1.00, respectively. Cash and cash equivalents increased from $1.6 million at December 31, 1994 to $2.5 million at June 30, 1995. Long-term debt was 32.1% and 35.1% of total capital at June 30, 1995 and December 31, 1994, respectively.

          At June 30, 1995, the Company was not in compliance with the minimum working capital level of $7,000,000 required by the $10,000,000 NordlandsBanken AS term loan agreement. The Company is currently in discussions with the bank regarding the Company's proposal to restructure certain features of this term loan; including, interim financial covenant requirements, deferral of monthly principal payments, requirements to December 31, 1996 and amortization of the current outstanding note principal balance of $9,444,000 over a three year term. There is no assurance that such proposal will be accepted as requested by the Company.

  At June 30, 1995, the Company has $1,554,000 outstanding under it's $3 million oil and gas production bank term note. This note was paid off on August 9, 1995, in connection with the sell of the Company's producing oil and gas properties.

     The Company also has a $2.5 million revolving bank line of credit which had an original maturity date of September 15, 1995. At June 30, 1995, there was $975,000 in loans outstanding and $1,412,000 letters of credit outstanding under the $2.5 million line of credit. In connection with the sell of the Company's producing oil and gas properties completed on August 9, 1995, a portion of the cash proceeds was used to collateralize with Certificates of Deposit, the $1.4 million Letters of Credit discussed above. In addition, the $975,000 balance outstanding under the revolving Line of Credit was converted to a term note with $100,000 due on September 15, 1995, and $875,000 due October 15, 1995.

     The Company has an overdraft facility with a bank in Argentina, which is payable on demand, bearing interest at the current market rate in Argentina and secured by two drilling rigs. The overdraft facility had an outstanding balance of $499,000 and $376,000 at June 30, 1995 and December 31, 1994, respectively.

     During the six months ended June 30, 1995, the Company's debt repayments include $1.7 million to Anson Drilling Company of Colombia, S.A. for partial payment of the acquired drilling operations in Venezuela.

     Capital expenditures were approximately $2.6 million for the six months ended June 30, 1995 and $1.5 million for the six months ended June 30, 1994. Capital expenditures primarily related to the Company's foreign operations for the six months ended June 30, 1995. For the six months ended June 30, 1994, capital expenditures related to an exploratory well drilled by DI Energy and domestic drilling equipment.

     Cash provided by operating activity was $4.2 million for the six months ended June 30, 1995 as compared to cash used by operating activities of $4 million for the six months ended June 30, 1994. The increase is primarily due to changes in the accounts receivable, accounts payable, accrued liabilities, inventory and prepaids generated from the increase in international activity and the effect of discontinued operations.

     As of the current date, management believes the Company will need additional capital to supplement cash resources available from working capital, cash flow from operations, proceeds from non-strategic asset sales and existing, amended or replacement credit facilities to satisfy cash requirements in the next twelve months at current operating plan levels. Capital requirements for significant new international projects would require funding from supplemental sources such as joint venture partner participation, bank project financing or other debt/equity sources; the availability of which is not assured at this time and which would be subject to negotiated terms and conditions.

RESULTS OF OPERATIONS

                        Three Months Ended June 30, 1995
                         Compared to Three Months Ended
                                 June 30, 1994

     A comparison of June 30, 1995 and 1994 three months revenues and operating expenses (also as percentage of respective divisions' revenues) for the Company's continuing contract drilling operations follows:

                                   (000's)
                       -------------------------------
                                 (Unaudited)
                       -------------------------------
                            Quarter Ended June 30,
REVENUES                 1995                   1994
--------               ---------             ---------
Contract Drilling:...
U.S..................  $10,842                $11,888
International
Mexico and Central
America                  4,791                    844
South America            7,518                  1,599
                       -------                 -------
Consolidated Totals     23,151                  14,331
                       -------                 -------


OPERATING COSTS
---------------
Contract Drilling:
U.S..................    9,985      ( 92.1%)    11,660   (98.1%)
International
Mexico and Central
America                  3,261      ( 68.1%)       615   (72.9%)
South America            8,830      (117.5%)     2,027  (126.8%)
                       -------                  ------
Consolidated Total      22,076                  14,302
                       -------                 -------
OPERATING MARGIN.....  $ 1,075                 $    29
----------------       -------                 -------

     Consolidated revenues increased 61.5% to $23.2 million for the three months ended June 30, 1995 compared to $14.3 million for the three months ended June 30, 1994. This increase was primarily due to the expansion in South America, Mexico and Central America and increased revenues from the U.S. Domestic Western Division. Revenues from the Company's South American operations increased by $2.6 million during the three months ended June 30, 1995 due to the start-up in Argentina, during January, 1995, of four drilling rigs to supplement the three rigs then operating in Argentina. The additional increase of $3.3 million in revenues from South American operations resulted from the acquisition of a Venezuelan operating company effective September 1, 1994. Revenues from the Company's Mexico and Central American operations increased by $3.9 million during the three months ended June 30, 1995 over the three months ended June 30, 1994. The Mexico and Central America operation expanded from a one rig operation in 1994 to a four rig operation in 1995. A revenue increase of $520,000 from the U.S. Domestic Western Division was due to the utilization of an additional workover rig used for horizontal re-entry workover operations. This revenue increase was offset by a revenue decrease of $241,000 and $792,000 in the U.S. Domestic Northern and Eastern Divisions, respectively, due to decreased rig utilization. A revenue decrease in the U.S. Domestic Foundation Division of $385,000 was due to the phase out of this division.

     Consolidated operating expenses increased 54.4% to $22.1 million for the three months ended June 30, 1995 compared to $14.3 million for the three months ended June 30, 1994. Operating expenses for the Company's South American operations increased $6.8 million for the three months ended June 30, 1995 compared to the 1994 three month period as a result of the expansion of the Argentina drilling rig fleet and acquisition of the Venezuela operating company discussed above. The increase in percentage of South American operating expenses relative to revenues for the three months ended June 30, 1995 is due to startup costs on the four rigs added to Argentina. Operating expenses for the Mexico and Central American operations were $3.2 million for the three months ended June 30, 1995 compared to $615,000 during the three months ended June 30, 1994. This was offset by a combined decrease in operating expenses of $1.3 million in the U.S. Domestic Mid-Continent, Northern and Eastern Divisions due to lower rig utilization and a decrease of $654,000 due to phase out of the Foundation Division.

     Depreciation, depletion and amortization increased 79.5% to $1.2 million for three months ended June 30, 1995 compared to $689,000 for the three months ended June 30, 1994. This increase was due to the acquisition of drilling equipment for the International Division.

     Interest expense increased to $412,000 for the three months ended June 30, 1995 compared to $83,000 for the three months ended June 30, 1994. The increase was due to an increase in borrowings for expansion of the international operations.

     The loss from discontinued operations was $543,000. This primarily was the result of the sell of the Company's oil and gas operations, completed August 9,1995.


                         Six Months Ended June 30, 1995
                          Compared to Six Months Ended
                                 June 30, 1994

     A comparison of June 30, 1995 and 1994 six months revenues and operating expenses (also as percentage of respective divisions' revenues) for each of the Company's operating divisions follows:

                                   (000's)
                       -------------------------------
                                 (Unaudited)
                       -------------------------------
                          Six Months Ended June 30,
                       --------------------------------
                            Quarter Ended June 30,
REVENUES                 1995                    1994
--------               ---------              ---------
Contract Drilling:...
  U.S................  $20,676                $22,783
  International
    Mexico and Central
    America              7,695                    844
    South America       14,522                  5,110
    Export Sales         2,604                      -
                       -------                -------

    Consolidated
     Totals             45,497                 28,737
                       -------                -------

OPERATING COSTS
---------------
Contract Drilling:
  U.S.................  19,776      ( 95.6%)   22,550  (99.9%)
  International
    Mexico and Central
      America            6,224      ( 68.1%)      661  (78.3%)
    South America       15,998      (110.1%)    5,032  (98.5%)
    Export Sales         2,604      (100.0%)        -
                       -------                -------

Consolidated Totals     44,602                 28,243
                       -------                -------

OPERATING MARGIN.....  $   895                $   494
----------------       -------                -------

     Consolidated revenues increased 58.3% to $45.5 million for the six months ended June 30, 1995 compared to $28.7 million for the six months ended June 30, 1994. This increase was primarily due to the expansion in South America, Mexico and Central America. Revenues from the Company's South American operations increased by $2.9 million during the six months ended June 30, 1995 due to the start-up in Argentina, during January, 1995, of four drilling rigs to supplement the three rigs then operating in Argentina. The additional increase of $6.5 million in revenues from South American operations resulted from the acquisition of a Venezuelan operating company effective September 1, 1994. Revenues from the Company's Mexico and Central American operation increased by $6.9 million during the six months ended June 30, 1995 compared to $844,000 during the six months ended June 30, 1994. This increase resulted from the expansion of the Mexico and Central America operation from a one rig operation to a four rig operation. International export revenues for the six months ended June 30, 1995 were $2.6 million and resulted from materials sold for export to Central America. A revenue increase of $1 million in the Mid-Continent Division was due to increased rig utilization in Louisiana and East Texas and a large turnkey contract in Louisiana. This revenue increase was partially offset by a revenue decrease $1.2 million in the Eastern Division due to lower rig utilization and a decrease of $943,000 due to the phase out of the U.S. Domestic Foundation Division.

     Consolidated operating expenses increased 57.9% to $44.6 million for the six months ended June 30, 1995 compared to $28.2 million for the six months ended June 30, 1994. Operating expenses for the Company's South American operations increased $10.9 million for the six months ended June 30, 1995 compared to the 1994 six month period as a result of the expansion of the Argentina drilling rig fleet and acquisition of the Venezuela operating company discussed above. The increase in percentage of South American operating expenses relative to revenues for the six months ended June 30, 1995 is due to start-up costs on the four rigs added to Argentina. Operating expenses for the Mexico and Central American operations were $6.2 million for the six months ended June 30, 1995 compared to $661,000 during the six months ended June 30, 1994 this increase is due to the expansion of the drilling fleet. International export operating expenses for the six months ended June 30, 1995 were $2.6 million, representing costs of materials sold for export to Central America.
The U.S. Domestic Foundation Division's operating expenses decreased $1.7 million due to the phase out of that division.

     Depreciation, depletion and amortization increased 72.5% to $2.3 million for six months ended June 30, 1995 compared to $1.4 million for the six months ended June 30, 1994. This increase was due to the acquisition of drilling equipment for the International Division.

     Interest expense increased to $758,000 for the six months ended June 30, 1995 compared to $174,000 for the six months ended June 30, 1994. The increase was due to an increase in borrowings for expansion of the international operations.

     The loss from discontinued operations was $554,000 for the six months ended June 30, 1995. This primarily was the result of the sell of the Company's oil and gas operations completed August 9, 1995.

7.   INDUSTRY TRENDS

     The weekly national count of working rigs in the United States as reported by Baker Hughes Incorporated on August 4, 1995 was 732 compared to 771 on August 5, 1994. The 732 working rigs included 614 working land rigs which are in the Company's area of competition.

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

          There has been an increase in the demand for oil and gas drilling services in South America. In response to this, during 1992, the Company commenced drilling activities in Argentina and expanded into Venezuela during 1994. The Company also formed a majority-owned subsidiary to perform geothermal drilling in Central America and has completed projects in Guatemala, El Salvador and is currently working on projects in Mexico. The Company will continue to market its services to expand into selected international markets.

          Although certain consolidations have occurred within the land drilling industry, an oversupply of land drilling rigs still exists. There is a general shortage in the industry of used drill pipe, and the cost of obtaining new and used drill pipe is substantially higher than in prior periods and is currently escalating. At present, the Company does not have a shortage of drill pipe or other equipment but, depending on rig utilization, may need to purchase additional drill pipe for rigs in service.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     - No reports on Form 8-K wer filed during the three month period ended June 30, 1995.

         (a)  Exhibit 11 - Computation of Loss per Common Stock Share.
         (b)  Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DI INDUSTRIES, INC.


Date:  August 14, 1995            By     MAX M. DILLARD
                                    -------------------------
                                        Max M. Dillard
                                          President


Date:  August 14, 1995            By    THOMAS L. EASLEY
                                    -------------------------
                                       Thomas L. Easley
                              Vice President & Chief Financial Officer