Form 10-Q
period 1995-09-30
DI INDUSTRIES INC
filed 1995-11-14
CIK 320186

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1995

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes [X]  No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 10, 1995, 38,669,378 shares of common stock, par value $.10 per share.

================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     DI INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (IN THOUSANDS)

                                                  SEPTEMBER 30   DECEMBER 31,
                                                  -------------  -------------
                                                      1995           1994
                                                  -------------  -------------
                                                   (UNAUDITED)     (AUDITED)
                                                  -------------  -------------
       CURRENT ASSETS:

       Cash and cash equivalents.................      $  3,021       $  1,628
       Restricted cash...........................         1,617              -
       Accounts receivable, net of allowance
        of $2,142 and $2,066 at September 30,
        1995 and December 31, 1994, respectively.        22,802         16,864
       Inventory.................................         2,529          3,650
       Rigs held for sale........................         2,516          2,516
       Prepaids and other current assets.........         4,378          4,080
       Discontinued Operations...................            80          3,238
                                                       --------       --------
    Total current assets.........................        36,943         31,976
                                                       --------       --------

       PROPERTY AND EQUIPMENT:

       Land, buildings and improvements..........         3,507          4,044
       Drilling and well service equipment.......        39,850         36,179
       Furniture and fixtures....................         1,072          1,017
       Less accumulated depreciation,
        depletion and amortization...............       (13,161)       (10,454)
                                                       --------       --------
         Net property and equipment..............        31,268         30,786
                                                       --------       --------

       OTHER NONCURRENT ASSETS...................           131             98
                                                       --------       --------
       TOTAL.....................................      $ 68,342       $ 62,860
                                                       ========       ========

         See accompanying notes to consolidated financial statements.

                     DI INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                          --------------  -------------
                                                               1995           1994
                                                          --------------  -------------
                                                           (UNAUDITED)      (AUDITED)
                                                          --------------  -------------
       CURRENT LIABILITIES:

       Current maturities of long-term debt.............       $  3,391       $  5,585
       Accounts payable - trade.........................         14,999          7,240
       Accrued workers' compensation (including $1,858
        at September 30, 1995 and $1,229 at December 31,
        1994 reimbursable to American Premier)..........          5,117          4,763
       Payroll and related employee costs...............          2,552          1,081
       Customer advances................................            537          1,349
       Other accrued liabilities........................          4,203          1,296
                                                               --------       --------
         Total current liabilities......................         30,799         21,314
                                                               --------       --------
       LONG-TERM DEBT LESS CURRENT MATURITIES...........         11,191         10,224
                                                               --------       --------
       MINORITY INTEREST................................            556            281
                                                               --------       --------
       REDEEMABLE PREFERRED STOCK-
             (ACQUISITION PAYABLE-1994).................          1,900          1,900
                                                               --------       --------
       COMMITMENTS AND CONTINGENT LIABILITIES

       SHAREHOLDERS' EQUITY:

       Preferred stock, $1 par value; 1,000
        shares authorized, none issued
       Common stock, $.10 par value; 75,000
        shares authorized; 38,669 issued
        and outstanding at September 30, 1995 and
        December 31, 1994...............................          3,867          3,867
       Additional paid-in capital.......................         46,458         46,458
       Deficit..........................................        (26,429)       (21,184)
                                                               --------       --------
       Total shareholders' equity.......................         23,896         29,141
                                                               --------       --------
       TOTAL............................................       $ 68,342       $ 62,860
                                                               ========       ========

            See accompanying notes to consolidated financial statements.

                     DI INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                        ------------------   -----------------
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                        ------------------   -----------------
                                          1995      1994       1995      1994
                                        -------    -------   -------   -------
REVENUES:
Contract drilling.....................   $27,106   $17,215   $72,603   $45,929
                                         -------   -------   -------   -------
COSTS AND EXPENSES:
Drilling operations...................    26,658    16,670    71,260    45,408
Depreciation, depletion and
  amortization........................     1,254       765     3,604     2,121
General and administrative............       759       617     2,064     1,868
                                         -------   -------   -------   -------
Total costs and expenses..............    28,671    18,052    76,928    49,397
                                         -------   -------   -------   -------

OPERATING LOSS........................    (1,565)     (837)   (4,325)   (3,468)
                                         -------   -------   -------   -------
OTHER INCOME (EXPENSE):
Gain on currency exchange.............       521         -       521         -
Interest income.......................        77        17       229       322
Interest expense......................      (392)      (64)   (1,150)     (250)
Gain on sale..........................       164        12       424       294
Minority Interest.....................       (39)        -      (274)      (22)
                                         -------   -------   -------   -------
  Other income (expense), net.........       331       (35)     (250)      344
                                         -------   -------   -------   -------

NET LOSS FROM CONTINUING OPERATIONS...    (1,234)     (872)   (4,575)   (3,124)

DISCONTINUED OPERATIONS (Note 3)
Income (loss) from oil and
  gas operations......................         -        49        (4)       87
Loss from sale of oil
  and gas properties..................      (116)        -      (666)        -
                                         -------   -------   -------   -------
Income (loss) from discontinued
  operations..........................      (116)       49      (670)       87
                                         -------   -------   -------   -------

NET LOSS..............................   $(1,350)  $  (823)  $(5,245)  $(3,037)
                                         =======   =======   =======   =======

Loss per share from continuing
  operations..........................      (.03)     (.02)     (.12)     (.08)

Loss per share of common stock from
  discontinued operations.............         -         -      (.02)        -
                                         -------   -------   -------   -------
Net loss per share of common stock....     $(.03)    $(.02)    $(.14)    $(.08)
                                         =======   =======   =======   =======
WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK OUTSTANDING..    38,669    38,584    38,669    38,585
                                         =======   =======   =======   =======

                     DI INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                             NINE MONTHS ENDED
                                          ----------------------
                                               SEPTEMBER 30,
                                          ----------------------
                                             1995        1994
                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................   $(5,245)   $(3,037)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
      Depreciation, depletion
      and amortization...................     3,604      2,121
      Gain on sale of assets.............      (424)      (294)
      Provision for doubtful accounts....       255        185
  Net effect of changes in assets and
      liabilities related to operating
      accounts...........................     6,551     (4,477)
  Discontinued operations................     3,158        621
                                            -------    -------
  Cash provided by (used in)
    operating activities.................     7,899     (4,881)
                                            -------    -------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions.......    (4,487)    (5,011)
  Proceeds from disposal of property.....       825        435
                                            -------    -------
  Cash used in investing
    activities...........................    (3,662)    (4,576)
                                            -------    -------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt borrowings........................     2,142      7,510
  Debt repayments........................    (3,369)    (2,027)
  Issuance of Common Stock...............         -        200
                                            -------    -------
  Cash provided by (used in) financing
     activities..........................    (1,227)     5,683
                                            -------    -------

  NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS.....................     3,010     (3,774)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD..................     1,628      4,898
                                            -------    -------

  CASH AND CASH EQUIVALENTS:
    END OF PERIOD (including Restricted
    Cash of $1,617 at September 30, 1995)   $ 4,638    $ 1,124
                                            =======    =======

       See accompanying notes to consolidated financial statements.

                     DI INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

  The accompanying unaudited consolidated financial statements have been prepared by DI Industries, Inc.("the Company") in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 1995, and the results of operations and cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results for any other period or for the year as a whole. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the nine months ended December 31, 1994.

  Consolidated financial statement balances for 1994 have been reclassified to treat as Discontinued Operations the Company's oil and gas producing properties which were sold on August 9, 1995.

2.  LOSS PER COMMON STOCK SHARE

          The following table presents the weighted average number of shares of common stock and common stock equivalents outstanding for the three and nine months ended September 30, 1995 and 1994.

                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                    1995        1994     1995     1994
                                    ----        ----     ----     ----
                                     (In thousands)      (In thousands)
Weighted Average Shares of
  Common Stock Outstanding..         38,669   38,584    38,669   38,585
Stock Options
  (Treasury Method).........              -        -         -        -
                                     ------   ------    ------  -------
                                     38,669   38,584    38,669   38,585
                                     ======   ======    ======  =======

     Stock options are not included in the computation for the three and nine months ended September 30, 1995 and 1994 since such inclusion would be antidilutive.

3.    DISCONTINUED OPERATIONS

     On June 7, 1995 the Company entered into an agreement to sell its producing oil and gas properties, effective April 1, 1995, for a cash sales price of $4.2 million, subject to certain adjustments. The sale was closed August 9, 1995. Proceeds from this transaction were used to pay off the Company's production term note which had an outstanding balance of $1,470,990, purchase two certificates of deposit totalling $1,412,411 as collateral for two letters of credit that were then outstanding under the Company's revolving line of credit, with the remainder of the proceeds, $1,335,054, used for working capital purposes.

     At September 30, 1995 all assets and liabilities associated with the oil and gas properties are identified on the Consolidated Balance Sheet as Discontinued Operations. The December 31, 1994 Consolidated Balance Sheet has been restated with all assets and liabilities associated with the oil and gas properties identified as Discontinued Operations.

     The Consolidated Statements of Operations from the periods presented identifies the income (loss) from oil and gas operations. As a result of the sale of the oil and gas properties, the Company has recorded a $660,000 non-cash loss.

4.    ACCOUNTING FOR INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective April 1, 1993. This Statement supersedes Accounting Principles Board Opinion No. 11. Adopting SFAS No. 109 does not effect the Company's loss for the three and nine months ended September 30, 1995, and 1994, respectively. Based on an analysis of the Company's gross deferred tax asset (taking into consideration applicable statutory carryforward periods and other limitations), the Company has determined that the recognition criteria set forth in SFAS No. 109, "Accounting For Income Taxes", are not met and, accordingly, the gross deferred tax asset is reduced fully by a valuation allowance.

     Deferred income taxes reflect the gross tax effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and (b) operating loss and tax credit carryforwards.

     The tax effects of the significant items comprising the Company's net deferred tax asset as of January 1, 1995 are as follows:

                                        January 1,
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

6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

     The Company had working capital of $6.1 million and $10.7 million at September 30, 1995 and December 31, 1994, respectively. The Company's current ratio (current assets to current liabilities) at September 30, 1995 and December 31, 1994, was 1.20 to 1.00 and 1.5 to 1.00, respectively. Cash and cash equivalents increased from $1.6 million at December 31, 1994 to $4.6 million at September 30, 1995 inclusive of $1.6 million of restricted cash securing letters of credit at such date. Long-term debt was 46.8% and 35.1% of total capital at September 30, 1995 and December 31, 1994, respectively.

          At September 30, 1995, the Company was not in compliance with the minimum working capital level of $7,000,000 required by the $10,000,000 NordlandsBanken AS term loan agreement. The loan agreement was amended subsequent to September 30, 1995 to provide for deferral of monthly principal payments of $277,777 until January 12, 1997. The remaining note principal balance of $9,444,000 which has been classified as a non-current liability at September 30, 1995 will be amortized in 36 equal monthly installments commencing January 12, 1997.

     The Company also had a $2.5 million revolving bank line of credit which had an original maturity date of September 15, 1995. In connection with the sale of the Company's producing oil and gas properties completed on August 9, 1995, a portion of the cash proceeds was used to collateralize with Certificates of Deposit, $1.4 million of Letters of Credit. In addition, the $875,000 balance outstanding under the revolving Line of Credit on August 9, 1995 was converted to a term note with $300,000 due on October 18, 1995, and the remaining outstanding principal balance due November 30, 1995.

     The Company also has a revolving line of credit for $1.1 million due December 12, 1995. The balance outstanding, at September 30, 1995 was $1 million. The line of credit is collateralized by certificates of deposit by certain Company shareholders.

     The Company has an overdraft facility with a bank in Argentina, which is payable on demand, bearing interest at the current market rate in Argentina and secured by two drilling rigs. The overdraft facility had an outstanding balance of $350,000 and $376,000 at September 30, 1995 and December 31, 1994, respectively.

     During the nine months ended September 30, 1995, the Company's debt repayments include $1.7 million to Anson Drilling Company of Colombia, S.A. for partial payment of the acquired drilling operations in Venezuela.

     Capital expenditures were approximately $4.5 million for the nine months ended September 30, 1995 and approximately $5 million for the nine months ended September 30, 1994. Capital expenditures primarily related to the Company's foreign operations for the nine months ended September 30, 1995 and 1994. For the nine months ended September 30, 1994, capital expenditures included $3 million for the acquisition of a Venezuelan operating company effective September 1, 1994.

     Cash provided by operating activity was $7.9 million for the nine months ended September 30, 1995 as compared to cash used by operating activities of $4.9 million for the nine months ended September 30, 1994. The increase is primarily due to changes in the accounts receivable, accounts payable, accrued liabilities, inventory and prepaids generated from the increase in international activity and the effect of discontinued operations of approximately $3.1 million.

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

RESULTS OF OPERATIONS

                     Three Months Ended September 30, 1995
                         Compared to Three Months Ended
                               September 30, 1994

     A comparison of September 30, 1995 and 1994 quarterly revenues and operating expenses (also as percentage of respective divisions' revenues) for the Company's operating divisions follows:

                                      (000's)
                       ----------------------------------
                                   (Unaudited)
                       ----------------------------------
                           Quarter Ended September 30,
                       ----------------------------------
                        1995                     1994
                       -------                  -------
REVENUES
Contract Drilling:
U.S.                   $11,903                   $14,873
International
Mexico and Central
America                  4,392                       317
South America            9,201                     2,025
Export Sales             1,610                        --
                       -------                   -------
Consolidated Totals     27,106                    17,215
                       -------                   -------


OPERATING COSTS
Contract Drilling:
U.S.                    10,763      ( 90.4%)      14,385         ( 96.7%)
International
Mexico and Central
America                  4,065      ( 92.6%)         285         ( 89.9%)
South America           10,138      (110.2%)       2,000         ( 98.8%)
Export Sales and Other   1,692                         -
                       -------                   -------
Consolidated Total      26,658                    16,670
                       -------                   -------
OPERATING MARGIN       $   448                   $   545
                       =======                   =======

     Consolidated revenues increased 57.5% to $27.1 million for the three months ended September 30, 1995 compared to $17.2 million for the three months ended September 30, 1994. This increase was primarily due to the expansion in South America, Mexico and Central America and increased revenues from the U.S. domestic Western Division. Revenues from the Company's South American operations increased by $1.5 million during the three months ended September 30, 1995 due to the start-up in Argentina, during January, 1995, of four drilling rigs to supplement the three rigs then operating in Argentina. The additional increase of $5.7 million in revenues from South American operations resulted from the acquisition of a Venezuelan operating company effective September 1, 1994. Revenues from the Company's Mexico and Central American operations increased by $4.1 million during the three months ended September 30, 1995 compared to $.3 million during the three months ended September 30, 1994. The Mexico and Central America operation expanded from a one rig operation to a four rig operation in 1995. International export revenue for the three months ended September 30, 1995 were $1.6 million and resulted from materials sold for export to Costa Rica. The revenue increase of $.5 million from the Western Division was due to the utilization of an additional workover rig used for horizontal re-entry workover operations. This revenue increase was offset by a revenue decrease of $1.8 million in the Company's Gulf Coast District operations. This decreased due to decreased rig utilization and lower contract prices.

     Consolidated operating expenses increased 59.9% to $26.7 million for the three months ended September 30, 1995 compared to $16.7 million for the three months ended September 30, 1994. Operating expenses for the Company's South American operations increased $2.4 million for the three months ended September 30, 1995 compared to the 1994 three month period as a result of the expansion of the Argentina drilling rig fleet and $5.7 million due to the acquisition of the Venezuela operating company discussed above. Operating expenses for the Mexico and Central American operations were $4.1 million for the three months ended September 30, 1995 compared to $.3 million during the three months ended September 30, 1994. International export operating expenses and other primarily for the three months ended September 30, 1995 were $1.6 million, representing costs of materials sold for export to Costa Rica. This was offset by a decrease in operating expenses of $1.6 million in the U.S. Domestic Gulf Coast District due to lower rig utilization and a decrease of $.8 million due to phase out of the Foundation Division.

     Depreciation, depletion and amortization increased 76.1% to $1.3 million for three months ended September 30, 1995 compared to $712,000 for the three months ended September 30, 1994. This increase was due to the acquisition of drilling equipment for the International Division.

     Gain on currency exchange of $521,000 for the three months ended September 30, 1995 is the result of currency exchange transactions related to the Venezuelan operations.

     Interest expense increased to $392,000 for the three months ended September 30, 1995 compared to $64,000 for the three months ended September 30, 1994. The increase was due to an increase in borrowing for the international operations.

     The loss from discontinued operations was $116,000 for the three months ended September 30, 1995 as compared to income of $49,000 for the three months ended September 30, 1994. This was the result of the disposal of the Company's oil and gas operations.


                      Nine Months Ended September 30, 1995
                         Compared to Nine Months Ended
                               September 30, 1994

     A comparison of September 30, 1995 and 1994 nine months revenues and operating expenses (also as percentage of respective divisions' revenues) for each of the Company's operating divisions follows:

                                      (000's)
                       ----------------------------------
                                   (Unaudited)
                       ----------------------------------
                           Quarter Ended September 30,
                       ----------------------------------
                        1995                     1994
                       -------                  -------
Contract Drilling:
  U.S.                     $32,576                  $37,633
  International
    Mexico and Central
    America                 12,087                    1,161
    South America           23,726                    7,135
    Export Sales             4,214                       --
                           -------                  -------

    Consolidated Totals     72,603                   45,929
                           -------                  -------

OPERATING COSTS
Contract Drilling:
  U.S.                      30,269      ( 92.9%)     37,430       (99.5%)
  International
    Mexico and Central
    America                 10,289      ( 85.1%)        946       (81.5%)
    South America           26,136      (110.4%)      7,032       (98.6%)
    Export Sales and Other   4,566      (108.4%)         --
                           -------                  -------

    Consolidated Totals     71,260                   45,408
                           -------                  -------

OPERATING MARGIN           $ 1,343                  $   521
                           -------                  -------

     Consolidated revenues increased 58.1% to $72.6 million for the nine months ended September 30, 1995 compared to $45.9 million for the nine months ended September 30, 1994. This increase was primarily due to the expansion in South America, Mexico and Central America. Revenues from the Company's South American operations increased by $4.4 million during the nine months ended September 30, 1995 due to the start-up in Argentina, during January 1995, of four drilling rigs to supplement the three rigs then operating in Argentina. The additional increase of $12.2 million in revenues from South American operations resulted from the acquisition of a Venezuelan operating company effective September 1, 1994. Revenues from the Company's Mexico and Central American operation increased by $10.9 million during the nine months ended September 30, 1995 over the $1.2 million during the nine months ended September 30, 1994. This increase resulted from the expansion of the Mexico and Central America operation from a one rig operation to a four rig operation. International export revenues for the nine months ended September 30, 1995 were $4.2 million and resulted from materials sold for export to Costa Rica. The Western Division had a $1.1 million increase due to the utilization of a horizontal re-entry rig which was inactive during the nine months ended September 30, 1994. Revenues from the Company's East Texas and Louisiana operations increased $2 million due to increased rig utilization and a large turnkey contract. This was offset by a revenue decrease of $2.9 million in the Company's Gulf Coast operations and $1.2 million in the Eastern Division due to decreased rig utilization. The Foundation Division had a revenue decrease of $974,000 due to the phase out of this division.

     Consolidated operating expenses increased 56.9% to $71.2 million for the nine months ended September 30, 1995 compared to $45.4 million for the nine months ended September 30, 1994. Operating expenses for the Company's South American operations increased $19.1 million for the nine months ended September 30, 1995 compared to the 1994 nine month period as a result of the expansion of the Argentina drilling rig fleet and acquisition of the Venezuela operating company discussed above. The increase in percentage of South American operating expenses relative to revenues for the nine months ended September 30, 1995 is due to start-up costs on the four rigs added to Argentina. Operating expenses for the Mexico and Central American operations were $10.3 million for the nine months ended September 30, 1995 compared to $946,000 during the nine months ended September 30, 1994 this increase is due to the expansion of the drilling fleet. International export operating expenses and other for the nine months ended September 30, 1995 were $4.6 million, primarily representing costs of materials sold for export to Costa Rica. Operating expenses from the Company's East Texas and Louisiana operations increased $1.7 million due to increased rig utilization and a large turnkey contract. This was offset by a decreased of $3.5 million in the Company's Gulf Coast operations and $849,000 in the Eastern Division due to decreased rig utilization. The Foundation Division's operating expenses decreased $2.5 million due to the phase out of that division.

     Depreciation, depletion and amortization increased 74.3% to $3.6 million for nine months ended September 30, 1995 compared to $2.1 million for the nine months ended September 30, 1994. This increase was due to the acquisition of drilling equipment for the International Division.

     Gain on currency exchange of $521,000 for the nine months ended September 30, 1995 is the result of currency exchange transactions related to the Venezuelan operations.

     Interest expense increased to $1.2 million for the nine months ended September 30, 1995 compared to $250,000 for the nine months ended September 30, 1994. The increase was due to an increase in borrowings for expansion of the international operations.

     The loss from discontinued operations was $670,000 for the nine months ended September 30, 1995 as compared to income of $87,000 for the nine months ended September 30, 1994. The loss is was the result of the disposal of the Company's oil and gas operations.

7.   INDUSTRY TRENDS

     The weekly national count of working rigs in the United States as reported by Baker Hughes Incorporated on November 3, 1995 was 764 compared to 824 on November 4, 1994. The 764 working rigs included 643 working land rigs which are in the Company's area of competition.

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

     - No reports on Form 8-K were filed during the three month period ended September 30, 1995.

         (a)  Exhibit 11 - Computation of Loss per Common Stock Share.
         (b)  Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DI INDUSTRIES, INC.

                                        /s/ Max M. Dillard
Date:  November 14, 1995            By_________________________
                                           Max M. Dillard
                                              President


                                       /s/ Thomas L. Easley
Date:  November 14, 1995            By_________________________
                                           Thomas L. Easley
                                Vice President & Chief Financial Officer