Form 10-K405
period 1995-12-31
DI INDUSTRIES INC
filed 1996-04-01
CIK 320186

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

                  For the Fiscal Year Ended December 31, 1995

                         Commission file number 1-8226
                             _____________________

                              DI INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   TEXAS                          74-2144774
       (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)       IDENTIFICATION NUMBER)

                450 GEARS ROAD
                  SUITE 625
                HOUSTON, TEXAS                       77067
   (Address of principal executive offices)        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  713-874-0202
                              ___________________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS             ON WHICH REGISTERED
                 -------------------             -------------------
           Common Stock, Par Value $0.10       American Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]  No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K (229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       At March 25, 1996, 38,669,378 shares of the Registrant's common stock were outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the closing price on the American Stock Exchange on March 25, 1996 of $.625) was approximately $11,363,920. The calculation of such market value should not be construed as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

       The following documents have been incorporated by reference into the Parts of this Report indicated: Certain sections of the Registrant's definitive proxy statement which involves the election of directors and is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the Registrant's fiscal year ended December 31, 1995, are incorporated by reference into Part III hereof.

===============================================================================

                                     PART I

ITEM 1. BUSINESS

     DI Industries, Inc. (the "Company"), a Texas corporation formed in 1980, is engaged primarily in the business of providing onshore contract drilling and well workover services to firms in the oil and gas industry. The Company conducts operations in Texas, Louisiana, Oklahoma, Ohio, Pennsylvania, New York, Michigan, Montana, Utah, North Dakota, and other states; and currently has international operations in Argentina, Venezuela and Mexico. As used herein, the term "Company" refers to DI Industries, Inc. and its subsidiaries, unless the context otherwise indicates. The Company's principal office is located at 450 Gears Road, Suite 625, Houston, Texas 77067, and its telephone number is
(713) 874-0202.

     The Company's principal operating strategy is to continue its focus on oil and gas contract drilling in targeted regions in the United States, particularly those with existing and potential gas production, and selected foreign opportunities, especially in Central and South America. The Company plans to pursue this strategy through aggressive marketing of its best equipment and refurbishing other existing equipment. In addition, the Company may make acquisitions of drilling equipment and oil and gas producing properties that open new markets and present the potential for attractive rates of return.

DISCONTINUED AND SUSPENDED OPERATIONS

     On June 7, 1995 the Company entered into an agreement to sell its producing oil and gas properties, effective April 1, 1995, for a cash sales price of $4.2 million, subject to certain adjustments. The sale was closed August 9, 1995. Proceeds from this transaction were used to pay off the Company's production term note which had an outstanding balance of approximately $1.5 million, purchase two certificates of deposit totaling approximately $1.4 million as collateral for two letters of credit that were then outstanding under the Company's revolving line of credit, with the remainder of the proceeds, approximately $1.3 million used for working capital purposes.

     The December 31, 1994 Consolidated Balance Sheet has been restated with all assets and liabilities associated with the oil and gas properties identified as Discontinued Operations.

     The Consolidated Statements of Operations for the periods presented identifies the income (loss) from producing oil and gas operations. As a result of the sale of the oil and gas properties, the Company has recorded a $768,000 non-cash loss.

     The Company has, in the past, provided shaft drilling equipment for commercial drilling operations (large diameter shaft drilling, mining, and water/disposal wells). No such activities were carried out in 1995 and there are no current plans for activating this business segment unless there is increased demand for such specialized drilling technology.

INDUSTRY SEGMENTS

     Reference is made to Note 8 of the Notes to Consolidated Financial Statements for information regarding the Company's industry segments.

INDUSTRY CONDITIONS

     Operating Results.  The Company reported a net loss of $13,447,000,
     ------------------
$2,209,000 and $2,658,000 for the year ended December 31, 1995; the nine months ended December 31, 1994; and the year ended March 31, 1994, respectively. The future profitability of the Company is substantially dependent upon improvement in the utilization of, and contract rates earned by, its oil and gas drilling and workover rigs. No assurance can be given that the Company's operation will obtain profitable levels in the future.

     Oil and Gas Industry.  The Company's oil and gas contract drilling
     ---------------------
operations, which have historically focused on the domestic market, have been severely depressed for the past several years, largely as a result of significant declines in oil and gas prices and associated reductions of oil and gas drilling activities and the oversupply of drilling equipment. These conditions have resulted in both low contract rates and low levels of rig utilization; although demand for land drilling rigs has shown improvement during the past quarter, 1995. The Company's future success will depend in large part upon a general economic improvement in the oil and gas and contract drilling industries, which cannot be predicted with certainty.

     In response to the depressed domestic activity, the Company has focused on foreign opportunities, especially the Central and South American markets where the Company's International Division has in recent years has conducted drilling operations in Argentina, Guatemala, El Salvador, Venezuela and Mexico. There has been an increase in oil and gas drilling activities in South America due to privatization efforts and geothermal drilling in Mexico and Central America. The Company will consider expansion into selected international markets.

     There is a general shortage in the industry of used drill pipe, and the cost of obtaining new and used drill pipe is substantially higher than in prior periods and is currently escalating. At present, the Company has an adequate, but not a surplus, supply of drill pipe and drill collars and has began a gradual replacement program in the last half of 1995 that will continue in 1996. Also, depending on rig utilization, the Company may need to purchase additional drill pipe for rigs in service or placed in service.

     Oilfield Service and Supply Industry.  The Company has a major repair and
     -------------------------------------
fabrication yard. This facility is currently utilized for the primary purpose of servicing the Company's own rig and equipment requirements but has capabilities for third party services if industry conditions improve.

CONTRACT DRILLING AND WORKOVER

     Drilling/Workover Operations.  At December 31, 1995, the Company owned
     ------------------------------
or operated 87 drilling and workover rigs located in ten states, eight drilling rigs in Argentina, ten drilling and workover rigs in Venezuela, and four drilling rigs in Mexico. Under a typical oil and gas drilling contract, the Company provides its customers with drilling rigs and related equipment, as well as field personnel. The Company considers a rig which is presently working to be an "active" rig. Rigs which are not working but which are currently being actively marketed are viewed as "idle." "Inactive" rigs are rigs which are not working and are not currently being actively marketed. Inactive rigs may require additional capital expenditures to reactivate them for service. The Company estimates that the costs required to reactivate its inactive rigs may range between $20,000 to $500,000 per rig. The Company's contract drilling and well workover operations are conducted through four operating divisions in the United States organized by geographic location and the nature of the business conducted, one operating division in Argentina, one operating division in Venezuela and one operating division in Mexico.

     Mid-Continent Division.  The Company's Mid-Continent Division is
     -----------------------
headquartered in Houston, Texas, with district offices in Houston and Midland, Texas and Shreveport, Louisiana, and provides oil and gas contract drilling services primarily in the states of Texas, Louisiana, Arkansas and Oklahoma. Of the Mid-Continent Division's 33 rigs, 29 have rated depth capacities of over 10,000 feet, eight of which are rated at 20,000 feet or deeper.

     Eastern Division.  The Eastern Division is headquartered in Midvale, Ohio,
     -----------------
and drills gas wells in Ohio, Pennsylvania and New York, principally at depths of 7,000 feet or less. The Eastern Division operates nine rigs. Historically, the Eastern Division contracts to drill packages of several wells. The Eastern Division's operations are limited during the spring of each year due to "frost laws" of the jurisdictions in which it operates which restrict movement of equipment on public roads during such period.

     Northern Division.  The Northern Division is headquartered in Mt. Pleasant,
     ------------------
Michigan, and drills oil and gas wells principally in Michigan, at depths of 1,000 to 18,000 feet. Of the Northern Division's nine rigs, five are rated 6,000 to 8,500 feet, three are rated at up to 20,000 feet and one up to 2,500 feet. The Northern Division's operations are also limited during the spring of each year due to "frost laws" of the jurisdictions in which it operates which restrict movement of equipment on public roads during such periods.

     On March 28, 1996, the Company completed the formation of a Joint Venture, IN/Drillers, Inc., between its wholly-owned subsidiary, Drillers, Inc., and Dart Energy Corp. to combine the Michigan contract drilling operations of Drillers,Inc. with the Michigan contract drilling operations of Indril, a subsidiary of Dart Energy Corp. Drillers, Inc. and Dart Energy will each contribute five drilling rigs to the Joint Venture with Drillers, Inc. having a 65% interest and Dart Energy having a 35% interest in the Joint Venture which will be carried out as a jointly-owned Michigan Limited Liability Company.

     Drillers, Inc. and Indril are the two leading deep well drilling contractors in Michigan, and the formation of this Joint Venture is expected to result in more efficient scheduling of drilling equipment and improved operating and cost efficiencies with the increase in rig fleet size.

     International Division.  The International Division is headquartered in
     -----------------------
Houston, Texas, with offices in Buenos Aires and Neuquen, Argentina; Barinas, Valle De La Pascua, El Tigre, and Guasdualito, Venezuela; and Morelia, Mexico. The international Division has active drilling operations in Argentina, Venezuela and Mexico.

     Argentina Division.  The Company owns and operates seven active drilling
     -------------------
rigs in Argentina, including four drilling rigs that were shipped to Argentina from the US in November, 1994, and owns one rig held for parts. The Argentina Division provides oil and gas contract drilling services, primarily in the Neuquen area, on daywork and turnkey contracts. The Argentina drilling rigs have rated depths of 6,000 to 12,000 feet.

     Venezuela Division.  The Company owns four land-based drilling rigs and two
     -------------------
land-based workover rigs in Venezuela. In addition, the Company operates four drilling rigs under a labor contract. Two of the drilling rigs and the two workover rigs were acquired in an acquisition effective September 1, 1994. Two drilling rigs were shipped to Venezuela from the US in September and November, 1994. The Venezuela Division provides oil and gas contract drilling services under daywork contracts and workover services under hourly contracts. The Venezuela drilling rigs have rated depths of 10,500 to 15,000 feet.

     Mexico Division.  In November, 1994, the Company, through its 90% owned
     ----------------
subsidiary, DI/Perfensa Inc., commenced a geothermal project in Mexico with four drilling rigs. One of the drilling rigs was shipped to Mexico from El Salvador and three of the drilling rigs were shipped to Mexico from the US. This geothermal project was completed in November, 1995. A new geothermal drilling project requiring one drilling rig began in December 1995 and is expected to extend for approximately fifteen months. The other three rigs in Mexico are currently stacked. The Mexico drilling rigs have rated depths of 10,000 to 16,000 feet.

     Western Division (Workover Operations).  The Company's Western Division is
     ---------------------------------------
headquartered in Glendive, Montana, with a district office in Roosevelt, Utah, and provides well workover services in Montana, Utah and North Dakota. The Western Division operates 22 carrier-mounted workover rigs and has one rig stacked for parts. A workover is a repair, maintenance or modification of a producing well designed to remedy mechanical problems in the well, productivity problems in the formation or other difficulties in extracting oil and gas. Workover services are vital to the oil and gas producing industry as most producing wells eventually encounter these problems. Workover services include repairing and replacing down-hole production equipment, opening additional productive intervals, re-completion of wells to new producing zones, completing newly drilled wells, drilling out of plugs and packers, and the converting producing wells to injection wells during enhanced recovery operations.

     Drilling and Workover Equipment.  A land drilling rig of the general type
     --------------------------------
operated by the Company consists of engines, drawworks, mast, pumps, blowout preventers, drill pipe and related equipment. The size and type of rig utilized depends, among other factors, upon well depth and site conditions. An active maintenance and replacement program during the life of a drilling rig permits upgrading of components on an individual basis. Over the life of a typical rig, due to the normal wear and tear of operating up to 24 hours a day, several of the major components, such as engines, mud pumps and drill pipe, are replaced or rebuilt on a periodic basis as required, while other components, such as the substructure, mast and drawworks, can be utilized for extended periods of time with proper maintenance. The Company considers its drilling rigs to be well-maintained and capable of performing contracts undertaken competitively within the industry.

     A workover rig is a mobile carrier-mounted rig designed to perform routine maintenance and remedial operations on existing oil and gas wells. The type of workover rig operated by the Company consists of a portable engine, drawworks and a mast supported by portable skid-mounted pumps, tanks and hydraulic-powered drilling equipment. As with other rigs, maintenance and replacement of the major components due to normal wear are necessary to maintain the equipment in operable condition throughout the life of the rig.

    The Company also owns various vehicles and other ancillary equipment used in the operation of its rigs. This equipment consists of bulldozers, trucks, large air compressors and other support equipment.

    The following table describes the oil and gas rigs owned and operated by the Company at March 25, 1996, and the status of each rig during the preceding 45 days:

                          YEAR BUILT/                                  RATED
RIG NO.                     REBUILT          DRAWWORKS                 DEPTH    LOCATION     STATUS
- -------                  -----------         -------                  ------    --------     ------
MID-CONTINENT DIVISION
- ----------------------
   1                        1957/1980        Brewster N-85            15,000'  N-Louisiana  Active
   2                        1957/1981        Brewster N-85            15,000'  N-Louisiana  Idle
   3                        1960/1982        Cont-Emsco A-550         13,500'  E-Texas      Active
   4                        1956/1983        Brewster N-75            12,500'  N-Louisiana  Inactive
   6                        1957/1980        Brewster N-85            15,000'  N-Louisiana  Active
   7                             1978        National 55              12,500'  N-Louisiana  Active
   8                             1979        Gard-Denver 1500         20,000'  N-Louisiana  Inactive
   9                        1955/1986        Brewster N-95            26,000'  S-Texas      Idle
  10                        1964/1989        Gard-Denver 800          14,000'  N-Louisiana  Active
  12                             1980        Gard-Denver 700          12,500'  N-Louisiana  Active
  13                             1981        Brewster N-75B           15,000'  N-Louisiana  Active
  15                        1965/1989        National 610             14,000'  N-Louisiana  Active
  17                             1981        Mac 400                   5,000'  N-Louisiana  Inactive
  23                             1960        Mid-Cont U-15             9,000'  Oklahoma     Inactive
  24                        1955/1980        Brewster N-55            11,000'  E-Texas      Idle
  25                        1960/1978        Brewster N-46            11,000'  Texas        Inventoried
  26                        1958/1979        Cont-Emsco GB-500        10,000'  N-Louisiana  Inventoried
  27                        1958/1981        Cont-Emsco GB-500        10,000'  W-Texas      Inactive
  30                        1960/1983        Mid-Cont U-15            11,000'  Oklahoma     Inactive
  36                        1957/1978        Cont-Emsco GB-350         8,500'  Oklahoma     Inactive
  37                             1979        Failing 8000             10,000'  Utah         Inactive
  39                        1980/1989        Gard-Denver 800          14,000'  E-Texas      Active
  40                             1979        Gard-Denver 1100E        20,000'  S-Texas      Active
  42                             1981        Cont-Emsco Elec. hst.II  25,000'  S-Texas      Active
  43                             1981        Ideco 1200E              20,000'  S-Texas      Active
  44                             1982        Gard-Denver 1500E        25,000'  S-Texas      Idle
  46                             1981        Gard-Denver 1100-UE      20,000'  E-Texas      Inventoried
  48                             1981        Ideco 3000-UE            30,000'  Oklahoma     Inventoried
  61                        1954/1980        Bethlemen S-45-E          9,000'  W-Texas      Idle
  62                             1978        Ideco Hydrair H-35       10,500'  S-Louisiana  Idle
  63                        1976/1982        Gard-Denver 700          13,000'  E-Texas      Idle
  66                             1982        Ideco-Hydrair H-35       10,500'  S-Texas      Idle
  93 (C)                         1981        Mid-Continent 712-UE     16,000'  S-Texas      Active

EASTERN DIVISION
- ----------------
202                              1981        Wilson Mogul 42           8,000'  N/W Penn.    Active
203                              1980        Wilson Mogul 42           8,000'  N/E Ohio     Active
204                              1979        Wilson Mogul 42           6,500'  N/E Ohio     Active
206                              1979        Wilson 65                10,000'  N/E Ohio     Idle
207                         1969/1983        Wilson Mogul 38           5,300'  N/E Ohio     Idle
208                              1980        Wilson Mogul 42           6,500'  N/W Penn.    Active
209                         1965/1984        Wilson Mogul 42           6,500'  N/E Ohio     Idle
212                              1981        Wilson 120               18,000'  N/E Ohio     Inactive
215                              1980        Wilson Mogul 42           6,500'  N/W Penn.    Active

NORTHERN DIVISION
- -----------------
 41                              1981        Ideco 1200E              20,000'  Michigan     Idle
 47                              1982        Ideco 1200E              20,000'  Michigan     Idle
 49                              1982        Ideco 1200E              20,000'  Michigan     Active
 53                              1976        Cabot 1287                6,500'  Michigan     Active
 56                              1980        Ideco DIR 700             8,500'  Michigan     Idle
 57                              1977        Ideco DIR 700             6,000'  Michigan     Active
 58                              1977        Ideco DIR 700             8,500'  Michigan     Active
116                              1980        Speedstar 55-40           2,500'  Indiana      Idle
211                         1971/1985        Wilson Mogul 42           6,100'  Michigan     Idle



                                           YEAR BUILT/                              RATED
RIG NO.                                      REBUILT           DRAWWORKS            DEPTH   LOCATION   STATUS
- -------                                    ----------         ----------           -------  ---------  ------
DRILLERS INTERNATIONAL S.A. (ARGENTINA)
- ---------------------------------------

448                                               1958        Ideco H-525           7,500'  Argentina  Inactive/Parts
449                                          1960/1993        Ideco H-40            6,000'  Argentina  Idle
454                                               1981        Ideco BIR 800        12,000'  Argentina  Idle
455                                               1981        Ideco BIR 800        12,000'  Argentina  Active
450                                          1980/1994        Ideco DIR 700         8,500'  Argentina  Active
459                                          1980/1994        Ideco DIR 700         8,500'  Argentina  Active
472                                          1981/1994        Cabot 750            10,500'  Argentina  Active
473                                          1981/1994        Cabot 900            12,000'  Argentina  Active

DI/PERFENSA INC. (MEXICO)
- ------------------------

19                                           1981/1994        National 80 B        16,000'  Mexico     Idle
20                                           1980/1994        BDW-800              16,000'  Mexico     Idle
31                                           1978/1994        Cabot 750            10,000'  Mexico     Idle
69                                                1981        Ideco BIR 800        12,000'  Mexico     Active

DRILLERS INC. D.I. DE VENEZUELA, C. A.
- --------------------------------------

407                                               1980        Wilson Mogul 42       8,000'  Venezuela  Active
408 (C)                                           1980        Cabot 1,000          12,000'  Venezuela  Active
412 (C)                                           1980        National 610-E       12,000'  Venezuela  Active
417 (C)                                           1981        Cont.-Emsco D-3      14,000'  Venezuela  Active
421 (C)                                           1978        Cont.-Emsco C-1      15,000'  Venezuela  Active
423                                          1981/1996        Mid-Continent 712-U  15,000'  Venezuela  Active
441                                               1980        Wilson Mogul 42       8,000'  Venezuela  Active
451                                               1981        Cabot 900            12,000'  Venezuela  Active
452                                          1975/1994        Cabot 900            12,000'  Venezuela  Active
453                                          1982/1994        Ideco-Hydrair H-35   10,500'  Venezuela  Active

(C)  Rig operated by the Company under a labor contract with owner.

  The following table describes the Western Division's workover rigs owned and operated by the Company at March 25, 1996, and the status of each rig during the preceding 45 days:

           YEAR BUILT/                                             RATED
RIG NO.      REBUILT             UNIT               DRAWWORKS      DEPTH   LOCATION    STATUS
- ------     ----------            ----               ---------     -------  ---------  --------
304               1983  Cooper (Self-propelled)  Cooper LTO 350   12,000'  E-Montana  Idle
306          1969/1985  Hopper (Self-propelled)  Hopper GXXTA     14,000'  E-Montana  Active
307               1983  Cooper (Self-propelled)  Cooper LTO 350   12,000'  E-Montana  Active
308               1974  Franks 300 Explorer III  Cooper LTO 350   12,000'  E-Montana  Active
309               1981  Franks 400 Explorer III  Franks 1287-160  14,000'  N-Dakota   Active
310               1981  Cooper (Self-propelled)  Cooper LTO 350   12,000'  E-Montana  Inactive
311               1981  Franks 300 Explorer III  Franks 1287-160  12,000'  E-Montana  Active
312               1976  Franks 500 Explorer III  Franks 1287-160  18,000'  N/E Utah   Active
314               1977  Franks 400 Explorer III  Franks 1287-160  14,000'  E-Montana  Idle
315               1978  Franks 400 Explorer III  Franks 1287-160  14,000'  E-Montana  Active
316               1981  Franks 500 Explorer III  Franks 1287-160  18,000'  E-Montana  Idle
318               1975  Wilson Mogul             Wilson-Mogul 42  18,000'  N/E Utah   Active
319               1975  Hopper (Self-propelled)  Hopper GXXTA     18,000'  N/E Utah   Active
320               1978  Franks 400 Explorer III  Franks 1287-160  17,000'  N/E Utah   Active
321               1978  Franks 400 Explorer III  Franks 1287-160  14,000'  E-Montana  Active
322               1979  Franks 400 Explorer III  Franks 1287-160  17,000'  N/E Utah   Active
323               1979  Franks 400 Explorer III  Franks 1287-160  14,000'  N-Dakota   Active
324               1980  Franks 400 Explorer III  Franks 1287-160  14,000'  N/E Utah   Active
326               1981  Franks 300 Explorer III  Franks 1287-160  17,000'  E-Montana  Active
327               1982  Franks 300 Explorer III  Franks 1287-160  12,000'  E-Montana  Active
328               1982  Franks 300 Explorer III  Franks 1287-160  14,000'  N-Dakota   Active
329               1982  Franks 400 Explorer III  Franks 1287-160  17,000'  N/E Utah   Active
331               1982  Hopper (Self-propelled)  Hopper GXHTA     14,000'  E-Montana  Active

  The following table describes the status of the commercial drilling rigs owned or operated by the Company at March 25, 1996, and the status of each rig during the preceding 45 days:

            YEAR BUILT/                         RATED DEPTH/
RIG NO.       REBUILT           DRAWWORKS         DIAMETER    LOCATION  STATUS
- -------     ----------          ---------       -----------   --------  ------
111        1969/1982/1994  Hydraulic-2-Man Rig  14,000'       Oklahoma  Idle
112             1971/1986  DI/Hughes CSD-820    12'-15' dia   Texas     Idle
114             1981/1988  DI/Hughes CSD-820    12'-15' dia   Ohio      Idle
118             1969/1980  DI/Hughes CSD-820    12'-15' dia   Ohio      Idle

ADDITIONAL IDLE RIGS HELD FOR SALE
- ----------------------------------

 260       1957            Wilson Mogul 42      6,500'        Ohio      Inventoried
 261       1966            Wilson Mogul 42      6,500'        Ohio      Inventoried
 262       1972            Wilson Mogul 42      6,500'        Ohio      Inventoried
 263       1972            Wilson Mogul 42      6,500'        Ohio      Inventoried
 264       1973            Wilson Mogul 42      6,500'        Ohio      Inventoried
 265       1978            Wilson Mogul 42      6,500'        Ohio      Inventoried
 267       1956            Mayhew 3,000         2,500'        Ohio      Inventoried
 268       1978            IDECO H-37           5,000'        Texas     Inventoried


  Contracts.  The Company's contracts for drilling oil and gas wells  and
  ----------
workover operations are obtained either through competitive bidding or as a result of negotiations with customers. The Company's oil and gas drilling contracts provide for compensation on a "daywork," "footage" or "turnkey" basis. Under daywork contracts, the Company receives a fixed amount per day for drilling the well, and the customer bears a major portion of out-of-pocket costs of drilling. Under footage contracts, the Company is paid a fixed amount for each foot drilled, regardless of the time required or the problems encountered in drilling the well. The Company pays more of the out-of-pocket costs associated with footage contracts than with daywork contracts. Under turnkey contracts, the Company agrees to drill a well to a specified depth for a fixed price, regardless of the time required or the problems encountered in drilling the well. Footage and turnkey contracts generally involve a higher degree of risk to the Company than daywork contracts because the Company bears the cost of unanticipated down-hole problems and price escalation. "Hourly" contracts call for the Company to provide a rig and crew, for which it is paid on an hourly basis. The work currently conducted by the Mid-Continent Division is primarily daywork with some turnkey contracts. Almost all of the wells drilled by the Eastern Division are drilled pursuant to footage contracts. The Northern Division's wells are drilled under footage and daywork contracts. Almost all of the work conducted by the Western Division is on an hourly basis. The International Division's wells are drilled under daywork, footage and turnkey contracts.

  The Company primarily markets its oil and gas drilling and workover rigs on a regional basis through employee salesmen located in Houston, Texas; Shreveport, Louisiana; Mt. Pleasant, Michigan; Glendive, Montana; Midvale, Ohio; Neuquen and Buenos Aires, Argentina; Barinas, Venezuela and Morelia, Mexico. These salesmen utilize personal contacts and industry periodicals and publications to determine which operators are planning to drill oil and gas wells or need workover services in the immediate future. Once the Company has been placed on the "bid list" for a particular operator, the Company will normally be given the opportunity to bid on all future wells for that operator on an area basis. Repeat business from previous customers accounts for a substantial portion of the Company's business.

  Competition.  The contract oil and gas drilling business is highly competitive
  ------------
and, in recent years, has suffered from a substantial oversupply of rigs resulting in severe price competition. Companies generally compete on the basis of price, workforce experience, equipment suitability and availability,
reputation, expertise and financial capability.   While competition is primarily
on a regional basis, rigs can be moved from one region to another in response to changes in levels of drilling activity, subject to crew availability and mobilization expenses. The Company's ability to obtain drilling contracts is dependent primarily on the level of domestic oil and gas exploration and development activity, as well as the Company's ability to acquire and retain qualified personnel. The Company's ability to continue to generate business in the future will depend, in part, on its ability to adapt to new technology and drilling techniques as they become available. A number of the Company's competitors have substantially greater financial resources than the Company.

  Customers.  The Company's oil and gas contract drilling customers include
  ----------
large and small independent producers and major oil companies. A significant portion of the Company's international drilling contracts are with national utility or national petroleum companies in Mexico, Central America and South America.

GENERAL

  Employees.  At March 1, 1996, the Company had approximately 1,168 employees.
  ----------
The Company believes that its relationship with its employees is satisfactory.

  Governmental Regulations.  Many aspects of the Company's operations are
  -------------------------
affected by political developments and by federal, state, foreign and local laws and regulations relating to the energy industry. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic and other policy related reasons would adversely affect the Company's operations by limiting demand for contract drilling and exploration and production. The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing regulations.

  The Company's activities are also subject to laws and regulations relating to environmental protection and pollution control. Although the Company's cost of compliance with such legislation and regulations has not been material to date, such laws and regulations may substantially increase the cost of the Company's activities and may prevent or delay the commencement or continuance of a given operation. The Company believes that such legislation and regulations have not had a materially adverse effect on its present method of operations. In the future, federal, state and local government environmental controls may require the Company to make significant expenditures, although the magnitude of such expenditures cannot be predicted.

  The Company is subject to the requirements of the Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the Environmental Protection Agency "community right-to-know" regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require the Company to organize information about the hazardous materials used in its operations. The Company will likely be required to increase its expenditures during the next several years to comply with higher industry and regulatory safety standards such as those described above. Such expenditures cannot be accurately estimated at this time.

  International Operations and Risks.
  -----------------------------------

  An increasingly significant portion of the Company's revenues are attributable to international operations. Risks associated with operating in international markets include foreign exchange restrictions and currency fluctuations, foreign taxation, changing political conditions and foreign and domestic monetary policies, expropriation, nationalization, nullification, modification or renegotiation of contracts, war and civil disturbances or other risks that may limit or disrupt markets. For example, the Company currently operates in three countries in Latin America, each of which has experienced major currency fluctuations in the recent past. The ability of the Company to compete in the international well servicing and drilling markets may be adversely affected by foreign governmental regulations that favor or require the awarding of such contracts to local contractors, or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. No predictions can be made as to what foreign governmental regulations may be enacted in the future that could be applicable to the Company's operations.

  The Company's primary international contract drilling operations are in South America, Mexico and Central America. These international contract drilling operations are primarily covered by drilling contracts which, in the case of Venezuela, are structured where payment is split between partial payment is US currency and the balance paid in local currency.

  In the case of Argentina, the drilling contracts provide for payment in Argentina Pesos, which are pegged at the same equivalent rate as the US dollar at this time. The Company's Mexico contract is paid in Mexican Pesos, however, the contract provides for an increase in contract payments under an indexed basis to compensate for the devaluation of the Mexican Peso in December, 1994. A significant portion of costs and expenses relating to the Company's international operations are comprised of goods and services procured in the respective foreign countries and paid for in the respective countries' currencies.

  The Company is subject to taxation in many jurisdictions, and the final determination of its tax liabilities involves the interpretation of the statutes and requirements of various domestic and foreign taxing authorities. Foreign income tax returns of foreign subsidiaries are subject to examination by foreign tax authorities. In the opinion of management, any provision ultimately determined to be required as a result of such examinations or assessments will not be material to the Company's financial position or operations.

  To date, the Company has not incurred material currency fluctuation gains or losses and, currently has not hedged for such.

  Risks in Contract Drilling.  Contract drilling of oil and gas wells and are
  ---------------------------
subject to a number of risks and hazards including blowouts, cratering, fires and explosions, any of which could cause personal injury or loss of life, damage to property or equipment, and suspension of operations. In addition, there is also the risk that damage to the environment could result from some of the Company's operations, particularly through oil spillage or uncontrolled fires.

  Insurance.  The Company believes that it is adequately insured against normal
  ----------
and foreseeable risks in its operations in accordance with industry standards; however, such insurance may not be adequate to protect the Company against liability from all consequences of well disasters, extensive fire damage or damage to the environment. The Company maintains appropriate insurance with respect to workers' compensation liability. The contract drilling industry's level of workers' compensation costs has increased over the past few years and constitutes a substantial portion of the Company's direct labor operating costs. The Company does not carry business interruption insurance. No assurance can be given that the Company will be able to maintain adequate insurance in the future at rates which are commercially reasonable.

  At March 31, 1994, American Premier Underwriters, Inc. ("American Premier"), formerly named the Penn Central Corporation, was the owner of 20,690,105 unregistered shares, 53.5%, of the Company's outstanding common stock. In June 1994, Norex Drilling Ltd. ("Norex Drilling"), a wholly-owned subsidiary of Norex America, Inc. ("Norex America"), completed the purchase of all shares of the Company's common stock owned by American Premier. Shortly thereafter and in accordance with regulatory filings made at the time of the purchase transaction, Norex Drilling reduced its ownership to 18,730,105 shares, or less than 50% of the outstanding shares of the Company's common stock. In October 1995, Norex Drilling transferred 8,300,000 shares to Pronor Holdings Ltd. ("Pronor"). Norex America beneficially owns approximately 47% of Pronor.

  Prior to June 2, 1994, certain of the Company's insurance coverage, including workers' compensation and excess liability coverage, was arranged by American Premier as part of a program which American Premier provided to its subsidiaries. Subsequent to the sale of the Company's common shares, the Company has obtained workers' compensation, excess liability coverage and certain other insurance from other sources. The Company and American Premier entered into an agreement pursuant to which the Company agreed to reimburse American Premier for all amounts advanced by American Premier from time to time on behalf of the Company in connection with American Premier's administration of the Company's workers' compensation and certain other insurance programs for the periods between July 20, 1989 and the closing of the common stock transaction. The amounts reimbursable to American Premier at December 31, 1995 and December 31, 1994 relating to this program were $1,900,000, and $1,229,000, respectively.

  Shares Eligible for Future Sale.  Of the 38,669,378 shares of common stock
  --------------------------------
currently outstanding as of March 25, 1996, approximately 20,487,106 shares are either "restricted securities" or held by "affiliates" of the Company as such terms are defined in Rule 144 adopted under the Securities Act of 1933. In addition, 1,974,000 shares of the Company's authorized shares of common stock are reserved for issuance upon the exercise by employees and directors of outstanding options. No prediction can be made regarding the effect, if any, that eventual market sales of the above-mentioned shares will have on the market price for the common stock prevailing from time to time. There is a possibility that a substantial number of such shares may be resold in the public market and that such sales may adversely affect prevailing market prices of the common stock.

ITEM 2. PROPERTIES

DRILLING AND WORKOVER EQUIPMENT

  For information regarding the Company's drilling and workover equipment, see "Drilling and Workover Equipment" in Item 1. Business.

FACILITIES

  The Company leases its principal executive office in Houston, Texas, for approximately $9,000 per month pursuant to a lease extending through November 1996. In addition, the Company owns field locations in Fillmore, Louisiana; Mt. Pleasant, Michigan; Glendive, Montana; Midvale, Ohio; Woodward and Oklahoma City, Oklahoma; Edinburg, Houston and Midland, Texas; and Roosevelt, Utah.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition or results of operations.

  The Company is proceeding against Charlestown Industries, Inc., who was a co-defendant and a 50% partner "the partner" in the joint venture to recover their respective portion of the OFS 1981, Mid-Year et al v. DI Exploration Lawsuit of which $1,800,000 was paid by the Company. A judgment has been rendered in favor of the Company against the Partner in the State of Oklahoma. Charlestown Industries filed for protection under the US Bankruptcy Act and the Company's claim is scheduled to be ruled on by the court in April 1996. The future recovery of the amount, and term of recovery, is uncertain and no credit has been recorded as of December 31, 1995.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to Security Holders during the quarter ended December 31, 1995.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is listed on the American Stock
Exchange under the symbol "DRL." At March 25, 1996, there were approximately 650 shareholders of record of the common stock.

     The following table sets forth the high and low sale prices of the common stock reported by the American Stock Exchange for the periods indicated:

                                             HIGH        LOW
                                             ----      ------
     Year Ended December 31, 1995:
      Quarter ended March 31, 1995........        1      5/8
      Quarter ended June 30, 1995.........   1 1/16    11/16
      Quarter ended September 30, 1995....      7/8      5/8
      Quarter ended December 31, 1995.....      7/8      5/8

                                              HIGH       LOW
                                              ----      -----
     Twelve Months Ended December 31, 1994:
      Quarter ended March 31, 1994........   1 13/16   13/16
      Quarter ended June 30, 1994.........   1 3/16    13/16
      Quarter ended September 30, 1994....   1 5/16      7/8
      Quarter ended December 31, 1994.....   1 1/16      3/4

     On March 25, 1996, the last reported sale price of the Company's common stock on the American Stock Exchange was $.625 per share.

     The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                    (In thousands, except per share amounts)

                                      Year Ended            Nine Months Ended
                              --------------------------  --------------------
                                      December 31,            December 31,           Year Ended March 31,
                              --------------------------  --------------------  ------------------------------
                                  1995          1994        1994       1993        1994       1993      1992
                              -------------  -----------  --------  ----------  ----------  --------  --------
                                             (Unaudited)            (Unaudited)
CONTINUING OPERATIONS:
Revenues                          $ 94,709      $65,393   $50,987     $53,449     $67,855   $62,242   $63,186
Loss from continuing
  operations                       (12,675)      (3,557)   (2,260)        (67)     (1,384)   (3,555)   (3,066)

DISCONTINUED OPERATIONS:
Income (loss) from oil and
  gas operations                        (4)          55        51      (1,298)     (1,274)       60       104
Loss from sale of oil and
  gas properties                      (768)           -         -           -           -         -         -

Net loss                           (13,447)      (3,502)   (2,209)     (1,365)     (2,658)   (3,495)   (2,962)

Loss per share of common
  stock from continuing
  operations                          (.33)        (.09)     (.06)          -        (.04)     (.09)     (.08)

Loss per share of common
  stock from discontinued
  operations                          (.02)           -         -        (.04)       (.03)        -         -

Net loss per
  share of common
  stock                               (.35)        (.09)     (.06)       (.04)       (.07)     (.09)     (.08)

Total assets(1)                     57,783       62,860    62,860      43,717      40,325    41,937    47,317

Long-term debt(1)                   11,146       10,224    10,224         204         198       223       151

Series A Preferred Stock -
  Mandatory Redeemable                 900        1,900         -           -           -         -         -

(1) Total assets and long term debt have been restated to account for the discontinued operations of DI Energy, effective April 1, 1995

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION AND LIQUIDITY

    The Company had working capital of $7.5 million and $12.5 million at December 31, 1995 and 1994, respectively. The Company's current ratio (current assets to current liabilities) at December 31, 1995 and 1994, was 1.31 to 1.00 and 1.64 to 1.00, respectively. Cash and cash equivalents increased from $1.6 million at December 31, 1994 to $1.8 million at December 31, 1995, exclusive of $1.6 million of restricted cash securing insurance deposits. Long-term debt was 56.6% and 35.1% of total Shareholders' Equity at December 31, 1995 and 1994, respectively.

    During the fourth quarter of 1995, Norex Drilling subscribed to, and paid, $4,000,000 for Preferred Stock of the Company, to be issued subsequent to December 31, 1995. This stock is in the form of 4,000 shares of authorized Series B 15% senior Cumulative Redeemable Preferred Stock. This stock has annual dividends of 15% per annum, payable through issuance of additional Preferred Shares for the first three years. After December 31, 1998, dividends are payable in cash, as declared by the Company's Board of Directors.

    The $10,000,000 NordlandsBanken AS term loan agreement was amended October 1, 1995 to provide for deferral of monthly principal payments of $277,777 until January 12, 1997 after which the balance of $9,444,000 will be amortized in 36 equal monthly installments commencing January 12, 1997.

    The Company also had a $2.5 million revolving bank line of credit which had an original maturity date of September 15, 1995. In connection with the sale of the Company's producing oil and gas properties completed on August 9, 1995, a portion of the cash proceeds was used to collateralize, with certificates of deposit, $1.4 million of letters of credit securing insurance and other deposits, of which $.3 million was subsequently released. In addition, the $875,000 balance outstanding under the revolving Line of Credit on August 9, 1995 was converted to a term note; $300,000 which was due and paid October 18, 1995, and, the remaining outstanding principal balance of $575,000 at December 31, 1995 is payable in monthly installments through June 1996.

    The Company has an overdraft facility with a bank in Argentina, which is payable on demand, bearing interest at the current market rate in Argentina and secured by two drilling rigs. The overdraft facility had an outstanding balance of $149,000 and $375,000 at December 31, 1995 and 1994, respectively.

    During the year ended December 31, 1995, the Company's debt repayments included $1.7 million of the acquisition payable to An-Son Drilling Company of Colombia, S.A. for partial payment of the Venezuelan drilling operations acquired in 1994.

    Capital expenditures were approximately $5.9 million for the year ended December 31, 1995, and approximately $14.5 million for the nine months ended December 31, 1994. Capital expenditures primarily related to the Company's foreign operations for both periods. For the nine months ended December 31, 1994, capital expenditures included $3 million for the acquisition of a Venezuelan drilling and workover rig operating company effective September 1, 1994.

    Cash provided by operating activity was $2.5 million for the year ended December 31, 1995 as compared to cash used by operating activities of $1.9 million for the nine months ended December 31, 1994. The increase is primarily due to changes in the accounts receivable, accounts payable, accrued liabilities, inventory and prepaids generated from the increase in international activity and the effect of discontinued operations of approximately $.6 million.

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

    The Company has no derivative contracts related to its foreign currency exposure in the countries that it operates. However, the Company generally structures its foreign operations and related drilling contracts in such a manner as to minimize any potential foreign currency exchange restrictions and any exposure for foreign currency fluctuations. At December 31, 1995, the Company believes that foreign currency exposure, if any, is not significant. See further discussion in "International Risk: within Item 1. Business.

RESULTS OF OPERATIONS

    A comparison of revenues and operating expenses from continuing operations (also expressed as a percentage of respective U.S. Domestic and International Operations revenues) for the Company's U.S. Domestic and International Operations follows:

                                                  Year Ended                      Nine Months Ended
                                          -------------------------             --------------------
                                                  December 31,                      December 31,
                                          -------------------------             --------------------
                                             1995            1994                1994          1993
                                          -----------     ---------             ------       -------
                                                         (Unaudited)                       (Unaudited)
REVENUES
- --------
Contract Drilling:
            US                               $44,797           $49,530          $38,635      $45,398
            International
                Mexico and Central
                  America                     12,617             1,706            1,706        3,159
                South America                 33,081            12,277            8,766        4,892
                Export Sales and other         4,214             1,880            1,880            -
                                             -------           -------          -------      -------
                Consolidated Totals           94,709            65,393           50,987       53,449
                                             -------           -------          -------      -------

OPERATING EXPENSE/ (1)/
- ----------------------
Contract Drilling:
            US                                40,867    91.2%   47,722   96.3%   36,921     95.6%   41,374   91.1%
            International
                Mexico and Central
                  America                     11,890    94.2%    1,727  101.2%    1,681     98.5%    1,819   57.6%
                South America                 36,387   110.0%   11,477   93.5%    8,346     95.2%    5,255  107.4%
                Export Sales and other         4,681   111.1%    2,147  114.2%    2,040    108.5%      185      -
                                             -------           -------          -------            -------
                Consolidated Total            93,825            63,073           48,988             48,633
                                             -------           -------          -------            -------

GROSS PROFIT                                 $   884           $ 2,320          $ 1,999             $4,816
                                             =======           =======          =======            =======


/(1)/ Operating Expense exclude expenses for Depreciation and Amortization,
      General and Administrative, Bad Debt and Legal.

               Comparison of Fiscal Year Ended December 31, 1995
                    to Twelve Months Ended December 31, 1994

CONTINUING OPERATIONS

    Consolidated revenues increased 44.8% to $94.7 million for the fiscal year ended December 31, 1995 compared to $65.4 million for the twelve months ended December 31, 1994. This increase was primarily due to the expansion in South America, Mexico and Central America. Revenues from the Company's South American operations increased by $6.7 million during the year ended December 31, 1995 due to the start-up in Argentina, during January 1995, of four drilling rigs to supplement the three rigs then operating in Argentina. The additional increase of $14.1 million in 1995 revenues from South American operations resulted from the acquisition of a Venezuelan operating company effective

September 1, 1994. Revenues from the Company's Mexico and Central American operation increased by $10.9 million for the year ended December 31, 1995 as compared to the twelve months ended December 31, 1994. This increase resulted from the expansion of Mexico from a one rig operation to a four rig operation for the first three quarters of fiscal 1995. International export revenues for the year ended December 31, 1995 were $4.2 million and resulted from materials sold for export to Costa Rica. US Operations revenue decreased by $4.7 million for the year ended December 31, 1995 compared to the twelve months ended December 31, 1994. The decrease was the result of a $3.9 million decrease in the Company's Gulf Coast district and a decrease of $1.4 million in the Eastern Division due to decreased rig utilization in 1995. The Foundation Division had a revenue decrease of $1.1 million due to the phase out of this division. The decreases were offset by revenues from the Western Division increasing $1.3 million due to the utilization of a horizontal re-entry rig which was inactive during the twelve months ended December 31, 1994. Also, revenues from the Company's East Texas and Louisiana operations increased $3 million due to increased rig utilization and certain large turnkey contract in 1995.

    Consolidated operating expenses increased 48.8% to $93.8 million for the year ended December 31, 1995 compared to $63.1 million for the twelve months ended December 31, 1994. Operating expenses for the Company's South American operations increased $24.9 million for the year ended December 31, 1995 compared to the 1994 twelve month period as a result of the expansion of the Argentina drilling rig fleet and acquisition of the Venezuela operating company discussed above. The increase in percentage of South American operating expenses relative to revenues for the year ended December 31, 1995 is due to start-up costs on the four rigs added to Argentina and higher than expected repairs, maintenance and rig move costs experienced on all Argentina rigs during 1995. Operating expenses for the Mexico and Central American operations were $11.9 million for the year ended December 31, 1995 compared to $1.7 million during the twelve months ended December 31, 1994. This increase is due to the expansion of the drilling fleet discussed above. International export operating and other expenses for the year ended December 31, 1995 were $4.7 million, primarily representing costs of materials sold for export to Costa Rica. US operating expenses decreased by $1.8 million for the year ended December 31, 1995 as compared to the twelve months ended December 31, 1994. Operating expenses from the Company's East Texas and Louisiana operations increased by $2.6 million from 1994 to 1995 due to increased rig utilization and large turnkey contracts. A decrease of $4.1 million in the Company's Gulf Coast District operations and $1 million in the Eastern Division was due to decreased rig utilization in 1995. The Foundation Division's operating expenses decreased $2.5 million due to the phase out of that division.

    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for years beginning after December

15, 1995. As the FASB encourages earlier application, the Company adopted the provisions of SFAS No. 121 during the fourth quarter, 1995. This new accounting standard requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. The Company has provided a non-cash impairment provision of $5,290,000 for certain drilling rigs and equipment due to market indications that the carrying amounts were not fully recoverable. Net realizable value was determined based upon appraisal, comparable sale data and management estimates.

    Depreciation and amortization increased 54.8% to $4.8 million for the year ended December 31, 1995 compared to $3.1 million for the twelve months ended December 31, 1994. This increase was due to the acquisition of drilling equipment for the International Division.

    General and administrative expenses increased to $2.9 million for the year ended December 31, 1995 compared to $2.4 million for the twelve months ended December 31, 1994, primarily due to the expanded scope of International Operations.

    Bad debt expenses increased to $291,000 for the year ended December 31, 1995 compared to $265,000 for the twelve months ended December 31, 1994 due to additional reserves provided for increased receivable balances.

    Legal costs increased to $387,000 for the year ended December 31, 1995 compared to $353,000 for the twelve months ended December 31, 1994, primarily due to legal costs incurred in the Company's claims for partial recovery of the $1.8 million judgment paid in 1993 (See Item 3, Legal Proceedings) and to manage the International Operations.

    Gain from foreign currency of $888,000 for the year ended December 31, 1995 is the result of currency exchange transactions derived from the Venezuelan operations.

    Interest expense increased to $1.4 million for the year ended December 31, 1995 compared to $425,000 for the twelve months ended December 31, 1994. The increase was due to an increase in borrowings for expansion of the International Operations.

DISCONTINUED OPERATIONS

    The net loss from discontinued operations was $772,000 for the year ended December 31, 1995 as compared to net income of $55,000 for the twelve months ended December 31, 1994. The net loss in 1995 includes a $768,000 non-cash provision resulting from the disposal of the Company's oil and gas properties in August 1995.

CONSOLIDATED NET LOSS

    The net loss for the year ended December 31, 1995 was $13.4 million compared to a net loss of $3.5 million for the twelve months ended December 31, 1994. Of this $9.9 million loss increase: $5.3 million was due to the 1995 non-cash provision for SFAS #121 asset impairment of certain long-lived assets; $1.4 million was due to reduced consolidated operating margins resulting primarily from start-up and higher operating costs incurred in Argentina, aggregating $3.7 million; $1.7 million was due to increased non-cash charges in 1995 for depreciation and amortization resulting from increased capital investments in drilling rigs and equipment; $.8 million was due to losses from discontinued operations of producing oil and gas properties in 1995; and $.7 million was due to other miscellaneous increased costs and expenses.

               Comparison of Nine Months Ended December 31, 1994
                     to Nine Months Ended December 31, 1993


BASIS FOR COMPARISON

    In comparing the results of operations for the nine months ended
December 31, 1994 to the year ended March 31, 1994, other than what is discussed in the comparison of the results of operations for the nine months ended December 31, 1994 and 1993; nothing significant occurred that would require further discussion.

CONTINUING OPERATIONS

    Consolidated revenues decreased by 5% to $50.9 million for the nine months ended December 31, 1994 compared to $53.4 million for the nine months ended December 31, 1993. The International Divisions' revenues increased $4.3 million and the Northern Division's revenue increased $263,000. The revenue increases were offset by revenue decreases of $3.2 million in the Commercial Division; $2.8 million in the Mid-Continent division and $474,000 in the Eastern Division; and $515,000 in the Western Division. The revenue increase for the International Division is due to an increase in rig utilization for the three rigs then operating in Argentina, the purchase of the operating drilling rigs in Venezuela and the sale of certain drilling materials to Costa Rica. The revenue increase for the Northern Division is due to increased drilling activity in Michigan. The revenue decrease for the Commercial Division is due to the Company's phasing out of auger drilling. The revenue decrease for the Mid-Continent Division and the Eastern Division is primarily due to lower drilling activity due to lower than anticipated oil and gas prices. The revenue decrease for the Western division is primarily due to lower oil prices reducing workover requirements by operators.

    Operating expenses increased 1% to $48.9 million for the nine months ended December 31, 1994, compared to $48.6 million for the nine months ended December 31, 1993. The International Division increased $4.8 million and the Northern Division increased $256,000. The operating expense increases were offset by operating expense decreases in the Commercial Division of $2 million; the Mid-Continent Division decreased $2 million;the Eastern Division decreased $443,000; and the Western Division decreased $59,000. The increases in the International Divisions are due to increased rig utilization in Argentina; the purchase of the operating rigs in Venezuela and the sale of certain drilling materials in Costa Rica. The operating increase in the Northern Division is due to increased rig utilization in Michigan. The operating expense decrease in the Commercial Division is due to the phasing out of the auger drilling. The operating decrease in the Mid-Continent and Eastern Divisions is primarily due to lower drilling activity due to lower oil and gas sales prices. The operating expense decrease in the Western Division is primarily due to less workover activity resulting from customers who received lower oil prices. The operating expense decrease for DI Energy is the result of the sale of certain oil and gas properties.

    Depreciation and amortization decreased 14% to $2.4 million for the nine months ended December 31, 1994 compared to $2.8 million for the nine months ended December 31, 1993. The decrease is primarily due to the Company's change in depreciation policy for drilling rigs, effective January 1, 1994, which includes a salvage value in the calculation of depreciation expenses.

    General and administrative expense increased to $1.8 million for the nine months ended December 31, 1994 compared to $1.7 million for the nine months ended December 31, 1993. The slight increase was due to the increase in International Operations.

    Bad debt expense decreased to $122,000 for the nine months ended December 31, 1994 compared to $222,000 for the nine months ended December 31, 1993. The decrease is due to lower credit risk drilling projects.

    Legal costs increased to $143,000 for the nine months ended December 31, 1994 compared to $90,000 for the nine months ended December 31, 1993 due to timing of legal services.

    Interest income increased to $353,000 for the nine months ended December 31, 1994 compared to $86,000 for the nine months ended December 31, 1993. The increase is primarily due to interest received as a result of the settlement of a lawsuit.

    Gain on sale of assets increased to $277,000 for the nine months ended December 31, 1994 compared to $52,000 for the nine months ended December 31, 1993. The increase is primarily due to the disposition of unused oil field equipment.

    Interest expense increased to $322,000 for the nine months ended December 31, 1994 compared to $164,000 for the nine months ended December 31, 1993. The increase is due to the increasing in borrowing for the International Operations.

    Minority interest was a credit of to $17,000 expense for the nine months ended December 31, 1994 compared to an expense of $209,000 income for the nine months ended December 31, 1993 primarily due to less drilling activity and the start-up of a project in Mexico for the majority owned subsidiary, DI/Perfensa Inc.

    Other expense, net decreased to $123,000 for the nine months ended December 31, 1994 compared to $177,000 for the nine months ended December 31, 1993.

DISCONTINUED OPERATIONS

    Discontinued operations of producing oil and gas properties resulted in income of $51,000 for the nine months ended December 31, 1994 compared to a loss of $1,278,000 for the nine months ended December 31, 1993. The 1993 period loss resulted from cost to the Company from the unsuccessful conclusion of a lawsuit.

CONSOLIDATED NET LOSS

    The net loss for the nine months ended December 31, 1994 was $2.2 million compared to a net loss of $1.4 million for the nine months ended

December 31, 1993. The increased net loss in 1994 is primarily due to less drilling activity in the Mid-Continent Division; less drilling activity and less profitable drilling activity in the Company's majority owned subsidiary, DI/Perfensa Inc., offset by the phase out of the auger drilling activities.

                            INCOME TAXES AND OTHER

    The operations of the Company generated net operating loss ("NOL") and investment tax credit ("ITC") carryforwards which expire at various times through 2010 and 2000, respectively.

    Under provisions of the federal income tax code, such carryforwards generally can be utilized only to reduce future taxable income or income taxes payable, if any, of the individual subsidiary that produced the tax NOL or ITC carryforward. In addition, tax NOL and ITC carryforwards are subject to annual limitations on the amount that the Company can utilize because of the change in the ownership of the Company's principal stockholder in 1991 and the change in the Company's principal stockholder on June 2, 1994. The Company estimates that at December 31, 1995 its tax NOL and ITC carryforwards, before consideration of the limitations, aggregated approximately $64 million and $2.4 million, respectively. However, the ultimate utilization of the tax NOL and ITC carryforwards, if any, will be substantially limited as a result of the change in the ownership of the Company and a change in the ownership of the Company's principal stockholder. NOL carryforwards generated since the last change of the Company's ownership totals approximately $6.0 million and is not subject to the annual limitations discussed above.

    The Company accounts for income taxes based upon Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Based on an analysis of the Company's gross deferred tax asset (taking into consideration applicable statutory carryforward periods and other limitations), the Company has determined that the recognition criteria set forth in SFAS No. 109, have not been met and, accordingly, the gross deferred tax asset is reduced fully by a valuation allowance.

    Prior to the purchase of the Company's common shares by Norex Drilling on June 2, 1994, certain of the Company's insurance coverage was arranged by American Premier as part of a program provided to its subsidiaries. Subsequent to the common shares purchase by Norex Drilling, the Company has obtained workers' compensation, excess liability coverage and certain other insurance from other sources. This change has not materially increased the cost of insurance coverage to the Company, although liquidity has been adversely impaired by requirements to post restricted cash deposits to secure potential claims.

    The Company believes inflation has not had a material effect on its operations or on its financial condition, but there can be no assurance that future increases in the inflation rate would not have an adverse effect.

                                INDUSTRY TRENDS

    During 1995, the weekly count of working rigs experienced some stability. The weekly national count of working rigs in the United States as reported by Baker Hughes Incorporated on March 15, 1996 was 693 compared to 687 on March 17, 1995. The 693 working rigs included 592 working land rigs which are in the Company's area of competition.

    The significant decline in oil and gas prices in the mid-1980s has severely depressed oil and gas exploration activities and reduced demand for the Company's oil and gas drilling services. A continuation of such deterioration could have a negative effect on the Company's future operating results. The decline in drilling activity has resulted in an oversupply of drilling equipment and has created intense competition, particularly in the price received for contract drilling services by drilling contractors. Demand for oil and gas drilling services will continue to be dependent upon the present and anticipated sales price of oil and gas, which is subject to conditions such as consumer demand, events in the Middle East, weather and other factors that are not controlled by the Company.

    There has been an increase in the demand for oil and gas drilling services in South America. In response to this, the Company commenced drilling activities in Argentina during 1992 and in Venezuela during 1994. These operations were substantially expanded during 1995. The Company also formed a majority-owned subsidiary to perform geothermal drilling in Central America and has completed projects in Guatemala, El Salvador, Mexico and is currently working on a project in Mexico. The Company will continue to market its services to expand into selected international markets.

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

    In response to the downturn in the oil and gas contract drilling industry, the Company diversified its drilling operations over the past several years to expand to relatively large commercial drilling projects in various locations in the United States. Projects were unique and require the development of project-specific technologies and expertise which are generally awarded on a turnkey contract basis. The combined effect of the foregoing subjects the Company to a number of risks on a turnkey contract, including the risk of unforeseen operational costs which are not anticipated. The Company at the present time is not actively engaged in any commercial drilling contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

Independent Auditors' Report............................   28
Consolidated Balance Sheets as of December 31, 1995
  and 1994..............................................   29
Consolidated Statements of Operations for the Year
  Ended December 31, 1995, the Nine Months Ended
  December 31, 1994 and the Year Ended
  March 31, 1994........................................   31
Consolidated Statements of Cash Flows for the Year
  Ended December 31, 1995, the Nine Months
  Ended December 31, 1994 and the Year Ended
  March 31, 1994........................................   32
Consolidated Statements of Shareholders' Equity for the
  Year Ended December 31, 1995, the Nine Months
  Ended December 31, 1994 and the Year Ended
  March 31, 1994........................................   33
Notes to Consolidated Financial Statements..............   34
Financial Statement Schedule:
  Schedule VIII - Valuation and Qualifying Accounts.....   49


Schedules other than those listed above are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of DI Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of DI Industries, Inc. and its subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and shareholders' equity for the year ended December 31, 1995, the nine months ended December 31, 1994 and the year ended March 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for the year ended December 31, 1995, the nine months ended December 31, 1994 and for the year ended March 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Houston, Texas
March 28, 1996

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (IN THOUSANDS)


                                                DECEMBER 31,   DECEMBER 31,
                                                -------------  -------------
                                                    1995           1994
                                                -------------  -------------

     CURRENT ASSETS:

     Cash and cash equivalents................      $  1,859       $  1,628
     Restricted cash - insurance deposits.....         1,612              -
     Accounts receivable, net of allowance
      of $1,951 and $2,066 at 1995 and 1994,
      respectively............................        19,423         16,864
     Rig inventory and supplies...............         2,498          3,650
     Assets held for sale.....................         2,398          2,516
     Prepaids and other current assets........         3,806          4,080
     Discontinued operations..................             -          3,238
                                                    --------       --------
      Total current assets....................        31,596         31,976
                                                    --------       --------

     PROPERTY AND EQUIPMENT:

     Land, buildings and improvements.........         3,523          4,044
     Drilling and well service equipment......        39,039         36,179
     Furniture and fixtures...................         1,136          1,017
                                                    --------       --------
      Total property and equipment............        43,698         41,240
     Less: accumulated depreciation and
      amortization............................       (17,788)       (10,454)
                                                    --------       --------
      Net property and equipment..............        25,910         30,786
                                                    --------       --------

     OTHER NONCURRENT ASSETS..................           277             98
                                                    --------       --------
     TOTAL....................................      $ 57,783       $ 62,860
                                                    ========       ========

         See accompanying notes to consolidated financial statements.

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              DECEMBER 31,          DECEMBER 31,
                                                             -------------         -------------
                                                                  1995                  1994
                                                             ------------          -------------
     CURRENT LIABILITIES:

     Current maturities of long-term debt...........          $  1,315                  $  5,585
     Accounts payable - trade.......................            12,529                     7,240
     Accrued workers' compensation (including
       $1,900 and $1,229 at December 31, 1995
       and 1994, respectively, reimbursable to
       American Premier)............................             3,357                     2,963
     Payroll and related employee costs.............             3,172                     1,081
     Customer advances..............................               116                     1,349
     Other accrued liabilities......................             3,604                     1,296
                                                              --------                  --------
       Total current liabilities....................            24,093                    19,514
                                                              --------                  --------

     LONG-TERM DEBT LESS CURRENT MATURITIES.........            11,146                    10,224
                                                              --------                  --------

     OTHER LONG-TERM LIABILITIES AND
           MINORITY INTEREST........................             1,950                     2,081
                                                              --------                  --------

     SERIES A PREFERRED STOCK - MANDATORY
           REDEEMABLE...............................               900                     1,900
                                                              --------                  --------

     COMMITMENTS AND CONTINGENT LIABILITIES

     SHAREHOLDERS' EQUITY:

     Series B Preferred stock, $1 par value; 10,000
       shares authorized, 4,000 shares subscribed...             4,000                         -
     Common stock, $.10 par value; 75,000,000
       shares authorized; 38,669,000 issued
       and outstanding at 1995 and 1994.............             3,867                     3,867
     Additional paid-in capital.....................            46,458                    46,458
     Deficit........................................           (34,631)                  (21,184)
                                                              --------                  --------
     Total shareholders' equity.....................            19,694                    29,141
                                                              --------                  --------
     TOTAL..........................................          $ 57,783                  $ 62,860
                                                              ========                  ========

         See accompanying notes to consolidated financial statements.

                     DI INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           Nine
                                                           Months
                                              Year Ended   Ended    Year Ended
                                               December   December   December
                                               31, 1995   31, 1994   31, 1994
                                               --------  ---------  ---------
REVENUES:

   Contract drilling.........................  $ 94,709   $50,987    $67,855
                                               --------   -------    -------

COSTS AND EXPENSES:
   Drilling operations.......................    93,825    48,988     62,574
   Depreciation and amortization.............     4,832     2,377      3,523
   Provision for SFAS #121 asset impairment..     5,290         -          -
   General and administrative................     2,877     1,809      2,323
   Bad debt expense..........................       291       122        287
   Legal costs...............................       387       143        300
                                               --------   -------    -------
     Total costs and expenses................   107,502    53,439     69,007
                                               --------   -------    -------

OPERATING LOSS...............................   (12,793)   (2,452)    (1,152)
                                               --------   -------    -------

OTHER INCOME (EXPENSE):
   Interest income...........................       292       353        120
   Gain on sale of assets....................       466       277        126
   Interest expense..........................    (1,472)     (332)      (257)
   Minority interest.........................       (56)       17       (189)
   Gain from foreign currency, net...........       888         -          -
   Other, net................................         -      (123)       (32)
                                               --------   -------    -------
     Other income (expense), net.............       118       192       (232)
                                               --------   -------    -------

LOSS FROM CONTINUING OPERATIONS..............   (12,675)   (2,260)    (1,384)

DISCONTINUED OPERATIONS:
   Income (loss) from oil and
     gas operations..........................        (4)       51     (1,274)
   Loss from sale of oil and
     gas properties..........................      (768)        -          -
                                               --------   -------    -------
     Income (loss) from discontinued
       operations............................      (772)       51     (1,274)
                                               --------   -------    -------

NET LOSS.....................................  $(13,447)  $(2,209)   $(2,658)
                                               ========   =======    =======

LOSS PER SHARE OF COMMON STOCK
   FROM CONTINUING OPERATIONS................     $(.33)    $(.06)     $(.04)

LOSS PER SHARE FROM DISCONTINUED
  OPERATIONS.................................      (.02)        -       (.03)
                                               --------   -------    -------

Loss per share of common stock...............     $(.35)    $(.06)     $(.07)
                                               ========   =======    =======

WEIGHTED AVERAGE NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING................    38,669    38,641     38,416
                                               ========   =======    =======

         See accompanying notes to consolidated financial statements.

                     DI INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                      YEAR ENDED
                                                      ----------
                                                       MARCH 31,
                                                     -----------
                                                           1994
                                                       -----------

                                                       NINE
                                                      MONTHS
                                        YEAR ENDED     ENDED   YEAR ENDED
                                         DECEMBER    DECEMBER   DECEMBER
                                         31, 1995    31, 1994   31, 1994
                                         --------    --------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...............................  $(13,447)   $(2,209)  $(2,658)
Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization......     4,832      2,377     3,523
    Provision for SFAS #121 asset
      impairment.......................     5,290          -         -
    Gain on sale of assets.............      (466)      (277)     (126)
    Discontinued operations -
    Loss from sale of oil and gas
      properties.......................       768          -         -
Provision for doubtful accounts........       291        122       287
Net effect of changes in assets and
    liabilities related to operating
    accounts...........................     4,802     (3,056)      365
Discontinued operations................       419      1,134       448
                                         --------    -------   -------

Cash provided by (used in)
  operating activities.................     2,489     (1,909)    1,839
                                         --------    -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions.......    (5,657)    (9,250)   (2,849)
Proceeds from sale of equipment........       737        323       453
Proceeds from sale of discontinued
   operations..........................     4,200          -         -
                                         --------    -------   -------

Cash used in investing
  activities...........................    (  720)    (8,927)   (2,396)
                                         --------    -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings........................     2,066     18,703         -
Debt repayments........................    (5,490)    (8,576)   (2,022)
Debt (repayments) borrowing -
   discontinued operations.............    (2,114)      (321)    2,880
Sale of preferred stock subscriptions..     4,000          -         -
                                         --------    -------   -------
Cash provided by (used in)
  financing activities.................    (1,538)     9,806       858
                                         --------    -------   -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.....................       231     (1,130)      301

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD..................     1,628      2,658     2,357
                                         --------    -------   -------

CASH AND CASH EQUIVALENTS:
  END OF PERIOD........................  $  1,859    $ 1,628   $ 2,658
                                         ========    =======   =======

         See accompanying notes to consolidated financial statements.

                     DI INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                            Series B
                          Common Stock     Preferred
                          ------------      Stock         Additional
                           $.10 par        ---------        Paid-in
                            Value         $1 par Value      Capital        Deficit            Total
                          -----------     ------------    ---------        -------            -----
                         (IN THOUSANDS)
BALANCE, MARCH 31, 1993.....  $3,842          $    -         $46,283        $(16,317)        $ 33,808

Net loss....................       -               -              -          (2,658)          (2,658)
                              ------          ------        -------        --------         --------

BALANCE, MARCH 31, 1994.....   3,842               -         46,283         (18,975)          31,150

Issuance of Common Stock....      25               -            175               -              200

Net Loss....................       -               -              -          (2,209)          (2,209)
                              ------          ------        -------        --------         --------

BALANCE, DECEMBER 31, 1994..   3,867               -         46,458         (21,184)          29,141

Net Loss....................       -               -              -         (13,447)         (13,447)

Series B Preferred
   Stock Subscribed.........       -           4,000              -               -            4,000
                              ------          ------        -------        --------         --------

BALANCE, DECEMBER 31, 1995..  $3,867          $4,000        $46,458        $(34,631)        $ 19,694
                              ======          ======        =======        ========         ========

         See accompanying notes to consolidated financial statements.

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
- ------------------------------------------------------

     The consolidated financial statements include the accounts of DI Industries, Inc. and its majority-owned subsidiaries ("the Company"). All significant intercompany accounts and transactions are eliminated in consolidation. Accumulated earnings of the minority interest owner is shown as separate items in the consolidated financial statements. At March 31, 1994, American Premier Underwriters, Inc., ("American Premier"), formerly The Penn Central Corporation ("Penn Central"), owned 20,690,105 shares (approximately 54%) of the unregistered common stock of DI Industries, Inc. In June 1994, Norex Drilling Ltd. ("Norex Drilling"), a wholly-owned subsidiary of Norex America, Inc. ("Norex America"), completed the purchase of all shares of the Company's common stock owned by American Premier. Shortly thereafter and in accordance with regulatory filings made at the time of the purchase transaction, Norex Drilling reduced its ownership to 18,730,105 shares, or less than 50%, of the outstanding shares of the Company's common stock. In October 1995, Norex Drilling transferred 8,300,000 shares to Pronor Holdings Ltd. ("Pronor"). Norex America beneficially owns approximately 47% of Pronor.

    Effective December 31, 1994, the Company changed its fiscal year end from March 31 to December 31 to enhance the comparability of the Company's results of operations with other drilling companies. Accordingly, the accompanying financial statements include the results of the Company's operations for the nine months ended December 31, 1994 and the year ended March 31, 1994. See note 4 for results of the comparable nine months.

INVENTORY:
- ----------
    Inventory consists primarily of drilling and support equipment and is stated at the lower of specifically identified cost or market.

ASSETS HELD FOR SALE:
- ---------------------

    Assets held for sale are primarily comprised of drilling rigs and equipment and is stated at the Company's net book value. Management believes the carrying value is less than net realizable value on the basis of purchase offers received in 1995 and 1996 to date.

PROPERTY AND EQUIPMENT:
- -----------------------

    Property and equipment are stated at cost. Depreciation is provided principally using the straight-line method over the expected useful lives of the assets as follows: drilling rigs, 8 to 13 years with assigned salvage values; other drilling and workover equipment, 2 to 13 years; buildings and improvements, 10 to 30 years; and furniture and fixtures, 5 to 12 years.

    The Company's producing oil and gas properties were sold on August 9, 1995. Such properties were recorded using the full-cost method of accounting. Under this method, all costs incurred in connection with the exploration for and development of oil and gas were capitalized. Depreciation, depletion and amortization of oil and gas properties was computed on the basis of physical units, with oil and gas converted to a common unit of measure based on the approximate relative energy content. Unamortized costs were compared to the present value of estimated future net revenues and any excess was charged to expense during the period in which the excess occured.

    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for years beginning after December 15, 1995. As the FASB encourages earlier application, the Company adopted the provisions of SFAS No. 121 during the fourth quarter of 1995. This new accounting standard requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. The Company has provided a non-cash impairment provision of $5,290,000 for certain drilling rigs and equipment due to market indications that the carrying amounts were not fully recoverable. Net realizable value was determined based upon appraisal, comparable sale data and management estimates.

REVENUE RECOGNITION:
- --------------------

    Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date and estimated total contract costs. Revenue from daywork, footage and hourly drilling contracts is recognized based upon the provisions of the contract. Provision is made currently for anticipated losses, if any, on uncompleted contracts.

FOREIGN CURRENCY TRANSLATION:
- -----------------------------

    The functional currency of the Company's foreign operations is the U.S. Dollar. Revenues and expenses of these foreign operations are remeasured into U.S. dollars on the respective transaction dates and foreign currency transaction gains or losses are included in the Consolidated Statements of Operations. Unrealized translation gains or losses, if material, are recorded as a component in Shareholders' Equity.

LOSS PER SHARE:
- ---------------

    Loss per share of common stock is based upon the weighted average number of shares of common stock outstanding. The

Company's outstanding stock options and warrants are considered common stock equivalents but are not included in the computation since their inclusion would be either insignificant or antidilutive during the periods presented in the accompanying financial statements.

INCOME TAXES:
- -------------

    The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax credit carryforwards.

CASH FLOW INFORMATION:
- ----------------------

    Cash flow statements are prepared using the indirect method. The Company considers all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

RESTRICTED CASH:
- ----------------

    Restricted cash consists of an investment in an interest bearing certificate of deposit totaling $1.1 million as collateral for a letter of credit securing insurance deposits with the remainder on deposit with a third party administrator committed for future settlement of workers' compensation claims. The carrying value of the investment approximates the current market value.

RECLASSIFICATION AND OTHER:
- ---------------------------
    Certain prior year amounts were reclassified to conform to current year presentation.

    Dollar amounts shown in the tabulations in the notes to consolidated financial statements are stated in thousands, unless otherwise indicated.

2.  EMPLOYEE BENEFIT PLAN

    The Company has a defined contribution employee benefit plan covering substantially all of its employees. The Company matches individual employee contributions up to 2% of the employee's compensation. Employer matching contributions under the plan totaled $144,000 for the year ended December 31, 1995, $55,000 for the nine months ended December 31, 1994 and $132,000 for the year ended March 31, 1994.

3.  PROPERTY TRANSACTIONS

    As part of the Company's continued expansion into the international markets, effective September 1, 1994, the Company purchased the Venezuelan drilling operations of An-Son Drilling Company of Colombia S.A. ("An-Son"). This acquisition included two oil and gas drilling rigs, two workover rigs, certain other oilfield equipment, operating contracts for each of the rigs and a labor contract to operate one drilling rig. The purchase price for this transaction was $4,100,000 consisting of $300,000 in cash, an acquisition note payable of $1,900,000, of which $1,700,000 was paid during 1995, and the remainder by issuance during 1995 of the Company's Series A redeemable preferred stock (the "Series A Preferred") valued at $1,900,000.

    Pursuant to the Acquisition Agreement, the Company conducted a post-closing audit of the acquired companies in 1995 and asserted claims for purchase price credit from An-Son in the amount of $1,398,000. This claim was settled in March, 1996 with the Company receiving credits of $1,213,000. At December 31, 1995, $200,000 of the Acquisition Note remained unpaid which was offset against the settlement with the remaining credit of $1,013,000 recorded as reductions in the accompanying financial statements as follows: Notes Receivable ($591,000); Accounts Receivable-Allowance for Doubtful Accounts ($408,000); Drilling Rigs and Equipment ($103,000); Accrued Liabilities ($111,000); Note Payable and accrued interest ($213,000); and, Series A Preferred issued to An-Son of 100,000 shares or ($1,000,000).

    In September 1994, the Company purchased three drilling rigs from McRae Energy Corporation for a total purchase price of $1,500,000. The Company paid a cash down payment of $200,000 with the remaining $1,300,000 to be paid from cash flow as defined in the purchase agreement. The three rigs were refurbished in 1994 by the Company. Two of the drilling rigs were added to the Company's drilling fleet in Argentina and one drilling rig was added to the Company's drilling fleet in Venezuela.

4.  COMPARATIVE OPERATING RESULTS

    The following financial information for the year ended December 31, 1995, and for the nine months ended December 31, 1994 and 1993 is presented for comparative purposes. The financial information for the year ended December 31, 1995 and the nine months ended December 31, 1993 is unaudited (in thousands, except per share amounts):

                                               Twelve Months           Nine Months Ended
                                 Year Ended        Ended                  December 31,
                                December 31,    December 31,           -------------------
                                    1995            1994                 1994       1993
                                  --------       ----------             ---------  --------
                                                 (Unaudited)                      (Unaudited)
Revenue                           $  94,709         $65,393              $50,987    $53,449
Total costs and expenses           (107,502)        (69,183)             (53,439)   (53,263)
                                  ---------         -------              -------    -------
Operating income (loss)             (12,793)         (3,790)              (2,452)       186
Other income (expense)                  118             233                  192       (273)
Discontinued operations                (772)             55                   51     (1,278)
                                  ---------         -------              -------    -------
Net loss                          $ (13,447)        $(3,502)             $(2,209)   $(1,365)
                                  =========         =======              =======    =======

Loss per share of common stock        $(.35)          $(.09)               $(.06)     $(.04)
                                  =========         =======              =======    =======
Weighted average number of
  shares of common stock
  outstanding                        38,669          38,641               38,641     38,416
                                  =========         =======              =======    =======

5.  INCOME TAXES

     The provision for income taxes shown in the consolidated statements of operations differs from the amount that would be computed if the loss before income taxes were multiplied by the federal income tax rate (statutory rate) applicable in each year. The reasons for this difference are as follows:

                                                TWELVE MONTHS         YEAR
                                  YEAR ENDED       ENDED             ENDED
                                 DECEMBER 31,    DECEMBER 31,       MARCH 31,
                                    1995            1994              1994
                                  ----------     ------------      -----------
Tax at statutory rate...........  $(4,572)       $(751)            $(904)
Increase (decrease) in taxes
resulting from:
Provision for asset impairment..    1,799
Discontinued operations-Sale of
 oil and gas assets.............    1,559
Unrecognized net operating
  loss carryforward.............    1,214          751               904
                                  -------        -----             ------
Provision for income taxes......  $    --        $  --             $  --
                                  =======        =====             ======

     For the year ended December 31, 1995, the Company had a pretax net loss of $4,629,000 and $8,818,000 for its domestic and foreign operations, respectively. For the nine months ended December 31, 1994, the Company had a pretax net loss of $1,853,000 and $356,000 for its domestic and foreign operations, respectively. For the year ended March 31, 1994, the Company had pretax net losses of $3,213,000 and pretax net income of $555,000 for its domestic and foreign operations respective.

          The operations of the Company generated net operating loss ("NOL") and investment tax credit ("ITC") carryforwards which expire at various times through 2010 and 2000, respectively. Under provisions of the federal income tax code, such carryforwards generally can be utilized only to reduce future taxable income or income taxes payable, if any, of the individual subsidiary that produced the NOL or ITC carryforward. In addition, NOL and ITC carryforwards are subject to annual limitations on the amount that the Company can utilize because of the change in the ownership of the Company in 1989 and a change in the ownership of the Company's principal stockholder in 1991 and the change in the Company's principal stockholder on June 2, 1994. The amounts of these limitations are presently undeterminable. The Company estimates that at December 31, 1995 its tax NOL and ITC carryforwards, before consideration of the limitations aggregated approximately $64 million and $2.4 million, respectively. However, the ultimate utilization of the NOL and ITC carryforwards, if any, will be substantially limited as a result of the change in the ownership of the Company and a change in the ownership of the Company's principal stockholder. Tax NOL carryforwards generated since the last change of the Company's ownership totals approximately $6 million and is not subject to the annual limitations discussed above.

          The Company accounts for income taxes based upon Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Based on an analysis of the Company's gross deferred tax asset (taking into consideration applicable statutory carryforward periods and other limitations), the Company has determined that the recognition criteria set forth in SFAS No. 109, have not been met and, accordingly, the gross deferred tax asset is reduced fully by a valuation allowance.

          Deferred income taxes reflect the gross tax effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes, and (b) operating loss and tax credit carryforwards.

          The tax effects of the significant items comprising the Company's net deferred tax asset as of December 31, 1995 and 1994 are as follows:

                                          December 31,  December 31,
                                              1995          1994
                                          ------------  -------------
Deferred tax asset:
Reserves not currently deductible . . .   $  1,804      $ 1,902

Operating loss carryforwards  . . . . .     10,438        9,134
Tax credit carryforwards . . . .  . . .      2,400        2,400
                                          --------      -------
                                            14,642       13,436
Deferred tax liability:
Differences between book and tax basis
  of property . . . . . . . . . . . . .     (5,303)      (5,984)
                                          --------     --------
                                             9,339        7,452
Valuation allowance . . . . . . . . . .     (9,339)      (7,452)
                                          --------     --------

Net deferred tax asset  . . . . . . . .   $     --     $     --
                                          ========     ========

The analysis of the likelihood of realizing the gross deferred tax asset will be reviewed and updated periodically. Any required adjustments to the valuation allowance will be made in the period in which the developments on which they are based become known.

6.  DEBT

Debt consists of the following:

                                                   DECEMBER 31,    DECEMBER 31,
                                                   ------------    ------------
                                                      1995            1994
                                                    --------        ---------
$10,000 term loan agreement between the Company
 and NordlandsBanken AS, secured by most of the
 Company's US domestic oil and gas drilling
 equipment; bearing interest at prime plus
 2-1/8% (fixed at 8% through June 12, 1996), with
 36 equal monthly principal installments
 beginning June 12, 1995.  (Amended
 October 1, 1995, bearing interest at LIBOR
 plus 2-1/8% with 36 equal monthly
 installments beginning January 1997).  The
 Company has the option to pay interest
 quarterly and/or semi-annually..................  $ 9,444         $10,000

Acquisition payable - An-Son Drilling.............        -          1,900

Non-interest bearing note to McRae Energy
  Corporation, payable from available
  cash flow, as defined...........................    1,300          1,300

$2,500 revolving line of credit, which converted
  to a term loan in 1995, with a bank,
  secured by the Company's accounts receivable,
  bearing interest at the bank's prime rate
  plus 1% (9.75% at December 31, 1995
  and 1994, respectively).........................      575            975

Capital leases, secured by transportation
  and other equipment, bearing interest
  at 10% to 14%...................................      733            807

Insurance premium financed over 12 months with
  certain insurance agencies due in equal
  monthly installments............................      270            680

Promissory note payable secured by trust
  deed to certain land and building, bearing
  interest at 4%, due in equal monthly
  installments through July 15, 1997..............       47             55

Promissory note payable secured by trust deed to
  certain land and building, bearing interest at
  9.75%, due in equal monthly installments
  through September 1, 1997                              92             92
                                                    -------        -------
                                                     12,461         15,809
Less current maturities...........................    1,315          5,585
                                                    -------        -------
Long-term debt....................................  $11,146        $10,224
                                                    =======        =======

Discontinued operations:
- ------------------------
$3,000 term note with a bank, secured by all the
  Company's oil and gas producing properties,
  bearing interest at the bank's prime rate plus
  1.25% (10% at December 31, 1994) payable in
  monthly installments equal to 75% of the net
  proceeds from production subject to minimum
  semi-annual payments through March 10, 1997.
  This loan was fully paid during 1995............  $     -        $ 2,114
                                                    =======        =======


          The loan agreement with NordlandsBanken AS, contains both affirmative and negative covenants. The Company is restricted, among other things, from incurring additional debt, paying dividends, and selling or acquiring assets except within permitted limitations.

          The revolving $2,500,000 bank line of credit was converted to a term loan in 1995 with the balance of $575,000 at December 31, 1995 being paid in monthly installments through June 1996. The weighted average outstanding balance for the year ended December 31, 1995 and the nine months ended December 31, 1994 was $867,000 and $508,000, respectively and bearing weighted average interest of 10% and 8.85%, respectively.

          The production loan, which was fully paid in 1995, had a weighted average balance of $1,233,000 and $2,600,000 during the year ended December 31, 1995 and the nine months ended December 31, 1994, respectively, bearing weighted average interest of 8.62% and 8.85%, respectively.

          During 1995, the Company issued 190,000 shares, out of 200,000 authorized, of Series A Preferred valued at $1,900,000. The Series A Preferred is redeemable in cash at a redemption price payable from available cumulative Venezuelan positive net cash flows (as defined) commencing the first fiscal quarter following the original issuance date. The Company may redeem, at any time, the Series A Preferred upon consent of the holders or upon written notice commencing five years from the original issuance date. At the election of the Company dividends may be declared and payable in common stock equivalent to the value of the dividends. Each Series A Preferred Holder of record has no voting right on any matters voted on by stockholders of the Company. As referred to in
Note 3, during March 1996, 100,000 shares of Series A Preferred, totaling $1,000,000, were returned to the Company in settlement of asserted claims against An-Son. At December 31, 1995, the balance of the Series A Preferred has been adjusted to reflect this settlement.

          Annual maturities of the debt outstanding at December 31, 1995 are as follows (in thousands): 1996 - $1,315; 1997 - $3,398; 1998 - $3,299; 1999 -
$3,148; and 2000 - $0.

7.  CAPITAL STOCK AND STOCK OPTION PLANS

          On April 28, 1994, the Company retired a $400,000 promissory note by issuing 251,429 shares of the Company's common stock and $200,000 of cash.

          During the fourth quarter of 1995, Norex Drilling subscribed to and paid $4,000,000 for a new Company issue of Series B Preferred Stock (the "Series B Preferred"), to be issued subsequent to December 31, 1995. This stock is in the form of 4,000 shares (10,000 shares authorized) of Series B 15% Senior Cumulative Redeemable Preferred, par value $1. This stock has annual dividends of 15% per annum, payable through issuance of additional preferred shares for the first three years. After December 31, 1998, dividends are payable in cash, as declared by the Company's Board of Directors. The Series B Preferred: (1) have liquidation preferences senior to the Company's common shares and Series A Preferred; (2) may be redeemed only in total after January 1, 1997, at the option of the Company and (3) have a warrants feature permitting the holder to convert $4,000,000 of Preferred Stock into common shares of the Company at $.75 per share, exercisable 20% as of January 1, 1996, increasing by 1.667% per month thereafter through January 1, 1997 and 2.5% per month from February 1, 1997 through January 1, 1999.

          The Company's 1982 Stock Option and Long-Term Incentive Plan for Key Employees (the "1982 Plan") reserves 2,500,000 shares of the Company's common stock for issuance upon the exercise of options. At December 31, 1995, options to purchase 515,900 shares of common stock were available for grant under the 1982 Plan. The Company's 1987 Stock Option Plan for Non-Employee Directors (the "1987 Director Plan") reserves 250,000 shares of common stock for issuance upon the exercise of options and provides for the automatic grant of options to purchase shares of common stock to any non-employee who becomes a director of the Company. At December 31, 1995, options under the 1987 Director Plan to purchase 174,100 shares of common stock were available for grant until June 30, 1997. The exercise price of stock options under both the 1982 Plan and the 1987 Director Plan approximates the fair market value of the stock at the time the option is granted. Options become exercisable in 20% increments over a five-year period and expire on the tenth anniversary of the date of grant.

              Stock option activity for both plans was as follows:
                (Amounts in thousands, except per share amounts)

                                               Number        Option
                                             of Shares     Price Range
                                             ----------    -----------
OUTSTANDING MARCH 31, 1993:                      1,814      $.88-$3.63

  Granted                                          291      $.94-$1.25
  Canceled                                         (70)     $.94-$3.63
- ----------------------------------               -----      ----------
OUTSTANDING MARCH 31, 1994:                      2,035      $.88-$2.38

  Granted                                          103      $.88-$ .94
  Exercised                                         (2)     $.88
  Canceled                                        (148)     $.88-$1.63
- ----------------------------------               -----      ----------
OUTSTANDING DECEMBER 31, 1994:                   1,988      $.88-$2.38

  Granted                                          253      $.69-$ .88
  Canceled                                        (267)     $.94-$2.38
- ----------------------------------               -----      ----------
OUTSTANDING DECEMBER 31, 1995:                   1,974      $.69-$1.63
- ----------------------------------               -----      ----------
EXERCISABLE AT DECEMBER 31, 1995                 1,509      $.88-$1.63
- ----------------------------------               -----      ----------

8.  BUSINESS SEGMENT INFORMATION

     The following table sets forth the Company's operations according to the industry segments in which it operates.


                                               NINE MONTHS
                                 YEAR ENDED       ENDED        YEAR ENDED
                                  DECEMBER     DECEMBER 31,     MARCH 31,
CONTINUING OPERATIONS              1995            1994          1994
- ---------------------            -----------   -----------     ----------
Revenues........................  $ 94,709        $50,987        $67,855
                                  ========        =======        =======

Operating loss..................  $(12,675)       $(2,260)       $(1,384)
                                  ========        =======        =======

Identifiable assets:
  Contract drilling.............  $ 57,783        $62,838        $40,303
  Corporate cash equivalents....         -             22             22
                                  --------        -------        -------
                                  $ 57,783        $62,860        $40,325
                                  ========        =======        =======
Capital expenditures:
  Contract drilling.............  $  5,949        $13,197        $ 2,292
  Other.........................         -            228            127
                                  --------        -------        -------
                                  $  5,949        $13,425        $ 2,419
                                  ========        =======        =======
Depreciation and amortization:
  Contract drilling.............  $  4,832        $ 2,217        $ 3,346
  Other.........................         -            160            177
                                  --------        -------        -------
                                  $  4,832        $ 2,377        $ 3,523
                                  ========        =======        =======

DISCONTINUED OPERATIONS: (OIL AND GAS PROPERTIES)
- -------------------------------------------------

                                  YEAR ENDED    NINE MONTHS     YEAR ENDED
                                 -------------  --------------  -----------
                                 DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                 -------------  --------------  -----------
                                     1995            1994          1994
                                 -------------  --------------  -----------
  Revenues.....................      $ 462          $1,732          $2,549
  Operating income (loss)......         (4)             86             186
  Identifiable assets..........          -           6,837           6,588
  Capital Expenditures.........          -           1,391             799
  Depreciation, depletion and
     amortization..............        166             642           1,040

     Revenues reported by industry segments consist principally of domestic and foreign revenues from unaffiliated customers as reported in the consolidated statements of operations since intersegment revenues are not significant. Revenues from the Company's foreign operations in Mexico, Central America, Argentina and Venezuela were $49,912,000 for the year ended December 31, 1995, $10,472,000 for the nine months ended December 31, 1994; and $11,562,000 for the year ended March 31, 1994, resulting in an operating loss of $8,818,000 for the year ended December 31, 1995, $88,000 for the nine months ended December 31, 1994; and $1,046,000 for the year ended March 31, 1994. Assets identified to these foreign operations totaled $18,714,000 at December 31, 1995; $15,336,000 at December 31, 1994; and $6,237,000 at March 31, 1994.

     During the year ended December 31, 1995, the nine months ended December 31, 1994 and the year ended March 31, 1994; no customer accounted for more than 10% of the Company's consolidated revenues.

9.  RELATED-PARTY TRANSACTIONS

     Prior to June 2, 1994, certain of the Company's insurance coverage, including workers' compensation and excess liability coverage, was arranged by American Premier as part of a program which American Premier provided to its subsidiaries. Subsequent to the sale of the Company's common shares, the Company has obtained workers' compensation, excess liability coverage and certain other insurance from other sources. The Company and American Premier entered into an agreement pursuant to which the Company agreed to reimburse American Premier for all amounts advanced by American Premier from time to time on behalf of the Company in connection with American Premier's administration of the Company's workers' compensation and certain other insurance programs for the periods between July 20, 1989 and the closing of the common stock transaction. The amounts reimbursable to American Premier at December 31, 1995 and December 31, 1994 relating to this program were $1,900,000, and $1,229,000, respectively. Subsequent to the common shares purchase by Norex Drilling, the Company obtained workers' compensation, excess liability coverage and certain other insurance from other sources.

     During the year ended March 31,1994, Thermal Drilling, Inc.

("Thermal"), the minority interest owner of the Company's majority-owned subsidiary, DI/Perfensa Inc. ("DI/Perfensa"), borrowed and repaid with interest certain sums from DI/Perfensa. At December 31, 1995 and 1994 no amounts were due. At December 31, 1995, $60,000 was due to DI/Perfensa from the President of Thermal.

10.  SUPPLEMENTAL CASH FLOW INFORMATION

     The effects of the changes in operating accounts on cash flows from operating activities are as follows:

                                  YEAR ENDED    NINE MONTHS ENDED   YEAR ENDED
                                 DECEMBER 31,      DECEMBER 31,      MARCH 31,
                                     1995              1994            1994
                                 -------------  ------------------  -----------

Restricted cash...............   $ (1,612)      $      -            $   -
Accounts and notes receivable..    (3,558)        (5,334)               4
Inventory......................     1,152         (1,214)             250
Assets held for sale...........       118              -                -
Other current assets...........       274         (2,222)             222
Other noncurrent assets........      (179)            (1)               -
Accounts payable...............     5,289          3,418             (700)
Accrued workers' compensation..       394           (800)             (60)
Customer advances..............    (1,233)           985             (420)
Other current liabilities......     4,288            503             (520)
Other noncurrent liabilities...         -          1,800                -
Minority interest..............      (131)           (17)             189
                                  -------        -------            -----
  Net effects..................   $ 4,802        $(2,882)           $ 365
                                  =======        =======            =====

          During the year ended December 31, 1995, the Company entered into capital leases which totaled $265,000. During the nine months ended December 31, 1994, the Company entered into capital leases which totaled $640,000 and exchanged $1,900,000 of acquisition note payable, $1,900,000 of Series A Preferred and a $1,300,000 note payable, for property (see Note 3). During the year ended March 31, 1994 the Company entered into capital leases which totaled $289,000. The Company made interest payments of $1,472,000 for the year ended December 31, 1995, $332,000 for the nine months ended December 31, 1994, and $257,000 for the year ended March 31, 1994.

11.  LEASE COMMITMENTS

          The Company leases certain office space under noncancellable lease agreements accounted for as operating leases. At December 31, 1995, lease commitments under noncancellable operating leases with an initial term of more than one year are $96,000 for the year ended December 31, 1996. Rental expense under operating leases was $101,000 for the year ended December 31, 1995, $77,000 for the nine months ended December 31, 1994; and $109,000 for the year ended March 31, 1994.

          Leases, which transfer substantially all the risks and benefits of ownership associated with the underlying property to the Company, are accounted for as capital leases. The present value of the required lease payments is recorded as property and equipment, and the related debt is recorded as obligations under capital leases. The debt is amortized as each lease payment is made. Property under capital leases, consisting of field trucks and automobiles aggregating approximately $732,000 at December 31, 1995, $807,000 at December 31, 1994, and $457,000 at March 31, 1994, respectively, is included in drilling and well service equipment.

          Lease payments under these capital leases totaled approximately $280,000 for the year ended December 31, 1995 and $175,000 for the nine months ended December 31, 1994, with annual payments due of $368,000 in 1996, $210,000 in 1997 and $149,000 in 1998.

12. CONTINGENCIES

          The Company is proceeding against Charlestown Industries, Inc., (a 50% "Partner") who was a co-defendant in the joint venture to recover their respective portion of the OFS 1987, Mid-Year et al v DI Exploration Lawsuit of which $1,800,000 was paid by the Company. A judgment has been rendered in favor of the Company against the Partner in the state of Oklahoma. The future recovery of the amount, and term of recovery, is uncertain and no credit has been recorded as of December 31, 1995. Charlestown Industries filed for protection with the US Bankruptcy Act and the Company's claim is scheduled to be ruled on by the Court in April 1996.

          The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition or results of operations.

          Substantially all of the Company's contract drilling activities are conducted with independent oil and gas companies in the United States or with national utility or national petroleum companies in Mexico, Central America and South America. Historically, the Company has not required collateral or other security to support the related receivables from such customers. However, the Company has required certain customers to deposit funds in escrow prior to the commencement of drilling. Actions typically taken by the Company in the event of nonpayment include filing a lien on the customer's producing properties and filing suit against the customer.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

          Summarized quarterly financial data for year ended December 31, 1995, the nine months ended December 31, 1994 and the year ended March 31, 1994 are set forth below:

                                                        QUARTER ENDED
                                   ---------------------------------------------------
                                         MARCH        JUNE     SEPTEMBER   DECEMBER
                                          1995        1995        1995       1995       TOTAL
                                   --------------  ----------  ----------  ---------  ---------

Revenues.........................        $22,344     $23,151     $27,106   $ 22,108   $ 94,709
Gross profit (loss) /(1)/........           (180)       (814)        448      1,430        884
Operating loss...................           (180)       (814)     (1,565)   (10,234)   (12,793)
Net loss-continuing operations...         (2,219)     (1,122)     (1,234)    (8,100)   (12,675)
Discontinued operations..........            (11)       (543)       (116)       102       (772)
Net loss.........................         (2,230)     (1,665)     (1,350)    (8,202)   (13,447)
Net loss per common share........           (.06)       (.04)       (.03)      (.22)      (.35)

                                                     QUARTER ENDED
                                         --------------------------------
                                          JUNE      SEPTEMBER    DECEMBER
                                          1994        1994         1994     TOTAL
                                         -------     -------     -------   --------
Revenues.........................        $14,331     $17,215     $19,441   $ 50,987
Gross profit /(1)/...............             29         545       1,425      1,999
Operating loss...................         (1,292)       (837)       (323)    (2,452)
Net loss-continuing operations...           (935)       (872)       (453)    (2,260)
Discontinued operations..........             14          49         (12)        51
Net loss.........................           (921)       (823)       (465)    (2,209)
Net loss per common share........           (.03)       (.02)       (.01)      (.06)

                                                         QUARTER ENDED
                                        -------------------------------------------
                                           JUNE     SEPTEMBER    DECEMBER   MARCH
                                           1993       1993         1993      1994       TOTAL
                                         -------     -------     -------   --------   --------
Revenues.........................        $15,494     $20,402     $17,553   $ 14,406   $ 67,855
Gross profit /(1)/...............          1,557       2,245       1,014        465      5,281
Operating income (loss)..........             16         834        (541)    (1,461)    (1,152)
Net income (loss)-continuing
 operations......................            (31)        551        (597)    (1,307)    (1,384)
Discontinued operations..........             56      (1,385)         31         24     (1,274)
Net income (loss)................             25        (834)       (566)    (1,283)    (2,658)
Net loss per common share........              -        (.02)       (.01)      (.04)      (.07)


/(1)/Gross Profit is computed as consolidated revenues less operating expenses (which excludes expenses for Depreciation and Amortization, General and Administrative, Bad Debt and Legal).

Certain reclassification have been made to the quarterly financial data to conform with the amounts presented in the Consolidated Statements of Operations.

                                                                   SCHEDULE VIII

                     DI INDUSTRIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)


                                        BALANCE AT  ADDITIONS   COLLECTIONS   BALANCE AT
                                        BEGINNING   CHARGED TO      AND         END OF
                                        OF PERIOD   ALLOWANCE    WRITE-OFFS     PERIOD
                                        ----------  ----------  ------------  ----------


Year Ended March 31, 1994:
  Allowance for doubtful accounts
  receivable.  .  .  .  .  .  .  .          $2,400        $287        $(516)      $2,171
                                            ======        ====        =====       ======

Nine Months Ended December 31, 1994:
  Allowance for doubtful accounts
  receivable.  .  .  .  .  .  .  .          $2,171        $122        $(227)      $2,066
                                            ======        ====        =====       ======

Year Ended December 31, 1995:
  Allowance for doubtful accounts
  receivable.  .  .  .  .  .  .  .          $2,066        $291        $(406)      $1,951
                                            ======        ====        =====       ======


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference to such information appearing under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item as to the management of the Company is hereby incorporated by reference to such information appearing under the caption "Executive Compensation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference to such information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference to such information appearing under the caption "Certain Transactions" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1995.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

     (a)  The following documents are filed as part of this report:
          (1) and (2) Financial Statements and Schedule.

          The consolidated financial statements and supplemental schedule of DI Industries, Inc. and Subsidiaries are included in Part II, Item 8 and are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule therein.

          (3) Exhibits

      Exhibit No.                                Document
      -----------                                --------
          +3.1    --Articles of Incorporation of DI Industries, Inc., as
                    amended.
          +3.2    --By-Laws of DI Industries, Inc., as amended.
          +3.3    --Statement of Resolutions Establishing the Series A
                    Convertible Redeemable Preferred Stock.
          +4.2    --$1,450,000 Loan by and between DI Energy, Inc. et al and
                    Charter National Bank-Colonial dated April 29, 1987.  (Filed as Exhibit 4.12 to Annual Report on Form 10-K for
                    March 31, 1987.)
          +4.3    --First Supplemental Loan Agreement executed effective as of
                    July 15, 1988 between DI Energy, Inc. et al and Charter
                    National Bank-Colonial.  (Filed as Exhibit 4.2 to Annual
                    Report on Form 10-K for March 31, 1989).
          +4.4    --Promissory Note dated effective July 15, 1988 of Drillers
                    Inc. of Texas, as Maker, to Charter National Bank-Colonial.
                    (Filed as Exhibit 4.2 to Annual Report on Form 10-K for
                    March 31, 1989.)
          +4.5    --Extension letter dated March 31, 1989 from Charter National
                    Bank-Colonial. (Filed as Exhibit 4.2 to Annual Report on
                    Form 10-K for March 31, 1989.)
          +4.6    --Letter agreement regarding $3,000,000 Revolving Credit
                    Agreement effective March 19, 1990 between DI Industries,
                    Inc. and Charter National Bank-Colonial.
          +4.7    --Stock Registration Agreement dated July 20, 1989 among DI
                    Industries, Inc., the Pennsylvania Company, Hamilton
                    Robinson &

                    Company, Incorporated, Spinnaker Investor Partners, L.P., Spinnaker Partners, Hamilton Robinson & Co., Inc. Managed Account No. 1 and Max M. Dillard. (Filed as Exhibit 4.6 to Registration Statement No. 33-33270.)
          +4.8    --$3,000,000 Loan by and between DI Industries, Inc. et al and
                    Charter National Bank-Colonial dated September 5, 1991. (Filed as Exhibit 4.8 to Annual Report on Form 10-K for March 31, 1992).
          +4.9    --Second Supplemental Loan Agreement executed effective as of
                    November 11, 1991 between DI Energy, Inc. et al and Charter National Bank-Colonial. (Filed as Exhibit 4.9 to Annual Report on Form 10-K for March 31, 1992).
          +4.10   --First Restated and Amended Loan Agreement dated March 15,
                    1994, by and between DI Energy, Inc. et al and Charter National Bank-Colonial.
          +4.11   --$10,000,000 Loan Agreement dated December 12, 1994, between
                    Drillers, Inc. and NordlandsBanken AS.
          +4.12   --$2,500,000 Loan Agreement dated September 15, 1994, payable to Charter National Bank.
          *4.13   --Amendment No. 1 dated October 1, 1995, to $10,000,000 Loan
                    Agreement dated December 2, 1994 between Drillers, Inc. and NordlandsBanken A.S.
          *4.14   --$574,998 Term Note dated December 13, 1995, between
                    Drillers, Inc. and Charter National Bank - Colonial.
          +10.3   --IADC Model Form "Footage" Drilling Contract (February 1986).
                    (Filed as Exhibit 10.3 to Registration Statement No. 33-33270.)
          +10.4   --IADC Model Form "Daywork" Drilling Contract (February 1986).
                    (Filed as Exhibit 10.4 to Registration Statement No. 33-33270.)
          +10.5   --IADC Model Form "Turnkey" Drilling Contract (February 1988.)
                    (Filed as Exhibit 10.5 to Registration Statement No. 33-33270.)
          +10.8   --Drillers Inc. 1982 Stock Option and Long-Term Incentive Plan
                    for Key Employees. (Filed with Drillers Inc. 1982 Annual Meeting definitive proxy solicitation materials.)
          +10.8.1 --Drillers Inc. Stock Option Plan for Non-Employee Directors.
                    (Filed with Drillers Inc. 1982 Annual Meeting definitive proxy solicitation materials.)
          +10.9   --DI Industries, Inc. 1987 Stock Option Plan for Non-Employee
                    Directors. (Filed with DI Industries, Inc. 1987 Annual Meeting definitive proxy solicitation materials.)

                  --Stock Purchase Agreement dated June 23, 1989 by and among DI
                    Industries, Inc., The Penn Central Corporation, the Pennsylvania Company and Holden Rig Company. (Filed as
                    Exhibit 0.6 to Annual Report on Form 10-K for March 31,
                    1989.)
          +10.10  --Employment Agreement dated November 17, 1994, between the
                    Company and Max M. Dillard.
          *11.1   --Statement regarding computation of per share earnings.
          *22.1   --List of Subsidiaries of DI Industries, Inc.
          *24.1   --Consent of Deloitte & Touche, LLP.
          *27     --Financial Data Schedule
______
*Filed herewith.
+Incorporated by reference herein.

          (b)     Reports on Form 8-K.

          No reports on Form 8-K were required to be filed during the year ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this twenty-eighth
(28th) day of March, 1996.

                                   DI Industries, Inc.



                                   By /s/ MAX M. DILLARD, PRESIDENT
                                      _____________________________
                                      Max M. Dillard, President
                                      and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURES                         TITLE                       DATE
    ----------                         -----                       ----

       IVAR SIEM                Chairman of the Board
- ---------------------------          and Director               March 28, 1996
      (IVAR SIEM)


       MAX M. DILLARD             President, Chief
- ---------------------------            Executive
      (MAX M. DILLARD)           Officer and Director           March 28, 1996



     THOMAS L. EASLEY           Vice President and Chief        March 28, 1996
- ---------------------------         Financial Officer
    (THOMAS L. EASLEY)


     BILL R. MERCHANT        Chief Accounting Officer           March 28, 1996
- ---------------------------
    (BILL R. MERCHANT)


                                     Director                   March 28, 1996
- ---------------------------
     (DOUGLAS Y. BECH)


    MICHAEL J. DELOUCHE              Director                   March 28, 1996
- ---------------------------
    (MICHAEL J. DELOUCHE)


    WILLIAM C. WALKER                Director                   March 28, 1996
- ---------------------------
   (WILLIAM C. WALKER)