Form 10-K/A
period 1995-12-31
DI INDUSTRIES INC
filed 1996-05-14
CIK 320186

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

                               Yes /x/  No / /

       Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K (229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       At May 9, 1996, 38,669,378 shares of the Registrant's common stock were outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the closing price on the American Stock Exchange on May 9, 1996 of $1.3125) was approximately $24,847,295. The calculation of such market value should not be construed as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.


================================================================================

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

     In response to the depressed domestic activity, the Company has focused on foreign opportunities, especially the Central and South American markets where the Company's International Division has in recent years conducted drilling operations in Argentina, Guatemala, El Salvador, Venezuela and Mexico. There has been an increase in oil and gas drilling activities in South America due to privatization efforts and geothermal drilling in Mexico and Central America. The Company will consider expansion into selected international markets.

     There is a general shortage in the industry of used drill pipe, and the cost of obtaining new and used drill pipe is substantially higher than in prior periods and is currently escalating. At present, the Company has an adequate, but not a surplus, supply of drill pipe and drill collars and has begun a gradual replacement program in the last half of 1995 that will continue in 1996. Also, depending on rig utilization, the Company may need to purchase additional drill pipe for rigs in service or placed in service.

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

  Risks in Contract Drilling.  Contract drilling of oil and gas wells are
  ---------------------------
subject to a number of risks and hazards including blowouts, cratering, fires and explosions, any of which could cause personal injury or loss of life, damage to property or equipment, and suspension of operations. In addition, there is also the risk that damage to the environment could result from some of the Company's operations, particularly through oil spillage or uncontrolled fires.

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

  The Company is proceeding against Charlestown Industries, Inc., who was a co-defendant and a 50% partner ("the partner") in the joint venture to recover their respective portion of the OFS 1981, Mid-Year et al v. DI Exploration Lawsuit of which $1,800,000 was paid by the Company. A judgment has been rendered in favor of the Company against the partner in the State of Oklahoma. Charlestown Industries filed for protection under the US Bankruptcy Act and the Company's claim is scheduled to be ruled on by the court in April 1996. The future recovery of the amount, and term of recovery, is uncertain and no credit has been recorded as of December 31, 1995.

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the Board of Directors of the Company.

DIRECTORS:
- ----------

                                                                  YEAR FIRST
                                                                   BECAME A
     NAME                      AGE     POSITION WITH COMPANY       DIRECTOR
- --------------------------------------------------------------------------
Ivar Siem                       50  Chairman of the Board, President  1995
                                     and Chief Executive Officer
Douglas Y. Bech                 50  Director                          1994
Michael J. Delouche             39  Director                          1994
Max M. Dillard                  60  Director                          1980
William C. Walker               72  Director                          1992

     IVAR SIEM has been an international consultant in energy, technology and finance since 1985. He is a member of the Board of Directors of several privately held and publicly traded companies including Chairman of Blue Dolphin Energy Company, an oil and gas exploration company; Director of Norex America, Inc., a company with certain investments in the oil and gas, cruise and shipping industries, since 1992; and Director of DSND ASA, a Norwegian service company which operates dynamically positioned specialty vessels and provides subsea engineering services, since 1993. Norex America is an affiliate of the Company by reason of its beneficial ownership of 26.97% of the Company's issued and outstanding common stock through its wholly-owned subsidiary, Norex Drilling, Ltd. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

     DOUGLAS Y. BECH has been a partner in the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P., Houston, Texas since October 1994. From May 1993 to July 1994, Mr. Bech was a partner in the law firm of Gardere & Wynne, L.L.P., Houston, Texas and from 1977 to 1993 he was a partner of the law firm of Andrews & Kurth, L.L.P., Houston, Texas. Mr. Bech was previously a director of the Company from 1980 to 1985 and from 1988 to 1989. Mr. Bech currently serves as a director of Pride Refining, Inc., the managing general partner of Pride Companies, L.P., an oil refining company, and Wainoco Oil Corporation, an oil and gas production and oil refining company.

     MICHAEL J. DELOUCHE has served on a contractual basis in the Controllership function of Norex America, Inc. and Norex Drilling, Ltd. since 1991. For two years prior to such time, Mr. Delouche was a Manager with KPMG Peat Marwick.

     MAX M. DILLARD served as President and Chief Executive Officer of the Company from 1980 until his resignation on April 9, 1996.

     WILLIAM C. WALKER has been an independent management consultant since 1985 and served as President of Loffland Brothers Company until his retirement in 1989. Mr. Walker currently also serves as a director of Aztec Manufacturing Company, a publicly held diversified manufacturing company.

DIRECTOR COMPENSATION

     Non-employee directors are entitled to a fee of $1,000 for each meeting attended and are reimbursed for travel and related expenses incurred in connection therewith.

     The Company's 1987 Director Plan currently reserves 250,000 shares of Common Stock for issuance upon the exercise of options. The 1987 Director Plan was adopted to further the growth, development and financial success of the Company by focusing the attention of the participants toward improving the Company's consolidated long-range performance by affording participants an opportunity to acquire a proprietary interest in the Company. The 1987 Director Plan is administered by the Stock Option Committee and eligibility is limited to persons who are elected and serve as directors of the Company and who are not officers or employees of the Company. All determinations of the Stock Option Committee are made by a quorum of Stock Option Committee members. Awards under the 1987 Director Plan are non-discretionary and the 1987 Director Plan only provides for non-qualified stock options. Under the 1987 Director Plan, options to purchase 15,000 shares are awarded to each non-employee director upon initial election or appointment to the Board.

     The Company maintains directors' and officers' liability insurance and its Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Texas Law.

EXECUTIVE OFFICERS:

     The following table sets forth certain information regarding the Executive Officers of the Company (as of May 9, 1996):


       NAME                    AGE      POSITION WITH COMPANY
- -------------------------------------------------------------------------------
Ivar Siem                       50  Chairman of the Board, President
                                     and Chief Executive Officer
James R. Bigard                 66  Sr. Vice President - Operations
Thomas L. Easley                50  Vice President and Chief Financial Officer
Bill R. Merchant                52  Treasurer and Secretary
Michael Parrish                 52  Chief Operating Officer - International
                                     Operations
William G. Poplin               61  Sr. Vice President, Sales and Marketing
Terrell L. Sadler               46  Vice President - Domestic Drilling

     JAMES R. BIGARD joined the Company in 1990 as Vice President. Mr. Bigard has spent more than 45 years directly involved in the oil and gas drilling industry. Mr. Bigard is a director of Isabella Bank & Trust, the Michigan Oil and Gas Association and the International Association of Drilling Contractors.

     THOMAS L. EASLEY joined the Company in May 1995 as Vice President and Chief Financial Officer. From 1992 through 1995 he was Vice President and Chief Financial Officer of Huthnance International, Inc. From 1984 through 1991, he served as Vice President and Chief Financial Officer of Granada Foods Corporation and Granada Biosciences, Inc., publicly-held corporations engaged in agribusiness activities including; food processing and distribution, livestock production and management, and applied biotechnology.

     BILL R. MERCHANT joined the Company in 1986 as Chief Accounting Officer and has been Treasurer of the Company since 1990 and the Secretary of the Company since 1994.

     MICHAEL PARRISH joined the Company in June 1995 as Chief Operating Officer of International Operations. From 1993 through 1995 he was Vice President - Incentive Drilling for Santa Fe

International Corporation having responsibility for worldwide development of international land and marine incentive drilling operations. From 1968 through 1992 he was involved in international land and marine contract drilling management responsibilities as Executive Vice President with Sedco Forex.

     WILLIAM G. POPLIN joined the Company in November 1990 as Vice President and has been Vice President of Sales and Marketing since 1994. He has also served as President of DI International, Inc., a wholly-owned subsidiary of the Company, since 1992.

     TERRELL L. SADLER joined the Company in 1989 as the Ark-La-Tx District Manager and became Vice President - Domestic Drilling in 1996.

SECTION 16 (A) COMPLIANCE

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission ("SEC") Regulations, the Company's directors, executive officers, and shareholders, whose ownership is greater than 10 percent, are required to file reports of stock ownership and changes in ownership with the SEC and the American Stock Exchange and to furnish the Company with copies of all such reports they file.

     Based on its review of such reports from reporting persons, the Company believes that during the applicable fiscal year all filing requirements applicable to its directors, executive officers and greater than 10 percent shareholders were complied with except as follows: Form 4 filings covering grants of stock options in November 1994 and November 1995 to Messrs. Merchant and Poplin were filed, although not timely, and a Form 3 filing covering grant of stock options to Mr. Easley in May, 1995 was filed, although not timely.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information regarding the compensation paid to the Chief Executive Officer:


                                                                              Long Term Compensations
                                                                ------------------------------------------------
                                   Annual Compensation                          Awards     Payouts
                            ---------------------------------   -------------------------  --------
(a)                  (b)       (c)        (d)         (e)           (f)           (g)        (h)          (i)
Name                                                 Other      Restricted    Securities
and                                                 Annual         Stock      Underlying     LTIP      All Other
Principal                                           Compen-      Award(s)      Options/    Payouts      Compen-
Position(1)         Year     Salary($)   Bonus($)   sation($)       $          SARs(#)       ($)     sation($)(3)
- -----------------  -------  ---------  ---------  -----------  -------------  -----------  -------- -------------
Max M. Dillard     1995     $212,180       $-0-         $-0-         $-0-            -0-      $-0-      $4,244
Pres. and          1994(4)   155,500        -0-          -0-          -0-            -0-       -0-       3,111
Chief Executive    1994(5)   201,667        -0-          -0-          -0-            -0-       -0-       4,033
Officer            1993(5)   189,000        -0-          -0-          -0-            -0-       -0-       3,780

(1) No executive officer of the Company, other than the Chief Executive Officer, earned an aggregate salary and bonus of more than $100,000 during the periods indicated.

(2) Mr. Dillard resigned as President and Chief Executive Officer on April 9, 1996.

(3) Consists of amounts contributed by the Company to match a portion of Mr. Dillard's contributions under the Company's 401(k) Savings Incentive Plan.

(4)  For the nine-month transition period ended December 31.

(5)  For the fiscal year ended March 31.

EMPLOYMENT ARRANGEMENTS

     The Company and the Chief Executive Officer were parties to a two-year employment agreement which was automatically renewed each month unless a two-year notice of termination was given by either party. In the event notice of termination was given, Mr. Dillard would be obligated to complete the two-year term of employment without any reduction of salary and benefits. In addition, in the event of Mr. Dillard's death or disability during his employment and in the event of certain other terminations, including termination by the Company other than for cause and termination by Mr. Dillard within 12 months following the acquisition by any person of 35% or more of the Company's voting securities, Mr. Dillard would be entitled to severance in the form of salary continuation payments equal to 24 months of his salary and benefits and an assignment of his $500,000 face amount Key Man Life Insurance Policy which has a cash surrender value of $182,826.

     A management fee of $10,000 per month has been billed to and accrued by the Company for Mr. Siem's services to the Company starting July 1995.

OPTION/SAR GRANTS TABLE

     There were no stock options or stock appreciation rights granted to the Chief Executive Officer during 1995.

AGGREGATE OPTION/SAR EXERCISES IN 1995 AND YEAR-END OPTION/SAR VALUES

     The following table sets forth certain information concerning the number of unexercised options and the value of unexercised options outstanding at December 31, 1995 with respect to the Chief Executive Officer. No options were exercised by the Chief Executive Officer during 1995. Pursuant to the terms of the stock option plan, options expire upon termination of employment. Mr. Dillard's employment terminated on April 9, 1996; however, Mr. Dillard is taking the position that by virtue of the severance provisions in his employment agreement, that he will continue as an employee for two years after termination. The Company disagrees with Mr. Dillard's interpretation and considers him to no longer be an employee thus his stock option expired effective April 9, 1996.

                                                                                   Value of Unexercised
                                           Number of securities unexercised        in-the-Money Options
                    Shares                 Options Held at December 31, 1995   Held at December 31, 1995 (1)
                  acquired on    Value     ---------------------------------  -------------------------------
Name              Exercise(#)  realized ($)  Exercisable    Unexercisable       Exercisable   Unexercisable
- ----------------  -----------  ----------  -------------  ------------------  --------------  ---------------
Max M. Dillard                               1,000,000          -0-           $-0-                 $-0-

(1) The exercise price of the unexercised options was greater than the market value of the Common Stock on December 31, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- --------------------------------------------------------------  -----------
MANAGEMENT
- ----------

     As indicated below, the directors and certain principal shareholders beneficially own in the aggregate 11,438,206 or 29.6% of the Common Stock outstanding.

     The following table reflects the beneficial ownership of the Company's Common Stock as of May 9, 1996 with respect to (i) all persons known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) shareholder directors of the Company and (iii) directors and officers of the Company as a group:

Name and Address of Beneficial                                     Number      Percent
Owner, Identity of Group                                         of Shares     of Class
- -------------------------------------------------------------  --------------  --------

            Norex America, Inc.                                  10,430,105(1)    26.97
              P. O. Box HM 429
              Hamilton, HM BX, Bermuda

            Pronor Holdings Ltd.                                  8,300,000(2)   21.46
             % Morgan and Morgan Trust Corp. Ltd.
               Road Town, Pasca Estate
               Tortola, British Virgin Islands

            Shareholder Directors (3)
              Douglas Y. Bech                                         4,200(4)      *
              Max M. Dillard                                      1,005,801        2.6
              Ivar Siem                                          10,433,105(4)(5) 26.98
              William C. Walker                                      10,000(4)      *
            Directors and Executive Officers
              as a group (11 persons)                            11,599,406(5)    30.0

     *  Indicates less than one percent.


(1) Includes 10,430,105 shares owned by Norex Drilling, Ltd., a wholly-owned subsidiary of Norex America.

(2) Includes 8,300,000 shares as owned by Pronor Holdings Ltd., which Norex America owns a beneficial interest of approximately 47%, but disclaims control.

(3) The directors of the Company who are not listed do not own a beneficial interest in any shares of Common Stock.

(4) Includes the following shares that may be purchased upon the exercise of options granted under the Company's 1987 Stock Option Plan for Non-Employee Directors (the "1987 Director Plan") that are currently exercisable or that will become exercisable within 60 days: 3,000 for Mr. Bech; 3,000 for Mr. Siem; and 9,000 for Mr. Walker.

(5) Includes 3,000 exercisable stock options granted under the Company's 1987 Director Plan and 10,430,105 shares of the Company's common stock owned by Norex America. Mr. Siem is one of five potential beneficiaries in a trust which controls Norex America.

(6) Includes 161,200 shares that may be purchased upon the exercise of options granted under the 1982 Employee Plan and the 1987 Director Plan that are currently exercisable or that will become exercisable within 60 days.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At March 31, 1994, American Premier Underwriters, Inc. ("American Premier"), formerly named The Penn Central Corporation, was the owner of 20,690,105 unregistered shares, 53.5%, of the Company's outstanding common stock. In June 1994, Norex Drilling

Ltd. ("Norex Drilling"), a wholly-owned subsidiary of Norex America, Inc. ("Norex America"), completed the purchase of all shares of the Company's common stock owned by American Premier. Shortly thereafter and in accordance with regulatory filings made at the time of the purchase transaction, Norex Drilling reduced its ownership to 18,730,105 shares, or less than 50% of the outstanding shares of the Company's common stock. In October 1995, Norex Drilling transferred 8,300,000 shares to Pronor Holdings, Ltd. ("Pronor"). Norex America beneficially owns approximately 47% of Pronor, however disclaims control.

     Prior to June 2, 1994, the Company was included in an insurance and bonding program that American Premier provided for its subsidiaries. Under the program, American Premier paid for all of the expenses associated with the program and invoiced its subsidiaries for their proportionate share of the program costs. The amount reimbursable to American Premier at December 31, 1995 relating to this program was $1,900,000.

     During 1995, Mr. Bech was a partner in a law firm that performed legal services for the Company.

     During the fourth quarter of 1995, Norex Drilling subscribed to and paid $4,000,000 for a new Company issue of Series B Preferred Stock (the "Series B Preferred"), to be issued subsequent to December 31, 1995. This stock will be the form of 4,000 shares (10,000 authorized) of Series B 15% Senior Cumulative Redeemable Preferred, par value $1. This stock has annual dividends of 15% per annum, payable through issuance of additional preferred shares for the first three years. After December 31, 1998, dividends are payable in cash, as declared by the Company's Board of Directors. The Series B Preferred: (1) have liquidation preferences senior to the Company's common shares and Series A Preferred; (2) may be redeemed only in total after January 1, 1997, at the option of the Company and (3) will have a warrants feature permitting the holder to convert $4,000,000 of Preferred Stock into common shares of the Company at $.75 per share, exercisable 20% as of January 1, 1996, increasing by 1.667% per month thereafter through January 1, 1997 and 2.5% per month from February 1, 1997 through January 1, 1999.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this thirteenth
(13th) day of May, 1996.

                                   DI Industries, Inc.



                                   By /s/ Ivar Siem
                                      _____________________________
                                      Ivar Siem, President
                                      and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURES                         TITLE                       DATE
    ----------                         -----                       ----

/s/ Ivar Siem                   Chairman of the Board,
- ---------------------------       President and Chief           May 13, 1996
      (IVAR SIEM)                 Executive Officer


/s/ Thomas L. Easley            Vice President and Chief        May 13, 1996
- ---------------------------         Financial Officer
    (THOMAS L. EASLEY)


/s/ Bill R. Merchant         Chief Accounting Officer           May 13, 1996
- ---------------------------
    (BILL R. MERCHANT)


/s/ Douglas Y. Bech                  Director                   May 13, 1996
- ---------------------------
     (DOUGLAS Y. BECH)


/s/ Max M. Dillard                   Director                   May 13, 1996
- ---------------------------
      (MAX M. DILLARD)

/s/ Michael J. Delouche              Director                   May 13, 1996
- ---------------------------
    (MICHAEL J. DELOUCHE)


/s/ William C. Walker                Director                   May 13, 1996
- ---------------------------
   (WILLIAM C. WALKER)