Form 10-Q
period 1996-03-31
DI INDUSTRIES INC
filed 1996-05-15
CIK 320186

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1996  Commission File Number 1-8226


                              DI INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                 TEXAS                            74-2144774
      (State or jurisdiction of               (I.R.S. employer
     incorporation or organization)         identification number)


        450 GEARS ROAD, SUITE 625
              HOUSTON, TEXAS                         77067
  (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:          (713) 874-0202

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]      No [_]



     The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at May 14, 1996, was 38,669,378.

                              DI INDUSTRIES, INC.

                               TABLE OF CONTENTS



                                                                 PAGE
                                                                 ----

PART I.       Financial Information
              Consolidated Balance Sheets                           3
              Consolidated Statements of Operations                 4
              Consolidated Statements of Stockholders' Equity       5
              Consolidated Statements of Cash Flows                 6
              Notes to Consolidated Financial Statements            7
              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  10

PART II.      Other Information                                    13

Signatures                                                         14

                              DI INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     March 31,   December 31,
                                                                       1996          1995
                                                                    -----------  -------------
                                                                    (Unaudited)    (Audited)
                       ASSETS
 Current Assets:
    Cash and cash equivalents                                         $    996       $  1,859
    Restricted cash - insurance deposits                                 1,862          1,612
    Accounts receivable, net of allowance of $1,935 and $1,951
    at March 31, 1996 and December 31, 1995, respectively               17,789         19,423
    Rig inventory and supplies                                           2,902          2,498
    Assets held for sale                                                 2,398          2,398
    Prepaids and other current assets                                    2,815          3,806
                                                                      --------       --------
      Total current assets                                              28,762         31,596
                                                                      --------       --------

 Property and Equipment:
    Land, buildings and improvements                                     3,523          3,523
    Drilling and well service equipment                                 39,910         39,039
    Furniture and fixtures                                               1,094          1,136
                                                                      --------       --------
    Total Property and Equipment                                        44,527         43,698
    Less: Accumulated depreciation and amortization                    (18,797)       (17,788)
                                                                      --------       --------
    Net property and equipment                                          25,730         25,910
                                                                      --------       --------

 Other Noncurrent Assets                                                   277            277
                                                                      --------       --------

                                                                      $ 54,769       $ 57,783
                                                                      ========       ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
    Current maturities of long-term debt                              $  1,644       $  1,315
    Accounts payable - trade                                            10,246         12,529
    Accrued workers' compensation                                        2,672          3,357
    Payroll and related employee costs                                   4,029          3,172
    Customer advances                                                       60            116
    Other accrued liabilities                                            3,862          3,604
                                                                      --------       --------
      Total current liabilities                                         22,513         24,093
                                                                      --------       --------

 Long-term debt less current maturities                                 10,379         11,146
                                                                      --------       --------
 Other long-term liabilities and minority interest                       2,774          1,950
                                                                      --------       --------
 Series A preferred stock - mandatory redeemable                           900            900
                                                                      --------       --------
 Commitments and contingent liabilities

 Stockholders' equity:
    Series B Preferred stock, $1 par value; 10 shares authorized
      4 shares subscribed                                                4,150          4,000
    Common stock, $.10 par value; 75,000 shares authorized
     38,669 issued and outstanding at March 31, 1996 and
     December 31, 1995                                                   3,867          3,867
    Additional paid-in capital                                          46,458         46,458
    Deficit                                                            (36,272)       (34,631)
                                                                      --------       --------
      Total stockholders' equity                                        18,203         19,694
                                                                      --------       --------

                                                                      $ 54,769       $ 57,783
                                                                      ========       ========

         See accompanying notes to consolidated financial statements.

                              DI INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)


                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                     1996            1995
                                                     ----            ----
                                                          (Unaudited)
Revenues:
 Contract drilling                                  $  20,102   $  22,344
                                                    ---------   ---------
Costs and Expenses:
 Drilling operations                                   18,936      22,524
 Depreciation and amortization                          1,097       1,113
 General and administrative                               720         653
 Employment severance                                     602           -
                                                     --------    --------
    Total costs and expenses                           21,355      24,290
                                                     --------    --------

Operating Loss                                         (1,253)     (1,946)
                                                     --------    --------

Other Income (expense):
 Interest income                                           11          30
 Interest expense                                        (262)       (346)
 Gain on sale                                              15          43
 Minority Interest                                         (2)          -
                                                     --------    --------
    Other income (expense), net                          (238)       (273)
                                                     --------    --------

Net Loss From Continuing Operations                    (1,491)     (2,219)

Discontinued Operations:
 Income (loss) from oil and gas operations                  -         (11)
 Loss from sale of oil and gas properties                   -           -
                                                     --------    --------
Income (loss) from discontinued operations                  -         (11)
                                                     --------    --------

Net Loss Before Income Taxes                           (1,491)     (2,230)

Income Taxes                                                -           -

                                                     --------    --------
Net Loss                                               (1,491)     (2,230)
Series B preferred stock
 subscription dividend requirement                       (150)          -
                                                    ---------   ---------
Net Loss Applicable to Common Stock                 $  (1,641)  $  (2,230)
                                                    =========   =========

Loss per common share
Loss from continuing operations                     $    (.04)  $    (.06)
Loss from discontinued operations                   $       -   $       -
                                                    ---------   ---------
Net loss per share                                  $    (.04)  $    (.06)
                                                    =========   =========

Average common and common equivalent shares
 outstanding                                           38,669      38,669
                                                    =========   =========


                              DI INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                           Series B
                                 Common    Preferred
                                 Stock      Stock       Additional
                                $.10 par    $1 par       Paid-in
                                 Value      Value        Capital       Deficit    Total
                                 -----    -----------  -----------     --------   -----
Balance, December 31, 1994    $  3,867            -     $46,458        $(21,184)  $29,141
Net loss (Unaudited)                 -            -           -          (2,230)   (2,230)
                              --------       ------     -------        --------   -------
Balance, March 31,1995        $  3,867            -     $46,458        $(23,414)  $26,911
                              ========       ======     =======        ========   ========

Balance, December 31, 1995    $  3,867       $4,000     $46,458        $(34,631)  $19,694

Net Loss (Unaudited)                 -            -           -          (1,491)   (1,491)
Series B Preferred Stock
 Dividend Requirement                -          150           -            (150)        -
                              --------       ------     -------        --------   -------

Balance, March 31,1996        $  3,867       $4,150     $46,458        $(36,272)  $18,203
                              ========       ======     =======        ========   =======


         See accompanying notes to consolidated financial statements.

                              DI INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Three Months Ended
                                                                   March 31,
                                                              --------------------
                                                                1996       1995
                                                              ---------  ---------
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                      $(1,491)   $(2,230)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation and amortization                                 1,097      1,113
   Gain on sale of assets                                          (15)       (16)
   Provision for doubtful accounts                                   -         45
   Net effect of changes in assets and liabilities
    related to operating accounts                                  886      3,266
   Discontinued operations                                           -        180
                                                               -------    -------
    Cash provided by operating activities                          477      2,358
                                                               -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property and equipment additions                                 (921)    (1,207)
 Proceeds from disposal of property                                 19         28
                                                               -------    -------
   Cash used in investing activities                              (902)    (1,179)
                                                               -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Debt borrowings                                                   167          -
 Debt repayments                                                  (605)    (2,348)
                                                               -------    -------
   Cash used in financing activities                              (438)    (2,348)
                                                               -------    -------

Net decrease in cash and cash equivalents                         (863)    (1,169)
Cash and cash equivalents, beginning of period                   1,859      2,141
                                                               -------    -------
Cash and cash equivalents, end of period                       $   996    $   972
                                                               =======    =======


         See accompanying notes to consolidated financial statements.

                              DI INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  GENERAL

  The accompanying unaudited consolidated financial statements have been prepared by DI Industries, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 1996, and the results of operations and cash flows for the periods indicated. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results for any other period or for the year as a whole.
These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

  Consolidated financial statement balances for 1995 have been reclassified to treat as Discontinued Operations the Company's oil and gas producing properties which were sold on August 9, 1995.

(2)  LOSS PER COMMON STOCK SHARE

  The following table presents the weighted average number of shares of common stock and common stock equivalents outstanding for the three months ended March 31, 1996 and 1995.

                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                                                              (In thousands)
     Weighted Average Shares of Common Stock Outstanding      38,669    38,669
     Stock Options (Treasury Method)                               -         -
                                                              ------  --------
                                                              38,669    38,669
                                                              ======  ========

     Stock options are not included in the computation for the three months ended March 31, 1996 and 1995 since such inclusion would be antidilutive.

(3)  ACCOUNTING FOR INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective April 1, 1993. This Statement supersedes Accounting Principles Board Opinion No. 11. Adopting SFAS No. 109 does not effect the Company's loss for the three months ended March 31, 1996, and 1995, respectively. Based on an analysis of the Company's gross deferred tax asset (taking into consideration applicable statutory carryforward periods and other limitations), the Company has determined that the recognition criteria set forth in SFAS No. 109, "Accounting For Income Taxes", are not met and, accordingly, the gross deferred tax asset is reduced fully by a valuation allowance.

     Deferred income taxes reflect the gross tax effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and (b) operating loss and tax credit carryforwards.

                              DI INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effects of the significant items comprising the Company's net deferred tax asset as of December 31, 1995 are as follows:

                                       December 31,
                                           1995
                                       ------------
                                      (In thousands)
Deferred tax asset:
  Reserves not currently deductible         $ 1,804
  Operating loss carryforwards               10,438
  Tax credit carryforwards                    2,400
                                            -------
                                             14,642
Deferred tax liability:
  Differences between book and
   tax basis of property                     (5,303)
                                            --------
                                              9,339
Valuation allowance                          (9,339)
                                            -------
Net deferred tax asset                      $     -
                                            =======

     The analysis of the likelihood of realizing the gross deferred tax asset will be reviewed and updated periodically. Any required adjustment to the valuation allowance will be made in the period in which the developments on which they are based become known.

(4)  CONTINGENT LIABILITIES

     The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition or results of operations.

(5)  EVENT SUBSEQUENT TO March 31, 1996

     On May 7, 1996 the Company entered into two separate definitive merger agreements to effect a $25 million equity infusion and deep drilling equipment acquisition transaction.

     Under the first agreement, R. T. Oliver, Inc. ("RTO") and Land Rig Acquisition Corporation ("LRAC") will merge with a new subsidiary of the Company in exchange for 39,637,378 shares of DI common stock or 31,709,902 if the LRAC and RTO shareholders exercise an option to receive up to $5 million in cash. In addition, warrants will also be issued to acquire up to 1,720,000 additional shares of DI common stock, the exercise of which is contingent upon the occurrence of certain events. These mergers will result in the acquisition of 18 inactive, deep capacity land drilling rigs which includes five 3,000 horsepower and nine 2,000 horsepower land rigs which are rated for depths of 25,000 feet or greater. The Company believes that these rigs can be brought up to operating condition within a reasonable time on an economic basis and that this group of rigs represents a significant concentration of the relatively small number of such deep drilling land rigs currently available in the market.

     Under the second agreement, a subsidiary of Somerset Drilling Associates, L.L.C. ("Somerset"), a privately-held investment limited liability company, will be merged into the Company in exchange for 39,637,378 shares of DI common stock and warrants to acquire up to 1,720,000 shares of DI common stock, the exercise of which is contingent upon the occurrence of certain events. This merger transaction will result in a $25 million equity infusion into the Company and it is anticipated that these funds will be used for combined rig fleet refurbishment, funding of the above described cash option and general corporate purposes.

                              DI INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     There are certain conditions to closing of these transactions including approval by the Company's shareholders, the effectiveness of a registration statement with the Securities and Exchange Commission covering the issuance of the shares, and the cancellation of the 1995 subscription by Norex Drilling, Ltd. ("Norex") for 4,000 shares of Series B Preferred Stock and related Series B Warrants. The $4,000,000 subscription will be repaid to Norex by the Company with the proceeds from a term loan that will be made by Norex to the Company. Somerset is currently arranging financing for its equity infusion which it expects to complete within 30 days.

                              DI INDUSTRIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the consolidated financial statements of DI Industries, Inc. ("DI" or the "Company") included elsewhere herein. All significant intercompany transactions have been eliminated.

FINANCIAL POSITION AND LIQUIDITY

     The Company had working capital of $6.2 million and $7.5 million at March 31, 1996 and December 31, 1995, respectively. The Company's current ratio (current assets to current liabilities) at March 31, 1996 and December 31, 1995, was 1.28 to 1.00 and 1.31 to 1.00, respectively. Cash and cash equivalents decreased from $1.9 million at December 31, 1995 to $1.0 million at March 31, 1996, exclusive of $1.9 million and $1.6 million of restricted cash deposits securing insurance deposits at March 31, 1996 and December 31, 1995, respectively. Long-term debt was 57.0% and 56.6% of total capital at March 31, 1996 and December 31, 1995, respectively.

     During the fourth quarter of 1995, Norex Drilling Ltd. ("Norex") subscribed to, and paid, $4,000,000 for Preferred Stock of the Company, to be issued subsequent to December 31, 1995. This stock will be in the form of 4,000 shares of authorized Series B 15% Senior Cumulative Redeemable Preferred Stock. This stock has annual dividends of 15% per annum, payable through the issuance of additional Preferred Shares for the first three years. After December 31, 1998, dividends are payable in cash, as declared by the Company's Board of Directors.

     The $10,000,000 NordlandsBanken AS term loan agreement was amended October 1, 1995 to provide for deferral of monthly principal payments of $277,777 until January 12, 1997 after which the balance of $9,444,000 will be amortized in 36 equal monthly installments commencing January 12, 1997. As of March 31, 1996, the Company was not in technical compliance with certain financial covenants in this loan agreement and is requesting waivers from the Bank.

     The Company has an overdraft facility with a bank in Argentina, which is payable on demand, bearing interest at the current market rate in Argentina and secured by two drilling rigs. The overdraft facility had an outstanding balance of approximately $188,000 and $149,000 at March 31, 1996 and December 31, 1995, respectively.

     Capital expenditures were approximately $.9 million for the three months ended March 31, 1996 compared to approximately $1.2 million for the three months ended March 31, 1995. Capital expenditures for the three months ended March 31, 1995, primarily related to the Company's foreign operations expansion.

     Cash provided by operating activities was approximately $.5 million for the three months ended March 31, 1996 as compared to cash provided by operating activities of $2.3 million for the three months ended March 31, 1995. The 1995 and 1996 quarters included changes in the accounts receivable, accounts payable, accrued liabilities, inventory and prepaids generated from international activity.

     As of the current date, management believes the Company will require additional capital to supplement cash resources available from working capital, cash flow from operations, proceeds from non-strategic asset sales, and existing credit facilities to satisfy cash requirements during the next twelve months at current operating plan levels. Capital requirements for significant new international projects would require funding from supplemental sources such as joint venture partner participation, bank project financing or other debt/equity sources; the availability of which is not assured at this time and which would be subject to negotiated terms and conditions.

     As disclosed in Note 5 to the accompanying Consolidated Financial Statements, on May 7, 1996, the Company entered into two separate definitive merger agreements to effect a $25 million cash equity infusion and deep drilling equipment acquisition transaction. There are certain conditions to closing of these transactions including approval by the Company's shareholders, the effectiveness of a registration statement with the Securities and Exchange Commission covering the issuance of the shares, and the cancellation of the 1995 subscription by Norex Drilling, Ltd. ("Norex") for 4,000 shares of Series B Preferred Stock and related Series B Warrants. The $4,000,000 subscription will be repaid to Norex by the Company with the proceeds from a term loan that will be made by Norex to the Company.

RESULTS OF OPERATIONS

     The following table highlights revenues and operating expenses, including relative percentages of revenues, for the Company's operating divisions for the three months ended March 31, 1996 and 1995.

                                                 For the Three Months
                                                    Ending March 31,
                                     --------------------------------------------------------
                                                   Percent of                      Percent of
                                       1996         Revenues          1995          Revenues
                                     -------      ----------         -------      -----------
                                                            In thousands
Revenues
- --------
Contract Drilling:
     US                              $10,429                         $ 9,832
     International
       Mexico and Central America      1,261                           2,904
       South America                   8,412                           7,004
       Export Sales and other              -                           2,604
                                     -------                         -------
       Consolidated Totals            20,102                          22,344
                                     -------                         -------


Operating Expense
- -----------------
Contract Drilling:
     US                                9,770            93.7%          9,521       96.8%
     International
       Mexico and Central America      1,144            90.7%          2,963      102.0%
       South America                   8,022            95.4%          7,285      104.0%
       Export Sales and other              -               -           2,755      105.8%
                                     -------                         -------
       Consolidated Totals            18,936                          22,524
                                     -------                         -------

Operating Margin (Loss)              $ 1,166                         $  (180)
- -----------------------              =======                         =======

Comparison of the Three Months Ended March 31, 1996 and 1995

  Consolidated revenues decreased 10% to $20.1 million for the three months ended March 31, 1996 compared to $22.3 million for the three months ended March 31, 1995. This decrease was principally due to the absence of export sales of materials to Costa Rica in 1996. Revenues from U.S. domestic drilling activities increased by $.6 million from the 1995 to 1996 quarter due to increased utilization in the Eastern Division. Revenues from the Company's South American operations increased by $1.4 million from the 1995 to 1996 quarter due to higher levels of reimbursable costs associated with the
Venezuelan operation.   Revenues from the Company's Mexico and Central American
operations decreased by $1.6 million from the 1995 to 1996 quarter due to a reduction in rig operating levels from four rigs to one rig.

  Consolidated operating expenses decreased 15.9% to $18.9 million for the three months ended March 31, 1996 compared to $22.5 million for the three months ended March 31, 1995 due primarily to the absence of export sales materials to Costa Rica in 1996. Operating expenses for U.S. domestic drilling increased $.2 million from the 1995 to 1996 quarter, principally due to increased rig activity in the Eastern Division. Operating expenses for the Company's South American operations increased $.7 million from the 1995 to 1996 quarter due primarily to higher labor costs for the Venezuela operations, which are reimbursable under the terms of the drilling contracts. Mexico and Central American operations operating expenses decreased $1.8 million from the 1995 to 1996 quarter due to a reduction in rig operating levels from four rigs to one rig.

  Depreciation and amortization decreased to $1,097,000 for the 1996 quarter compared to $1,113,000 for the 1995 quarter. This slight decrease was primarily due to the reduction in the depreciable asset base in 1996 resulting from the $5,290,000 impairment provision made in the fourth quarter, 1995 to reduce the carrying value of certain drilling rigs and equipment as provided for in Statement of Financial Accounting Standard No. 121.

  General and administrative expense increased by $67,000 from the 1995 to 1996 quarter due to increased staff requirements for the Company's expanded South American operations.

  Employment severance expense of $602,000 for the March 31, 1996 quarter represents an accrual of contractual severance costs to be paid over a two year period to the Company's former President and Chief Executive Officer.

  Interest expense decreased by $84,000 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. The decrease was due to reduced levels of outstanding debt, principally the retirement of $2.1 million of bank debt related to the Company's oil and gas properties sold in August 1995.

  The loss from discontinued operations of $11,000 for the three months ended March 31, 1995 was the result of the sale of the Company's oil and gas properties in August 1995.

INDUSTRY TRENDS

  The stabilization of working rig count that began in 1995 has continued into 1996. The weekly national count of working rigs in the United States as reported by Baker Hughes Incorporated on March 15, 1996 was 693 compared to 687 on March 17, 1995. The 693 working rigs included 592 working land rigs which are in the Company's area of competition.

  The significant decline in oil and gas prices in the mid-1980's severely depressed oil and gas exploration activities and reduced demand for the
Company's oil and gas drilling services.   Although industry conditions have
improved during 1995 and 1996, a reversal of this trend and further deterioration could have an ongoing negative effect on the Company's future operating results. The decline in drilling activity resulted in an oversupply of drilling equipment and created intense competition, particularly in the price received for contract drilling services by drilling contractors. Demand for oil and gas drilling services will continue to be dependent upon the present and anticipated sales price of oil and gas, which is subject to conditions such as consumer demand, events in the Middle East, weather and other factors that are not controlled by the Company.

  There has been an increase in the demand for oil and gas drilling services in South America. In response to this, during 1992, the Company commenced drilling activities in Argentina and expanded into Venezuela during 1994. The Company also formed a majority-owned subsidiary to perform geothermal drilling in Central America and has completed projects in Guatemala, El Salvador and is currently working on projects in Mexico. The Company will continue to market its services into selected international markets.

  Although certain consolidations have occurred within the land drilling industry, an oversupply of land drilling rigs still exists. There is a general shortage in the industry of used drill pipe, and the cost of obtaining new and used drill pipe is substantially higher than in prior periods and is currently escalating. At present, the Company does not have a critical shortage of drill pipe or other equipment but, depending on rig utilization, will need to purchase additional drill pipe for rigs in service.

  The depressed conditions in the oil and gas drilling industry also caused a substantial portion of the labor force with drilling experience to leave the industry. As a result of the continuing overcapacity in the drilling industry and the Company's practice during recent years of first laying off employees with the least amount of drilling experience, the Company has not experienced significant shortages of trained labor. However, an increase in demand for contract drilling services could cause shortages of trained employees.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  - No reports on Form 8-K were filed during the quarter ended March 31, 1996.

    (a)  Exhibit 11 - Computation of Loss per Common Stock Share.
    (b)  Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                             DI INDUSTRIES, INC.


Date:  May 15, 1996              By  Ivar Siem
                                   -------------------------
                                    Ivar Siem
                                    President and Chief Executive Officer


Date:  May 15, 1996              By  Thomas L. Easley
                                   -------------------------
                                    Thomas L. Easley
                                    Vice President & Chief Financial Officer