Form 10-Q
period 1996-06-30
DI INDUSTRIES INC
filed 1996-08-14
CIK 320186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1996

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

                                    Yes  [X]       No  [ ]

        The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at August 6, 1996, was 38,855,778.

                                  Page 1 of 18

                               DI INDUSTRIES, INC.

                                TABLE OF CONTENTS



                                                                            PAGE

PART I.           Financial Information
                  Consolidated Balance Sheets                                 3
                  Consolidated Statements of Operations                       4
                  Consolidated Statements of Stockholders' Equity             5
                  Consolidated Statements of Cash Flows                       6
                  Notes to Consolidated Financial Statements                  7
                  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      10

PART II.          Other Information                                          16

Signatures                                                                   17

                               DI INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                        June 30,         December 31,
                                                                          1996              1995
                                                                         -------           -------
                                                                       (Unaudited)
                              ASSETS
   Current assets:
      Cash and cash equivalents                                          $ 1,379           $ 1,859
      Restricted cash - insurance deposits                                 1,903             1,612
      Accounts receivable, net of allowance of $2,151
       and $1,951, respectively                                           15,910            19,423
      Rig inventory and supplies                                           3,209             2,498
      Assets held for sale                                                 2,398             2,398
      Prepaids and other current assets                                    5,487             3,806
                                                                         -------           -------
          Total current assets                                            30,286            31,596
                                                                         -------           -------

   Property and equipment:
      Land, buildings and improvements                                     3,296             3,523
      Drilling and well service equipment                                 37,184            39,039
      Furniture and fixtures                                               1,092             1,136
                                                                         -------           -------
                                                                          41,572            43,698
      Less: Accumulated depreciation and amortization                    (17,494)          (17,788)
                                                                         -------           -------
          Net property and equipment                                      24,078            25,910
                                                                         -------           -------

   Other noncurrent assets                                                   277               277
                                                                         -------           -------
                                                                         $54,641           $57,783
                                                                         =======           =======
               LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current maturities of long-term debt                               $ 3,427           $ 1,315
      Trade accounts payable                                               8,800            12,529
      Accrued workers' compensation                                        2,377             3,357
      Payroll and related employee costs                                   4,031             3,172
      Customer advances                                                      650               116
      Other accrued liabilities                                            3,350             3,604
                                                                         -------           -------
           Total current liabilities                                      22,635            24,093
                                                                         -------           -------

   Long-term debt less current maturities                                  9,362            11,146
                                                                         -------          --------
   Other long-term liabilities and minority interest                       3,294             1,950
                                                                         -------          --------
   Series A preferred stock - mandatory redeemable                           900               900
                                                                        --------         ---------
   Commitments and contingent liabilities

   Stockholders' equity:
      Series B Preferred stock, $1 par value; 10 shares authorized
          4 shares subscribed                                              4,300             4,000
      Common stock, $.10 par value; 75,000 shares authorized
        38,795 and 38,669 issued and outstanding at June 30, 1996 and
        December 31, 1995, respectively                                    3,879             3,867
      Additional paid-in capital                                          46,573            46,458
      Deficit                                                            (35,898)          (34,631)
      Cumulative translation adjustments                                    (404)              -
                                                                         -------           -------
           Total stockholders' equity                                     18,450            19,694
                                                                         -------           -------
                                                                         $54,641           $57,783
                                                                         =======           =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DI INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)

                                                                      Three Months Ended                     Six Months Ended
                                                                            JUNE 30,                               JUNE 30,
                                                                     --------------------------          --------------------------
                                                                       1996             1995               1996              1995
                                                                     --------          --------          --------          --------
Revenues:
   Contract drilling .......................................         $ 19,183          $ 23,151          $ 39,285          $ 45,497
                                                                     --------          --------          --------          --------
Costs and expenses:
   Drilling operations .....................................           19,382            22,076            38,318            44,602
   Depreciation and amortization ...........................            1,124             1,237             2,221             2,350
   General and administrative ..............................            1,075               652             1,795             1,305
   Employment severance ....................................             --                --                 602              --
                                                                     --------          --------          --------          --------
      Total costs and expenses .............................           21,581            23,965            42,936            48,257
                                                                     --------          --------          --------          --------

Operating loss .............................................           (2,398)             (814)           (3,651)           (2,760)
                                                                     --------          --------          --------          --------

Other income (expense):
   Interest income .........................................               93               122               104               152
   Interest expense ........................................             (204)             (412)             (466)             (758)
   Gain (loss) on sale of assets ...........................            2,934               (18)            2,949                25
   Minority interest .......................................               99              --                  97              --
                                                                     --------          --------          --------          --------
      Other income (expense), net ..........................            2,922              (308)            2,684              (581)
                                                                     --------          --------          --------          --------

Net income (loss) from continuing operations ...............              524            (1,122)             (967)           (3,341)

Discontinued operations:
   Income (loss) from oil and gas operations ...............             --                   7              --                  (4)
   Loss from sale of oil and gas properties ................             --                (550)             --                (550)
                                                                     --------          --------          --------          --------
Income (loss) from discontinued operations .................             --                (543)             --                (554)
                                                                     --------          --------          --------          --------

Net income (loss) before income taxes ......................              524            (1,665)             (967)           (3,895)

Income taxes ...............................................             --                --                --                --
                                                                     --------          --------          --------          --------

Net income (loss) ..........................................              524            (1,665)             (967)           (3,895)
Series B preferred stock subscription
   dividend requirement ....................................             (150)             --                (300)             --
                                                                     --------          --------          --------          --------
Net income (loss) applicable to common stock ...............         $    374          $ (1,665)         $ (1,267)         $ (3,895)
                                                                     ========          ========          ========          ========

Income (loss) per common share:
   Income (loss) from continuing operations ................         $    .01          $   (.03)         $   (.03)         $   (.09)
   Loss from discontinued operations .......................             --                (.01)             --                (.01)
                                                                     --------          --------          --------          --------
Net income (loss) per share ................................         $    .01          $   (.04)         $   (.03)         $   (.10)
                                                                     ========          ========          ========          ========

Weighted average common and common
   equivalent shares outstanding ...........................           38,694            38,669            38,682            38,669
                                                                     ========          ========          ========          ========

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DI INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                   SERIES B
                                                    COMMON     PREFERRED
                                                     STOCK       STOCK       ADDITIONAL                    CUMULATIVE
                                                   $.10 PAR      $1 PAR        PAID-IN                    TRANSLATION
                                                     VALUE        VALUE        CAPITAL       DEFICIT       ADJUSTMENTS      TOTAL
                                                   --------      --------      --------      --------       --------       --------
Balance, December 31, 1994 ..................      $  3,867          --        $ 46,458      $(21,184)          --         $ 29,141
  Net loss ..................................          --            --            --          (3,895)          --           (3,895)
                                                   --------      --------      --------      --------       --------       --------
Balance, June 30, 1995 ......................      $  3,867          --        $ 46,458      $(25,079)          --         $ 25,246
                                                   ========      ========      ========      ========       ========       ========
Balance, December 31, 1995 ..................      $  3,867      $  4,000      $ 46,458      $(34,631)          --         $ 19,694
  Exercise of stock options .................            12          --             115          --                             127
  Net loss ..................................          --            --            --            (967)                         (967)
  Series B Preferred Stock dividend
    requirement .............................          --             300          --            (300)          --
  Translation of foreign operations .........          --            --            --            --         $   (404)          (404)
                                                   --------      --------      --------      --------       --------       --------
Balance, June 30, 1996 ......................      $  3,879      $  4,300      $ 46,573      $(35,898)      $   (404)      $ 18,450
                                                   ========      ========      ========      ========       ========       ========

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DI INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                         Six Months Ended JUNE 30,
                                                                                                      -----------------------------
                                                                                                       1996                   1995
                                                                                                      -------               -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................................................              $  (967)              $(3,895)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization ......................................................                2,221                 2,350
    Gain on sale of assets .............................................................               (2,949)                 (261)
    Provision for doubtful accounts ....................................................                  200                    96
    Net effect of changes in assets and liabilities
      related to operating accounts ....................................................               (1,705)                3,382
    Discontinued operations ............................................................                 --                   2,592
                                                                                                      -------               -------
      Cash provided by (used in) operating activities ..................................               (3,200)                4,264
                                                                                                      -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions .....................................................               (1,954)               (2,571)
  Proceeds from sale of property and equipment .........................................                4,363                   542
                                                                                                      -------               -------
    Cash provided by (used in) investing activities ....................................                2,409                (2,029)
                                                                                                      -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt borrowings ......................................................................                1,703                 1,524
  Debt repayments ......................................................................               (1,375)               (2,859)
  Exercise of stock options ............................................................                  127                  --
                                                                                                      -------               -------
    Cash provided by (used in) financing activities ....................................                  455                (1,335)
                                                                                                      -------               -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ................................................                 (144)                 --

Net increase (decrease) in cash and cash equivalents ...................................                 (480)                  900
Cash and cash equivalents, beginning of period .........................................                1,859                 1,628
                                                                                                      -------               -------
Cash and cash equivalents, end of period ...............................................              $ 1,379               $ 2,528
                                                                                                      =======               =======

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DI INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)     GENERAL

        The accompanying unaudited consolidated financial statements have been prepared by DI Industries, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission and they include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 1996, and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results for any other period or for the year as a whole. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.

(2)     INCOME (LOSS) PER COMMON STOCK SHARE

        The following table presents the weighted average number of shares of common stock and common stock equivalents outstanding for the three and six months ended June 30, 1996 and 1995.

                                           Three Months Ended   Six Months Ended
                                                JUNE 30,             JUNE 30,
                                            ----------------    ----------------
                                             1996      1995      1996      1995
                                            ------    ------    ------    ------
                                             (In thousands)      (In thousands)

Weighted Average Shares of
  Common Stock Outstanding .............    38,694    38,669    38,682    38,669
Stock Options (Treasury Method) ........      --        --        --        --
                                            ------    ------    ------    ------
                                            38,694    38,669    38,682    38,669
                                            ======    ======    ======    ======

        Stock options are not included in the computation for the three and six months ended June 30, 1996 and 1995 since such inclusion would be antidilutive or not significant to the computation.

(3)     ACCOUNTING FOR INCOME TAXES

        The Company and its subsidiaries file a consolidated federal income tax return. The Company records current income taxes based on its estimated actual tax liability or benefit for the period.

        The Company accounts for income taxes based upon Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Based on an analysis of the Company's gross deferred tax asset (taking into consideration applicable statutory carryforward periods and other limitations), the Company has determined that the recognition criteria set forth in SFAS No. 109, are not met and, accordingly, the gross deferred tax asset is reduced fully by a valuation allowance.

        Deferred income taxes reflect the gross tax effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax reporting purposes, and (b) operating loss and tax credit carryforwards.

                               DI INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        The tax effects of the significant items comprising the Company's net deferred tax asset as of December 31, 1995 are as follows:


                                                       December 31,
                                                          1995
                                                     --------------
                                                     (In thousands)
Deferred tax asset:
    Reserves not currently deductible                    $ 1,804
    Operating loss carryforwards                          10,438
    Tax credit carryforwards                               2,400
                                                         -------
                                                          14,642
Deferred tax liability:
    Differences between book and tax basis of property    (5,303)
                                                           9,339
Valuation allowance                                       (9,339)
                                                         -------
Net deferred tax asset                                   $  --
                                                         =======


        The analysis of the likelihood of realizing the gross deferred tax asset will be reviewed and updated periodically. Any required adjustment to the valuation allowance will be made in the period in which the developments on which they are based become known.

(4)     COMMITMENTS AND CONTINGENT LIABILITIES

        The Company leases certain office space under noncancellable lease agreements accounted for as operating leases. At December 31, 1995, lease commitments under noncancellable operating leases with an initial term of more than one year are $96,000 for the year ended December 31, 1996.

        The Company is proceeding against Charlestown Industries, Inc. (a 50% "Partner"), who was a co-defendant along with the Company in the joint venture to recover their respective portion ($1,800,000) of the OFS 1987, Mid-Year et al v DI Exploration Lawsuit. A judgment has been rendered in favor of the Company against the Partner in the state of Oklahoma. The future recovery of the amount, and term of recovery, is uncertain and no credit has been recorded as of June 30, 1996. Charlestown Industries filed for protection with the US Bankruptcy Act and the Company's claim is scheduled to be ruled on by the Court in the third quarter of 1996.

        The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition or results of operations.

        Substantially all of the Company's contract drilling activities are conducted with independent oil and gas companies in the United States or with national utility or national petroleum companies in Mexico and South America. Historically, the Company has not required collateral or other security to support the related receivables from such customers. However, the Company has required certain customers to deposit funds in escrow prior to the commencement of drilling. Actions typically taken by the Company in the event of nonpayment include filing a mechanic's lien on the customer's producing properties and filing suit against the customer.

        If certain of the Company's Argentina rigs remain unutilized throughout the remainder of 1996, the Company will be subject to a permanent import fee of approximately $1.0 million. This liability has not been recorded as of June 30, 1996. At this time, management believes the book value of its Argentina operations is realizable.

                               DI INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(5)     EVENTS SUBSEQUENT TO DECEMBER 31, 1995

        On May 7, 1996 the Company entered into two separate definitive merger agreements to effect a $25 million equity infusion and deep drilling equipment acquisition transaction.

        Under the first agreement, R. T. Oliver, Inc. ("RTO") and Land Rig Acquisition Corporation ("LRAC") will merge with a new subsidiary of the Company in exchange for 39,535,578 shares of DI common stock or 31,628,462 shares if the LRAC and RTO shareholders exercise an option to receive up to $5 million in cash. In addition, warrants will also be issued to acquire up to 1,720,000 additional shares of DI common stock, the exercise of which is contingent upon the occurrence of certain events. These mergers will result in the acquisition of 18 inactive, deep capacity land drilling rigs which includes five 3,000 horsepower and nine 2,000 horsepower land rigs which are rated for depths of 25,000 feet or greater. The Company believes that these rigs can be brought up to operating condition within a reasonable time on an economic basis and that this group of rigs represents a significant concentration of the relatively small number of such deep drilling land rigs currently available in the market.

        Under the second agreement, a subsidiary of Somerset Drilling Associates, L.L.C. ("Somerset"), a privately-held investment limited liability company, will be merged into the Company in exchange for 39,535,578 shares of DI common stock and warrants to acquire up to 1,720,000 shares of DI common stock, the exercise of which is contingent upon the occurrence of certain events. This merger transaction will result in a $25 million equity infusion into the Company and it is anticipated that these funds will be used for combined rig fleet refurbishment, funding of the above described cash option and general corporate purposes.

           There are certain conditions to closing of these transactions including approval by the Company's shareholders, the effectiveness of a registration statement with the Securities and Exchange Commission covering the issuance of the shares, and the cancellation of the 1995 subscription by Norex Drilling, Ltd. ("Norex") for 4,000 shares of Series B Preferred Stock and related Series B Warrants. The $4,000,000 subscription plus accrued dividends will be repaid to Norex by the Company with the proceeds from a term loan that will be made by Norex to the Company. Somerset has arranged financing for its equity infusion.

        A definitive proxy statement has been mailed to Shareholders of record as of July 15, 1996. The Company expects a vote on the mergers at its shareholders' meeting scheduled for August 27, 1996. These proposed mergers will result in an ownership change in the Company as defined by Section 382 of the Internal Revenue Code which will limit the ultimate utilization of the Company's net operating loss carryforward.

        On June 10, 1996, Norex Drilling, Ltd. advanced $1,000,000 to the Company pursuant to a Promissory Note (the "Note") and Commercial Security Agreement as provided for in the mergers noted above. The Note bears interest at 12% per annum and will mature on October 31, 1996 or the Closing Date of the proposed mergers, whichever occurs first. The Company's domestic accounts receivable are pledged under the security agreement. The Company repaid this loan, plus accrued interest, in early July 1996 with the proceeds from the sale of the assets noted below.

        On June 24, 1996, the Company closed a transaction whereby it sold all of the operational assets of Western Oil Well Service Co. ("Western"), a wholly-owned subsidiary of the Company, for $3.95 million in cash. Western provided oil and gas well workover services principally in Montana, Utah and North Dakota. Pursuant to the sale, the buyer assumed all of Western's existing leases, primarily for vehicles, which totalled $251,000 at closing. The Company recorded again of $2.8 million in the second quarter of 1996 as a result of the sale.

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

        In early 1996, the Company began implementing a new strategy which involves significant changes to the Company's organization, focusing the Company's activities on higher margin markets and altering the Company's corporate structure to provide a more efficient operating structure. The proposed mergers (See Note 5 to "Notes to Consolidated Financial Statements") represent a significant step in accomplishing the Company's new strategy in that the 18 ultra deep drilling rigs and the capital to refurbish them will enable the Company to focus on higher margin markets where drilling projects are of a longer duration than the Company's current markets.

        On April 9, 1996, the employment of the Company's chief executive officer was terminated, signaling the beginning of significant organizational changes to accomplish the new strategy. The Company is currently searching for a new chief executive officer. Other significant personnel and organizational changes have been made and additional changes will be made in the near future. At the beginning of 1996, the Company's corporate structure consisted of 15 legal entities. Four of these entities have been eliminated to date this year and the Company plans to continue to review and hopefully further streamline its corporate structure.

FINANCIAL POSITION AND LIQUIDITY

        The following is a discussion of some key items of financial position as of June 30, 1996 compared to December 31, 1995. The Company had working capital of $7.7 million and $7.5 million at June 30, 1996 and December 31, 1995, respectively. The Company's current ratio (current assets to current liabilities) at June 30, 1996 and December 31, 1995, was 1.34 to 1.00 and 1.31 to 1.00, respectively. Cash and cash equivalents decreased from $1.9 million at December 31, 1995 to $1.4 million at June 30, 1996 exclusive of restricted cash deposits.

        On June 10, 1996, Norex advanced $1.0 million to the Company pursuant to a Promissory Note and Commercial Security Agreement as a condition to the merger agreements as discussed in Note 5 to the "Notes to the Consolidated Financial Statements". In early July 1996, the Company repaid this loan plus accrued interest with the sales proceeds noted below.

        On June 24, 1996, the Company closed a transaction whereby it sold all of the operational assets of Western Oil Well Service Co. ("Western"), a wholly owned subsidiary of the Company, for $3.95 million in cash. Western provided oil and gas well workover service principally in Montana, Utah and North Dakota. Pursuant to the sales agreement, the buyer assumed all of Western's existing capital leases, primarily for vehicles, which totaled $251,000 at closing. The Company recorded a gain on this sale of $2.8 million in the second quarter of 1996. The proceeds from the sale of Western were used by the Company to repay the advance from Norex, reduce accounts payable and bolster the Company's cash position.

        The following items, along with the items mentioned above, effect the Company's liquidity. During the fourth quarter of 1995, Norex subscribed to, and paid, $4,000,000 for Preferred Stock of the Company, to be issued subsequent to December 31, 1995. This stock will be in the form of 4,000 shares of authorized Series B 15% Senior Cumulative Redeemable Preferred Stock. This stock has annual dividends of 15% per annum, payable through the issuance of additional Preferred Shares for the first three years. After December 31, 1998, dividends are payable in cash, as declared by the Company's Board of Directors. The outstanding balance for this series of Preferred Stock at June 30, 1996 was $4.3 million inclusive of the 15% dividend requirement. This subscription of Preferred Stock is expected to be cancelled in connection with the proposed mergers (see Note 5 to "Notes to Consolidated Financial Statements).

        The $10,000,000 NordlandsBanken AS term loan agreement was amended October 1, 1995 to provide for deferral of monthly principal payments of $277,777 until January 12, 1997 after which the balance of $9,444,000 will be amortized in 36 equal monthly installments commencing January 12, 1997. As of June 30, 1996, the Company was in compliance with all financial covenants in this loan agreement. At March 31, 1996 the Company received a waiver from the bank regarding compliance with one financial covenant.

        The Company has an overdraft facility with a bank in Argentina, which is payable on demand, bearing interest at the current market rate in Argentina and secured by two drilling rigs. The overdraft facility had an outstanding balance of approximately $186,000 and $149,000 at June 30, 1996 and December 31, 1995, respectively.

        Capital expenditures were approximately $2.0 million for the six months ended June 30, 1996 compared to approximately $2.6 million for the six months ended June 30, 1995. Capital expenditures for the six months ended June 30, 1995 primarily related to the Company's foreign operations expansion.

        As of the current date, management believes the Company will require additional capital to supplement cash resources available from working capital, cash flow from operations, proceeds from non-strategic asset sales, and existing credit facilities to satisfy cash requirements during the next twelve months at current operating plan levels. Capital requirements for significant new projects would require funding from supplemental sources such as joint venture partner participation, bank project financing or other debt/equity sources; the availability of which is not assured at this time and which would be subject to negotiated terms and conditions. As a response to the capital need, as disclosed in Note 5 in the accompanying "Notes to Consolidated Financial Statements", on May 7, 1996, the Company entered into two separate definitive merger agreements to effect a $25 million cash equity infusion and deep drilling equipment acquisition transaction. If these mergers are completed, the Company's financial and liquidity position will be greatly enhanced and the Company will be one of the largest land based drilling contractors in the United States. There are certain conditions to closing of these transactions including approval by the Company's shareholders, the effectiveness of a registration statement with the Securities and Exchange Commission covering the issuance of the shares, and the cancellation of the 1995 subscription by Norex for 4,000 shares of Series B Preferred Stock plus accrued dividends and related Series B Warrants. The $4,000,000 subscription plus accrued dividends will be repaid to Norex by the Company with the proceeds from a term loan that will be made by Norex to the Company. In conjunction with the proposed mergers and the restructuring of the Company, the Company anticipates incurring some one-time expenses. While the Company has not yet quantified these future charges, it plans to do so during the third quarter of 1996 and report them as a one-time restructuring charge.

        The Company has no derivative contracts related to its foreign currency exposure in the countries in which it operates. However, the Company generally structures its foreign operations and related drilling contracts in such a manner as to minimize any potential foreign currency exchange restrictions and any exposure to foreign currency fluctuations. The Company believes that its foreign currency exposure, if any, is not significant.

        Due to the past poor performance in Argentina and the recent expiration of certain contracts in that country, the Company is exploring various alternatives to enhance its future performance. The Company is exploring possible mergers, joint ventures, or the possible sale of some or all of the assets. If certain of the Company's Argentine rigs remain unutilized throughout the remainder of 1996, the Company will be subject to a permanent import fee of approximately $1.0 million. This liability has not been recorded as of June 30, 1996. At this time, management believes the book value of its Argentine operations are realizable.

        The Company has not paid any cash dividends on the Company's Common Stock and does not anticipate paying dividends on the Common Stock at any time in the foreseeable future. Furthermore, the Nordlandsbanken Loan Agreement prohibits the payment of dividends without their consent.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

        The following tables highlight days worked, revenues and operating expenses, for the Company's domestic and foreign operations for the three months ended June 30, 1996 and 1995.

                                             FOR THE THREE MONTHS ENDED JUNE 30, 1996
                                        ------------------------------------------------
                                                    MEXICO AND
                                         UNITED      CENTRAL        SOUTH
                                         STATES      AMERICA       AMERICA       TOTAL
                                        --------    ---------     ---------    ---------
    Rig days worked                        1,574           91           924        2,589

    Average revenue per day             $  7,550    $  11,099     $   6,807    $   7,409

    Drilling revenue (In thousands)       11,883        1,010         6,290       19,183

    Operating expenses (In thousands)     12,099        1,589         5,694       19,382
                                        --------    ---------     ---------    ---------

    Gross profit (loss) (In thousands)  $   (216)   $    (579)    $     596    $    (199)
                                        =========   ==========    =========    =========

                                        FOR THE THREE MONTHS ENDED JUNE 30, 1995
                                        ----------------------------------------
                                                   MEXICO AND
                                           UNITED    CENTRAL   SOUTH
                                           STATES    AMERICA   AMERICA    TOTAL
                                          --------  ---------  -------   -------
Rig days worked .......................     1,312       315     1,210      2,837

Average revenue per day ...............   $ 8,264   $15,210   $ 6,213    $ 8,160

Drilling revenue (In thousands) .......    10,842     4,791     7,518     23,151

Operating expenses (In thousands) .....     9,985     3,261     8,830     22,076
                                          -------   -------   -------    -------

Gross profit (loss) (In thousands) ....   $   857   $ 1,530   $(1,312)   $ 1,075
                                          =======   =======   =======    =======


    Consolidated revenues decreased approximately $4.0 million (17%) to $19.2 million for the three months ended June 30, 1996 compared to $23.2 million for the three months ended June 30, 1995. Revenues from U.S. domestic drilling activities increased by $1.0 million from the 1995 to 1996 quarter due to increased utilization. The Company rigs worked 262 more days in the second quarter of 1996 compared with the corresponding quarter of 1995, however, this increase in days worked was offset by a 9% decline in the average daily rate received by the Company. The average daily rates were higher in 1995 due to a turnkey contract in place at that time. Revenues from the Company's South American operations decreased by $1.2 million from the 1995 to 1996 second quarter due to a decrease of 286 days worked in the second quarter of 1996. However, this decrease was offset by an approximate 10% increase in the average revenue received per day. Revenues from the Company's Mexico and Central American operations decreased by $3.8 million from the 1995 to 1996 second quarter due to a reduction in rig operating levels from four rigs to one rig and a decrease in the reimbursable costs associated with the Mexican operations.

    Consolidated operating expenses decreased 12% to $19.4 million for the three months ended June 30, 1996 compared to $22.1 million for the three months ended June 30, 1995 due primarily to a 9% decrease in days worked in the second quarter of 1996. Operating expenses for U.S. domestic drilling increased $2.1 million from the second quarter of 1995 to the same period of 1996, principally due to the increase in the days worked. Operating expenses for the Company's South American operations decreased $3.1 million from the 1995 to 1996 second quarter due to the 24% decrease in the days worked in the second quarter of 1996 compared with the corresponding quarter of 1995. Mexico and Central American operating expenses decreased $1.7 million from the 1995 to 1996 second quarter due to a reduction in rig operating levels from four rigs to one rig.

    Depreciation and amortization decreased to $1.1 million for the second quarter of 1996 compared with $1.2 million for the 1995 quarter. This slight decrease was primarily due to the reduction in the depreciable asset base in 1996 resulting from the $5.3 million impairment provision made in the fourth quarter of 1995 to reduce the carrying value of certain drilling rigs and equipment as provided for in Statement of Financial Accounting Standards No. 121.

    General and administrative expenses increased by $423,000 for the second quarter of 1996 compared with the second quarter of 1995 due to increased payroll costs added in late 1995 and early 1996 and related travel expenditures for the Company's expanded South American operations. In addition, bad debt expense of $200,000 was recognized in the second quarter of 1996.

    Interest expense decreased by $208,000 for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. The decrease was due to reduced levels of outstanding debt, principally the retirement of $2.1 million of bank debt related to the Company's oil and gas properties sold in August 1995 and lower outstanding levels on the overdraft facility in Argentina.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

    The following tables highlight days worked, revenues and operating expenses for the Company's domestic and foreign operations for the six months ended June 30, 1996 and 1995.


                                       FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                      ------------------------------------------
                                                MEXICO AND
                                       UNITED    CENTRAL      SOUTH
                                       STATES    AMERICA     AMERICA      TOTAL
                                      --------   --------    --------   --------
Rig days worked ...................      2,927        182       2,158      5,267

Average revenue per day ...........   $  7,623   $ 12,478    $  6,813   $  7,459

Drilling revenue (In thousands) ...     22,312      2,271      14,702     39,285

Operating expenses (In thousands) .     21,869      2,733      13,716     38,318
                                      --------   --------    --------   --------

Gross profit (loss) (In thousands)    $    443   $   (462)   $    986   $    967
                                      ========   ========    ========   ========

                                       FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                      ------------------------------------------
                                                MEXICO AND
                                       UNITED    CENTRAL      SOUTH
                                       STATES    AMERICA     AMERICA      TOTAL
                                      --------   --------    --------   --------
Rig days worked ....................     2,639        666      2,409       5,714

Average revenue per day ............  $  7,835   $ 11,554   $  6,028    $  7,507

Drilling revenue (In thousands) ....    20,676      7,695     14,522      42,893

Export sales (In thousands) ........                                       2,604

Operating expenses (In thousands) ..    19,776      6,224     15,998      41,998

Export sales expenses
(In thousands) .....................      --         --         --         2,604
                                      --------   --------    --------   --------
Gross profit (loss)
(In thousands) .....................  $    900   $  1,471   $ (1,476)   $    895
                                      ========   ========    ========   ========



    Consolidated revenues decreased by $6.2 million (14%) to $39.3 million for the six months ended June 30, 1996 compared to $45.5 million for the six months ended June 30, 1995. This decrease was mainly due to i) a decrease in revenue from Mexico where four rigs were operating in 1995 and only one was operating during the 1996 period and ii) one-time export sales of $2.6 million during the first half of 1995. Revenues from U.S. drilling activities increased by $1.6 million due to an increase in days worked of 288 offset by a slight decrease in the average daily rate of 3%. Revenues from Mexican operations decreased to $2.3 million for the 1996 period from $7.7 million for the corresponding period of 1995. As mentioned above, there was only one rig operating in 1996 compared with four rigs operating during the same period of 1995. South American revenues increased by only 1% between the corresponding periods, however, the average daily drilling rate increased by 13% which was then offset by a decrease in days worked of 10%.

    Consolidated operating expenses decreased by 14% to $38.3 million for the first half of 1996 compared with $44.6 million for the first half of 1995. The main reason for the decrease is the 8% decrease in days worked in the first half of 1996 compared to the first half of 1995 and the one-time cost of export sales of $2.6 million in 1995. Operating expenses for domestic operations increased by $2.1 million for the 1996 period compared to the 1995 period mainly due to the increase in days worked mentioned above as well as an increase in repair expense in 1996. Operating expenses for the Mexican operations decreased by $3.5 million due to decrease to one rig operating in 1996 as compared to four operating in 1995 (182 operating days in 1996 compared to 666 in 1995). The decrease in South American operating expenses of $2.3 million is principally due to the 251 day decrease in days worked when comparing the first half of 1996 to the first half of 1995.

    Depreciation and amortization decreased to $2.2 million for the 1996 six month period compared to $2.4 million for the 1995 six month period. This slight decrease was primarily due to the reduction in the depreciable asset base in 1996 resulting from the $5.3 million impairment provision made in the fourth quarter of 1995 to reduce the carrying value of certain drilling rigs and equipment as provided for in Statement of Financial Accounting Standards No. 121.

    General and administrative expenses increased by $490,000 from the 1995 to 1996 six month period due to increased payroll costs and related travel expenditures for the Company's expanded South American operations. In addition, bad debt expense of $200,000 was recognized in the first half of 1996.

    Employment severance expense of $602,000 for the six months ended June 30, 1996 represents an accrual of contractual severance costs to be paid over a two year period to the former chief executive officer of the Company.

    Interest expense decreased by $292,000 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. The decrease was due to reduced levels of outstanding debt, principally the retirement of $2.1 million of bank debt related to the Company's oil and gas properties sold in August 1995 and lower outstanding levels on the overdraft facility in Argentina.

INDUSTRY TRENDS

    The stabilization of working rig count that began in 1995 has continued into 1996. The weekly national count of working land rigs in the United States as reported by Baker Hughes Incorporated on July 26, 1996 was 671 compared to 643 on July 28, 1995.

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

    Although certain consolidations have occurred within the land drilling industry, an oversupply of land drilling rigs still exists. There is a general shortage in the industry of used drill pipe, and the cost of obtaining new and used drill pipe is substantially higher than in prior periods and is currently escalating. At present, the Company does not have a critical shortage of drill pipe or other equipment but, depending on rig utilization, will need to purchase additional drill pipe for rigs in service. In response to this shortage, the Company has formed an alliance with a drill pipe manufacturer to ensure a steady supply of new drill pipe to outfit the 18 rigs that will be acquired through the mergers mentioned above and for its existing rig fleet.

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

PART II.  OTHER INFORMATION


ITEM 1.                               LEGAL PROCEEDINGS

                                      Note 4 of the "Notes to Consolidated
                                      Financial Statements" is incorporated
                                      herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     - A Current Report on Form 8-K (Item 2), dated June 24, 1996, was filed with the Securities and Exchange Commission on July 8, 1996. This Current Report reported the sale of all the operating assets of a wholly owned subsidiary of the Company.

     (a)  Exhibit 11 - Computation of Loss per Common Stock Share.

     (b)  Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                                DI INDUSTRIES, INC.


Date:  August 13, 1996                     By  /S/ IVAR SIEM
                                                   Ivar Siem,
                                           Chairman of the Board,
                                           President and Chief Executive Officer


Date:  August 13, 1996                     By  /S/ DAVID W. WEHLMANN
                                                    David W. Wehlmann
                                           Vice President & Controller