Form 10-Q
period 1996-09-30
DI INDUSTRIES INC
filed 1996-11-14
CIK 320186

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996  Commission File Number 1-8226

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

                                 Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at November 11, 1996, was 123,230,734.

================================================================================

                               DI INDUSTRIES, INC.
                          QUARTERLY REPORT IN FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.    Financial Information
           Item 1.    Financial Statements
                      Consolidated Balance Sheets                             3
                      Consolidated Statements of Operations                   4
                      Consolidated Statements of Stockholders' Equity         5
                      Consolidated Statements of Cash Flows                   6
                      Notes to Consolidated Financial Statements              7
           Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                  11

PART II.   Other Information
           Item 1.    Legal Proceedings                                      19
           Item 2.    Changes in Securities                                  19
           Item 4.    Submission of Matters to a Vote of Security Holders    20
           Item 5.    Other Information                                      20
           Item 6.    Exhibits and Reports in Form 8-K                       21


           Signatures                                                        22

                               DI INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  September 30,   December 31,
                                                                     1996            1995
                                                                   ---------       --------
                                                                   (Unaudited)
                      ASSETS
Current assets:
   Cash and cash equivalents ...................................   $  24,081       $  1,859
   Restricted cash - insurance deposits ........................       1,000          1,612
   Accounts receivable, net of allowance of $2,099
     and $1,951, respectively ..................................      16,936         19,423
   Rig inventory and supplies ..................................       2,435          2,498
   Assets held for sale ........................................       2,299          2,398
   Prepaids and other current assets ...........................       4,840          3,806
                                                                   ---------       --------
           Total current assets ................................      51,591         31,596
                                                                   ---------       --------

Property and equipment:
   Land, buildings and improvements ............................       3,296          3,523
   Drilling and well service equipment .........................      65,958         39,039
   Furniture and fixtures ......................................       1,118          1,136
                                                                   ---------       --------
                                                                      70,372         43,698
   Less: Accumulated depreciation and amortization .............     (17,735)       (17,788)
                                                                   ---------       --------
       Net property and equipment ..............................      52,637         25,910
                                                                   ---------       --------
Other non current assets .......................................         277            277
                                                                   ---------       --------
                                                                   $ 104,505       $ 57,783
                                                                   =========       ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ........................   $   6,942       $  1,315
   Trade accounts payable ......................................       9,460         12,529
   Accrued workers' compensation ...............................       3,150          3,357
   Payroll and related employee costs ..........................       2,858          3,172
   Customer advances ...........................................         623            116
   Other accrued liabilities ...................................       3,404          3,604
                                                                   ---------       --------
        Total current liabilities ..............................      26,437         24,093

Long-term debt less current maturities .........................       8,663         11,146
                                                                   ---------       --------
Other long-term liabilities and minority interest ..............       4,157          1,950
                                                                   ---------       --------
Series A Preferred stock - mandatory redeemable ................         764            900
                                                                   ---------       --------
Commitments and contingent liabilities

Stockholders' equity:
   Series B Preferred stock, $1 par value; 10 shares authorized;
       4 shares subscribed .....................................        --            4,000
   Common stock, $.10 par value; 300,000 shares authorized
       117,730 and 38,669 issued and outstanding at
       September 30, 1996 and December 31, 1995, respectively ..      11,772          3,867
   Additional paid-in capital ..................................      88,306         46,458
   Deficit .....................................................     (35,190)       (34,631)
   Cumulative translation adjustments ..........................        (404)          --
                                                                   ---------       --------
            Total stockholders' equity .........................      64,484         19,694
                                                                   ---------       --------
                                                                   $ 104,505       $ 57,783
                                                                   =========       ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DI INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                               --------------------    --------------------
                                                 1996        1995        1996        1995
                                               --------    --------    --------    --------
Revenues:
   Contract drilling .......................   $ 22,031    $ 27,106    $ 61,316    $ 72,603
                                               --------    --------    --------    --------

Costs and expenses:
   Drilling operations .....................     18,887      26,658      57,205      71,260
   Depreciation and amortization ...........      1,159       1,254       3,380       3,604
   General and administrative ..............        877         759       2,672       2,064
   Employment severance ....................       --          --           602        --
                                               --------    --------    --------    --------
         Total costs and expenses ..........     20,923      28,671      63,859      76,928
                                               --------    --------    --------    --------

Operating income (loss) ....................      1,108      (1,565)     (2,543)     (4,325)
                                               --------    --------    --------    --------

Other income (expense):
   Gain on currency exchange ...............       --           521        --           521
   Interest income .........................         45          77         149         229
   Interest expense ........................       (322)       (392)       (788)     (1,150)
   Gain (loss) on sale of assets ...........         23         164       2,972         424
   Minority interest .......................        (46)        (39)         51        (274)
                                               --------    --------    --------    --------
      Other income (expense), net ..........       (300)        331       2,384        (250)
                                               --------    --------    --------    --------

Net income (loss) from continuing operations        808      (1,234)       (159)     (4,575)

Discontinued operations:
   Income (loss) from oil and gas operations       --          --          --            (4)
   Loss from sale of oil and gas properties        --          (116)       --          (666)
                                               --------    --------    --------    --------
Income (loss) from discontinued operations .       --          (116)       --          (670)
                                               --------    --------    --------    --------

Net income (loss) before income taxes ......        808      (1,350)       (159)     (5,245)
                                               --------    --------    --------    --------

Income taxes ...............................       --          --          --          --
                                               --------    --------    --------    --------

Net income (loss) ..........................        808      (1,350)       (159)     (5,245)
Series B Preferred stock subscription
   dividend requirement ....................       (100)       --          (400)       --
                                               --------    --------    --------    --------
Net income (loss) applicable to common stock   $    708    $ (1,350)   $   (559)   $ (5,245)
                                               --------    --------    --------    --------

Income (loss) per common share:
   Income (loss) from continuing operations    $    .01    $   (.03)   $   (.01)   $   (.12)
   Loss from discontinued operations .......       --          --          --          (.02)
                                               --------    --------    --------    --------

Net income (loss) per share ................   $    .01    $   (.03)   $   (.01)   $   (.14)
                                               ========    ========    ========    ========

Weighted average common and common
   equivalent shares outstanding ...........     68,853      38,669      48,812      38,669
                                               ========    ========    ========    ========

              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DI INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                                  Series B
                                                      Common      Preferred
                                                       Stock        Stock       Additional                    Cumulative
                                                     $.10 par      $1 par         Paid-in                    Translation
                                                       VALUE        VALUE         CAPITAL        DEFICIT     ADJUSTMENTS    TOTAL
                                                      -------      -------       --------       --------       --------    --------
Balance, December 31, 1994 .....................      $ 3,867         --         $ 46,458       $(21,184)          --      $ 29,141

    Net loss ...................................         --           --             --           (5,245)          --        (5,245)
                                                      -------      -------       --------       --------       --------    --------

Balance, September 30, 1995 ....................      $ 3,867         --         $ 46,458       $(26,429)          --      $ 23,896
                                                      =======      =======       ========       ========       ========    ========

Balance, December 31, 1995 .....................      $ 3,867      $ 4,000       $ 46,458       $(34,631)          --      $ 19,694

    Issuance of shares in merger
         transactions ..........................        7,885         --           41,673           --             --        49,558

    Exercise of stock options ..................           20         --              188           --             --           208

    Redemption of Series A
        Preferred Stock ........................         --           --              (13)          --             --           (13)

    Net loss ...................................         --           --             --             (159)          --          (159)

    Series B Preferred Stock dividend
        requirement ............................         --            400           --             (400)          --          --

    Recision of Series B Preferred
        Stock Subscription .....................         --         (4,400)          --             --             --        (4,400)

    Translation of foreign operations ..........         --           --             --             --         $   (404)   $   (404)
                                                      -------      -------       --------       --------       --------    --------

Balance, September 30, 1996 ....................      $11,772         --         $ 88,306       $(35,190)      $   (404)   $ 64,484
                                                      =======      =======       ========       ========       ========    ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DI INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                        -------------------
                                                          1996       1995
                                                        --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................   $   (159)   $(5,245)
    Adjustments to reconcile net loss to net
      cash provided by
      (used in) operating activities:
      Depreciation and amortization .................      3,380      3,604
      Gain on sale of assets ........................     (2,972)      (424)
      Provision for doubtful accounts ...............        200        255
      Net effect of changes in assets and liabilities
        related to operating accounts ...............        691      6,551
      Discontinued operations .......................       --        3,158
                                                        --------    -------
        Cash provided by (used in)
          operating activities ......................      1,140      7,899

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions ..................    (31,532)    (4,487)
  Proceeds from sale of property and equipment ......      4,397        825
                                                        --------    -------
    Cash provided by (used in) investing activities .    (27,135)    (3,662)
                                                        --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common Stock ..........................     49,558       --
  Recision of Series B Preferred
    stock subscriptions .............................     (4,400)      --
  Redemption of Series A Preferred Stock ............       (149)      --
  Debt borrowings ...................................      5,869      2,142
  Debt repayments ...................................     (2,725)    (3,369)
  Exercise of stock options .........................        208       --
                                                        --------    -------
   Cash provided by (used in) financing activities ..     48,361     (1,227)
                                                        --------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .............       (144)      --

Net increase (decrease) in cash and cash equivalents      22,222      3,010
Cash and cash equivalents, beginning of period ......      1,859      1,628
                                                        --------    -------

Cash and cash equivalents, end of period ............   $ 24,081    $ 4,638
                                                        ========    =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DI INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)     GENERAL

        The accompanying unaudited consolidated financial statements have been prepared by DI Industries, Inc. (the "Company" or "DI") in accordance with the rules and regulations of the Securities and Exchange Commission and they include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 1996, and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results for any other period or for the year as a whole. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.

(2)     INCOME (LOSS) PER COMMON STOCK SHARE

        The following table presents the weighted average number of shares of common stock and common stock equivalents outstanding for the three and nine months ended September 30, 1996 and 1995.

                                        Three Months Ended   Nine Months Ended
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                         ----------------    ----------------
                                          1996      1995      1996      1995
                                         ------    ------    ------    ------
                                          (In thousands)      (In thousands)
Weighted average shares of
  common stock outstanding ..........    68,853    38,669    48,812    38,669
Stock options (treasury method) .....      --        --        --        --
                                         ------    ------    ------    ------
                                         68,853    38,669    48,812    38,669
                                         ======    ======    ======    ======

        Stock options are not included in the computation for the three and nine months ended September 30, 1996 and 1995 since such inclusion would be antidilutive or not significant to the computation.

(3)     ACCOUNTING FOR INCOME TAXES

        The Company and its subsidiaries file a consolidated federal income tax return. The Company records current income taxes based on its estimated actual tax liability or benefit for the period.

        The Company accounts for income taxes based upon Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income taxes reflect the gross tax effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax reporting purposes, and (b) operating loss and tax credit carryforwards. Based on an analysis of the Company's gross deferred tax asset (taking into consideration applicable statutory carryforward periods and other limitations), the Company has determined that the recognition criteria set forth in SFAS No. 109, was met and the deferred tax asset was used to offset the deferred tax liability that would have been recognized in the recording of the equipment purchased in the recent merger transactions. See footnote 5 for a further discussion.

                               DI INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4)     COMMITMENTS AND CONTINGENT LIABILITIES

        The Company leases certain office space under noncancellable lease agreements accounted for as operating leases. At December 31, 1995, lease commitments under noncancellable operating leases with an initial term of more than one year are $96,000 for the year ended December 31, 1996.

        The Company was proceeding against Charlestown Industries, Inc. (a 50% "Partner"), who was a co-defendant, along with the Company, in the joint venture to recover their respective portion ($1,800,000) of the OFS 1987, Mid-Year et al v DI Exploration Lawsuit. In 1994, a judgment was rendered in favor of the Company against the Partner in the state of Oklahoma. The Partner, subsequent to the judgement, filed for protection under the US Bankruptcy Act and the Company's claim was ruled on by the bankruptcy court in October of 1996. The bankruptcy court ruled against the Company. The Company has determined not to pursue other appeals. Since the future recovery of the amount and term of recovery was uncertain no amount had been recorded by the Company.

        The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition or results of operations.

        Substantially all of the Company's contract drilling activities are conducted with independent oil and gas companies in the United States or with national utility or national petroleum companies in Mexico and South America. Historically, the Company has not required collateral or other security to support the related receivables from its customers.

        Four of the Company's rigs in Argentina were imported into that country under a temporary importation arrangement that expires in late 1996. One of these rigs is currently working and the temporary importation status can be extended at no additional cost to the Company. The other three rigs are not currently working and as such they will be subject to a permanent importation fee totaling approximately $1,000,000. The Company is pursing an extension to the temporary importation arrangement, as the Company's new management studies the Company's future plans in Argentina. The extension is subject to government approval. If the rigs are moved out of Argentina by the end of the year, no import fee will be due. No liability has been recorded as of September 30, 1996 based on management's belief that either an extension will be approved, or the rigs will be moved out of the country to the Company's other operational markets in the United States or Venezuela, or the rigs may be sold.


(5)     MERGER TRANSACTIONS

        On May 7, 1996 the Company entered into two separate definitive merger agreements to effect a $25 million equity infusion and the acquisition of deep drilling equipment. These mergers were closed on August 29, 1996.

        Under the first agreement, R. T. Oliver, Inc. ("RTO") and Land Rig Acquisition Corporation ("LRAC") merged with a new subsidiary of the Company with the capital stock of RTO and LRAC being exchanged for 39,423,978 shares of the Company's common stock. In addition, warrants were issued to acquire up to 1,720,000 additional shares of DI common stock, the exercise of which is contingent upon the occurrence of certain events. These mergers resulted in the acquisition of 18 inactive, deep capacity land drilling rigs which includes five 3,000 horsepower and nine 2,000 horsepower land rigs which are rated for depths of 25,000 feet or greater. The Company believes that these rigs can be brought up to operating condition within a reasonable time on an economic basis and that

                               DI INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

this group of rigs represents a significant concentration of the relatively small number of such deep drilling land rigs currently available in the market. Subsequent to September 30, 1996, the Company has placed one of these rigs in operation.

        Under the second agreement, a subsidiary of Somerset Drilling Associates, L.L.C. ("Somerset"), a privately-held investment limited liability company, was merged into the Company. The stock of the subsidiary was exchanged for 39,423,978 shares of DI common stock and warrants to acquire up to 1,720,000 shares of DI common stock, the exercise of which is contingent upon the occurrence of certain events. This merger transaction resulted in a $25 million equity infusion into the Company and it is anticipated that these funds will be used for combined rig fleet refurbishment and general corporate purposes.

        A definitive proxy statement was mailed to shareholders of record as of July 15, 1996. The mergers were approved by the shareholders at a meeting on August 27, 1996. These proposed mergers resulted in an ownership change in the Company as defined by Section 382 of the Internal Revenue Code which limits the ultimate utilization of the Company's net operating loss carry forward.

        As part of the merger agreements the 1995 subscription by Norex Drilling, Ltd. ("Norex") for 4,000 shares of Series B Preferred Stock and related Series B Warrants was rescinded. The $4,000,000 subscription plus accrued dividends was repaid to Norex by the Company with the proceeds from a term loan that was made by Norex to the Company. The Norex $4,000,000 term loan is due on August 29, 1997. Interest is at 12% and is payable on the last business day of each calendar quarter.

        The merger rigs had no historical operations as they were stacked while owned by RTO and LRAC. The following unaudited consolidated pro forma balance sheet data and results of operations assume the mergers had occurred at the beginning of the periods presented and do not purport to be indicative of what would have occurred had the mergers occurred at those dates or of results which may occur in the future. The results of operations include additional expenses for storing the merger rigs while the balance sheet adjustments are for the consummation of the mergers (in thousands, except per share amounts):

                                      As of
                                DECEMBER 31, 1995
                                -----------------
Working capital                      $    27,349
Total assets                             107,982
Shareholders' equity                      64,739

                                For the year ended     For the nine months ended
                                DECEMBER 31, 1995          SEPTEMBER 30,1996
                                -----------------          -----------------
Total revenue                   $         94,709             $      61,316
Net income (loss)
  applicable to common stock             (13,560)                     (604)
Net income (loss) per share                 (.12)                     (.01)

                               DI INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(6)     OTHER EVENTS

        On June 10, 1996, Norex Drilling, Ltd. advanced $1,000,000 to the Company pursuant to a Promissory Note (the "Note") and Commercial Security Agreement. The Note provided for interest at 12% per annum, and matured on the Closing Date of the merger transactions. The Company's domestic accounts receivable were pledged under the security agreement. The Company repaid this loan, plus accrued interest, in early July 1996 with the proceeds from the sale of the assets noted below.

        On June 24, 1996, the Company closed a transaction whereby it sold all of the operational assets of Western Oil Well Service Co. ("Western"), a wholly-owned subsidiary of the Company, for $3.95 million in cash. Western provided oil and gas well workover services principally in Montana, Utah and North Dakota. Pursuant to the sale, the buyer assumed all of Western's existing leases, primarily for vehicles, which totaled $251,000 at closing. The Company recorded a gain of $2.8 million in the second quarter of 1996 as a result of the sale.

(7)     EVENTS SUBSEQUENT TO SEPTEMBER 30, 1996

        On October 2, 1996 the Company announced that it had engaged KPMG Peat Marwick LLP as principal accountants and the previous accountant's appointment was terminated. The Company's previous principal accountants were Deloitte & Touche LLP. There had been no disagreements with Deloitte & Touche LLP for the previous two years.

        On October 3, 1996 the Company acquired all of the South Texas operational assets of Mesa Drilling, Inc. ("Mesa") in exchange for 5,500,000 shares of the Company's common stock. The assets acquired consist of six diesel electric SCR drilling rigs, three of which are currently operating in South Texas. The other three rigs are currently stacked. This acquisition will be accounted for as a purchase and will be recorded in the fourth quarter of 1996.

        On November 4, 1996 the Company announced the signing of a letter of intent to acquire all of the South Texas operational assets of Diamond M Onshore, Inc., a wholly owned subsidiary of Diamond Offshore Drilling, Inc. The assets to be acquired include ten land based drilling rigs, all of which are currently operating, 19 hauling trucks, a yard facility in Alice, Texas and various other equipment. On November 12, 1996 a definitive asset purchase agreement was signed by the parties. It is anticipated that the $26 million cash acquisition will close by December 31, 1996 subject to review by federal antitrust authorities, and satisfaction of other conditions contained in the asset purchase agreement. The Company placed $2 million in escrow upon signing the asset purchase agreement.

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

INDUSTRY OVERVIEW

        The stabilization of working rig count that began in 1995 has continued into 1996. The weekly national count of working land rigs in the United States as reported by Baker Hughes Incorporated on November 1, 1996 was 838 compared to 764 on November 3, 1995.

         The significant decline in oil and gas prices in the mid-1980's severely depressed oil and gas exploration activities and reduced demand for the Company's oil and gas drilling services. Although industry conditions have improved during 1995 and 1996, a reversal of this trend could have an ongoing negative effect on the Company's future operating results. The decline in drilling activity in the mid 1980's resulted in an oversupply of drilling equipment and created intense competition, particularly in the price received for contract drilling services by drilling contractors. Demand for oil and gas drilling services will continue to be dependent upon the present and anticipated sales price for oil and gas, which is subject to conditions such as consumer demand, events in the Middle East, and other factors that are not controlled by the Company.

         There has been an increase in the demand for oil and gas drilling services in Venezuela. In response to this, the Company expanded into Venezuela during 1994. The Company has also completed projects in South America and Mexico. The Company will continue to market its services into selected international markets.

         There is a general shortage in the industry of used drill pipe, and the cost of obtaining new and used drill pipe is substantially higher than in prior periods and is currently escalating. At present, the Company does not have a critical shortage of drill pipe or other equipment but, depending on rig utilization, will need to purchase additional drill pipe for rigs in service. In response to this shortage, the Company has formed an alliance with a drill pipe manufacturer to ensure a steady supply of new drill pipe to outfit the 18 rigs that were acquired through the merger transactions mentioned above and for its existing rig fleet.

CHANGE IN BUSINESS STRATEGY AND MANAGEMENT

         In early 1996, the Company began implementing a new business strategy which involved new management and a recapitalization of the Company to provide for growth capacity and redeployment of the Company's assets into higher margin markets.

         On April 9, 1996, the employment of the Company's chief executive officer was terminated, signaling the beginning of significant management changes. Since that date, the Company has hired a majority of its current senior management team. Joining the Company in September of 1996 were Thomas P. Richards, President and Chief Executive Officer, T. Scott O'Keefe, Senior Vice President and Chief Financial Officer, Ronnie E. McBride, Senior Vice President-Domestic Operations, and Forrest M. Conley, Jr., Senior Vice President-International. David W. Wehlmann, Vice President and Controller, joined the Company in July 1996, while Donald J. Guedry, Treasurer, began his employment in October of 1996.

        On August 27, 1996, the shareholders of the Company elected a Board of Directors comprised of five members, all but one of which were elected to the Board for the first time. Returning to the Board as Chairman was Ivar Siem. Directors Roy T. Oliver, Steven A. Webster, William R. Ziegler and Peter M. Holt were newly elected to the Board of Directors of the Company. The shareholders also approved the merger transactions (See Note 5 to "Notes to Consolidated Financial Statements") which represented a significant step in accomplishing the Company's new strategy in that the 18 ultra deep drilling rigs and the $25 million of capital to refurbish them will enable the Company to focus on higher margin markets where drilling projects are of a longer duration than the Company's current markets. The merger transactions closed on August 29, 1996.

         As part of management's efforts to improve the Company's margins, the Company has identified and is pursuing strategic acquisitions of complementary assets and businesses. Two acquisitions have been completed since the Company's change of management, and a third pending acquisition was announced by the Company in November 1996. The Company has also withdrawn from certain low margin domestic markets and is considering withdrawing from international markets in Argentina and Mexico.

CAPITAL RESOURCES AND LIQUIDITY

         During the first nine months of 1996, the Company funded its activities (other than the purchase price of acquisitions) through a combination of cash generated from operations, cash sales of non-strategic assets, short-term loans from affiliates, a deferral of monthly payments otherwise due on debt, and issuances of its common stock, and preferred stock in exchange for cash and operating assets. Substantially all of the purchase price of the several acquisitions accomplished by the Company during 1996 (other than transaction costs) was paid by the issuance of the Company's common stock and common stock purchase warrants. The merger transactions that occurred in August 1996, described further below, significantly improved the Company's financial position. In the merger transactions, the Company obtained net cash of approximately $25.0 million and 18 inactive, deep capacity drilling rigs in exchange for the issuance of common stock thus increasing working capital and net property and equipment.

SIGNIFICANT TRANSACTIONS

         The Company's financial condition, capital resources and liquidity were substantially impacted during the first nine months of 1996 by several transactions.

         During the first nine months of 1996, the Company's liquidity benefitted from the deferment of loan payments otherwise due under bank debt. The Company's $10,000,000 NordlandsBanken AS term loan agreement was amended in October 1995 to provide for deferral of monthly principal payments of $277,777 until January 12, 1997, after which the balance of $9,444,000 will be amortized in 36 equal monthly installments commencing January 12, 1997. As of September 30, 1996, the Company was in compliance with all financial covenants under the loan agreement.
         The Company has an overdraft facility with a bank in Argentina. The overdraft facility is payable on demand and bears interest at the current market rate in Argentina. The facility is secured by two of the Company's drilling rigs located in Argentina. The outstanding balance under the overdraft facility was repaid during the third quarter of 1996. On December 31, 1995, the outstanding balance under the overdraft facility was $149,000.

         On June 10, 1996 the Company borrowed $1.0 million from Norex Drilling, Ltd. ("Norex") pursuant to a promissory note bearing interest at 12% per annum and secured by the Company's domestic accounts receivable. The proceeds of the loan were used for working capital. The Company repaid the loan on July 1, 1996 using the proceeds from the sale of assets described in the following paragraph.

        On June 24, 1996, the Company sold all of the operating assets of its wholly-owned subsidiary, Western Oil Well Service Co. ("Western"), for $3.95 million in cash. Western provided oil and gas well workover services principally in Montana, Utah and North Dakota. Pursuant to the transaction, the purchaser assumed all of Western's existing leases, primarily for vehicles, which totaled $251,000 at closing. The Company reported a gain of $2.8 million in the second quarter of 1996 as a result of the sale.

         On August 29, 1996, the Company closed two separate merger transactions in which it received a $25.0 million equity infusion and acquired 18 inactive deep drilling rigs and related equipment. SEE Note 5 of Notes to the Consolidated Financial Statements. The Company anticipates that the $25.0 million of cash will be used for rig fleet refurbishment and general corporate purposes which may include funding part of the proposed acquisition of operating assets from Diamond M Onshore, Inc. described below. In connection with the closing of the merger transactions, the Company borrowed $4.0 million from Norex. The Norex term loan is due August 29, 1997 with interest payable on the last day of each calendar quarter at 12% per annum. The proceeds of the Norex term loan were used to repay and cancel a subscription for the Company's preferred stock. During the fourth quarter of 1995, Norex subscribed to, and paid, $4.0 million for the issuance of a class of preferred stock of the Company to be issued subsequent to December 31, 1995. The subscription called for the issuance of 4,000 shares of Series B 15% senior cumulative redeemable preferred stock. Accrued dividends of 15% per annum were to have been payable through the issuance of additional shares of Series B preferred stock for the first three years. On August 29, 1996 the Company paid Norex $4.4 million inclusive of the 15% dividend requirement for cancellation of the subscription agreement for the Series B preferred stock which was never issued.

         As a result of the Company's operations and the above-described transactions, the Company's financial position at September 30, 1996 and December 31, 1995 was as follows (dollars in thousands).


                                           SEPTEMBER 30, 1996  DECEMBER 31, 1995
                                            ---------------     --------------
                                             AMOUNT     %       AMOUNT    %
                                            -------   -----     -----   -----
Working Capital ..........................  $25,154      32%    $7,503     22%
Net property & equipment .................   52,637      68     25,910     77
Other non current assets .................      277    --         277       1%
                                            -------   -----     -----   -----
        Total ............................  $78,068     100%    $33,690   100%
                                            =======   =====     =====   =====
Long-term debt ...........................  $ 8,663      11%    $11,146    33%
Long-term liabilities, minority
   interest and Series A Preferred Stock .    4,921       6     2,850       8
Shareholders' equity .....................   64,484      83     19,694     59
                                            -------   -----     -----   -----
               Total .....................  $78,068     100%    $33,690   100%
                                            =======   =====     =====   =====


POST-THIRD QUARTER COMPLETED AND PENDING ACQUISITIONS

        On October 3, 1996 the Company acquired all of the South Texas operational assets of Mesa Drilling, Inc. ("Mesa") in exchange for 5,500,000 shares of the Company's common stock. The assets acquired consist of six diesel electric SCR drilling rigs, three of which are currently operating in South Texas. The other three rigs are currently stacked. This acquisition will be accounted for as a purchase and will be recorded in the fourth quarter of 1996.

        On November 4, 1996 the Company announced the signing of a letter of intent to acquire all of the South Texas operational assets of Diamond M Onshore, Inc., a wholly owned subsidiary of Diamond Offshore Drilling, Inc. The assets to be acquired include ten land based drilling rigs, all of which are currently operating, 19 hauling trucks, a yard facility in Alice, Texas and various other equipment. On November 12, 1996 a definitive asset purchase agreement was signed by the parties. It is anticipated that the $26 million cash acquisition will close by December 31,

1996 subject to review by federal antitrust authorities, and satisfaction of other conditions contained in the asset purchase agreement. The Company placed $2 million in escrow upon signing the asset purchase agreement.

        As of the current date, management believes the Company has adequate resources, with working capital of approximately $25 million, to satisfy the Company's cash requirements for ongoing operations. The Company also has adequate cash reserves to fund its expected capital expenditures and refurbishment costs, however, to fund the acquisition noted above the Company will be taking on additional indebtedness. Management is currently evaluating various financing proposals which should be finalized in the near future.

POTENTIAL YEAR-END WRITE DOWN

        The new senior management of the Company is currently studying the future of the Company's operations in Mexico. The Company has moved three of the four rigs that were in Mexico into the Company's new South Texas operational area. The remaining Mexican rig is under contract. Management is not satisfied with the performance under this contract and is reviewing possible alternatives. Management is considering the possible sale of the Company's Mexican subsidiary or the possibility of renegotiating the current contract with terms more favorable to the Company. Management is also considering terminating all Mexican operations and moving the rig back to the United States.

        Due to poor historical performance in Argentina and the recent expiration of certain contracts in that country, the Company is exploring various alternatives to enhance its future performance in Argentina. The Company is exploring the possible sale of some of the Argentine assets or the removal of certain of the assets to other operational areas. The Company is also considering closing down its Argentine operations. These alternatives are being explored and a decision is expected during the fourth quarter of 1996.

        Four of the Company's rigs in Argentina were imported into that country under a temporary importation arrangement that expires in late 1996. One of these rig is currently operational and the temporary importation status can be extended at no additional cost to the Company. The other three rigs are not currently working and as such they will be subject to a permanent importation fee totaling approximately $1,000,000. The Company is pursing an extension to the temporary importation arrangement, as the Company's new management studies the Company's future plans in Argentina. The extension is subject to government approval. If the rigs are moved out of Argentina by the end of the year, no import fee will be due. No liability has been recorded at September 30, 1996 as management believes that an extension will be approved or the rigs will moved out of the country to the Company's other operational markets in the United States or Venezuela.

        Based upon the outcome of both the Mexican and Argentine situations during the fourth quarter, management expects there to be a possible write down or write off of these assets. At this time management is not able to quantify the write down, if any, depending on the alternatives chosen for each country. Management believes that additional write downs or write offs of assets are likely in the fourth quarter. The amount of any such write downs will depend on new management's evaluation and decisions concerning the retention or sale of certain operating assets.

OTHER

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

        The following tables highlight rig days worked, revenues and operating expenses, for the Company's domestic and foreign operations for the three months ended September 30, 1996 and 1995.


                                For the Three Months Ended September 30, 1996
                                  ------------------------------------------
                                             Mexico and
                                  United      Central      South
                                  States      America     America     Total
                                  -------     -------     ------     -------
                               ($ in thousands, except average revenue per day)

Rig days worked .............       2,076          92        679       2,847

Average revenue per day .....     $ 6,921     $12,000     $9,660     $ 7,738

Drilling revenue ............     $14,368     $ 1,104     $6,559     $22,031
Operating expenses ..........      12,605       1,070      5,212      18,887
                                  -------     -------     ------     -------

Gross profit (loss) .........     $ 1,763     $    34     $1,347     $ 3,144
                                  =======     =======     ======     =======


                                 For the Three Months Ended September 30, 1995
                                 ---------------------------------------------
                                            Mexico and
                                  United     Central       South
                                  States     America      America       Total
                                 -------     -------     --------      -------
                               ($ in thousands, except average revenue per day)

Rig days worked ............       1,792         243        1,515        3,550

Average revenue per day ....     $ 6,642     $18,074     $  6,073      $ 7,182

Drilling revenue ...........     $11,903     $ 4,392     $  9,201      $25,496
Export Sales ...............                                             1,610
Operating expenses .........      10,763       4,065       10,138       24,966
Export sales expenses ......                                             1,692
                                 -------     -------     --------      -------

Gross profit (loss) ........     $ 1,140     $   327     $   (937)     $   448
                                 =======     =======     ========      =======

        Contract drilling revenues decreased approximately $5.1 million (19%) to $22.0 million for the three months ended September 30, 1996 compared to $27.1 million for the three months ended September 30, 1995. This decrease was mainly due to a decrease in revenue from Mexico and Argentina where rig utilization was down and non-recurring export sales of $1.6 million during the third quarter of 1995. Revenues from domestic drilling increased by $2.5 million between the third quarter of 1996 and 1995 due to an increase of 4% in average daily rates and working 284 more rig days in 1996. South American revenues decreased by $2.6 million due to 836 fewer drilling days worked in 1996. This decrease was offset by a 59% increase in the average daily rate. In Argentina, the Company had one rig working during the majority of the third quarter of 1996 compared with as many as six rigs working during the third quarter of 1995. In Venezuela, the demand for rigs has caused the average rate to increase over 1995 and during the third quarter of 1996 the Company recognized retroactive billings for additional labor costs. In Mexico and Central America, revenues decreased by $3.3 million due to a decrease in the days worked of 151 and a decrease in the average daily rate.

        Drilling expenses decreased by 29% to $18.9 million for the three months ended September 30, 1996 compared to $26.7 million for the three months ended September 30, 1995 primarily due to a 20% decrease in the days worked in the third quarter of 1996. U. S. expenses increased $1.8 million due to increased utilization while Mexico and Central American expenses decreased by $3.0 million and South American expenses decreased by $4.9 million. These international decreases are due to lower utilization levels. Also during the third quarter of 1995, the Company incurred one-time cost of export sales of $1.7 million.

        Depreciation and amortization expense decreased to $1.2 million for the three months ended September 30, 1996 compared with $1.3 million for the corresponding quarter of 1995. This decrease was primarily due to the reduction in the depreciable asset base in 1996 resulting for the $5.3 million impairment provision made during the fourth quarter of 1995 to reduce the carrying value of certain drilling rigs and equipment as provided for in Statement of Financial Accounting Standards No. 121. The rigs acquired in the merger transactions will start to be depreciated as they are placed in service. None of the new rigs were in service during the third quarter.

        General and administrative expenses increased by $118,000 for the third quarter of 1996 over the third quarter of 1995 due to the increased payroll costs of the new management members who joined the Company during the third quarter of 1996 and higher professional fees in 1996.

        During the third quarter of 1995, the Company recognized a currency exchange gain of $521,000 related to currency exchange transactions associated with its Venezuelan operations.

        Interest expense decreased by $70,000 for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. This slight decrease is due to lower average outstanding debt levels for the first two months of the third quarter of 1996 and lower outstanding levels on the overdraft facility in Argentina in 1996.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    The following tables highlight rig days worked, revenues and operating expenses for the Company's domestic and foreign operations for the nine months ended September 30, 1996 and 1995.

                                     For The Nine Months Ended September 30,1996
                                     -------------------------------------------
                                                Mexico and
                                       United    Central      South
                                       States    America     America    Total
                                       -------   --------    -------   -------
                                ($ in thousands, except average revenue per day)

Rig days worked .....................    5,033        260      2,935     8,228
Average revenue per day .............  $ 7,288   $ 12,981    $ 7,244   $ 7,452

Drilling revenue ....................   36,680      3,375     21,261    61,316
Operating expenses ..................   34,029      3,842     19,334    57,205
                                       -------   --------    -------   -------

Gross profit (loss) (In thousands) ..  $ 2,651   $   (467)   $ 1,927   $ 4,111
                                       =======   ========    =======   =======

                                    For The Nine Months Ended September 30, 1995
                                    --------------------------------------------
                                              Mexico and
                                   United      Central      South
                                   States      America     America        Total
                                   -------     -------     --------      -------
                                ($ in thousands, except average revenue per day)

Rig days worked ..............       4,431         909        3,924        9,264

Average revenue per day ......     $ 7,352     $13,297     $  6,046      $ 7,382

Drilling revenue .............      32,576      12,087       23,726       68,389
Export sales .................                                             4,214
Operating expenses ...........      30,269      10,289       26,136       66,694
Export sales expenses ........                                             4,566
                                   -------     -------     --------      -------

Gross profit (loss) ..........     $ 2,307     $ 1,798     $ (2,410)     $ 1,343
                                   =======     =======     ========      =======


    Consolidated drilling revenues decreased by $11.3 million (16%) to $61.3 million for the nine months ended September 30, 1996 compared to $72.6 million for the nine months ended September 30, 1995. This decrease is primarily due to a decrease in utilization associated with the Company's Mexico and Central American operations and non-recurring export sales of $4.2 million in 1995. Revenues from Mexico and Central America decreased by $8.7 million due to a decrease in the number of days worked of 649 for the first three quarters of 1996 compared with the corresponding period of 1995 coupled with a slight decrease in the average daily drilling rate. During 1996 only one rig had been operational in Mexico compared to four operational rigs during the corresponding period of 1995. Revenues from South American operations decreased by $2.4 million due to a decrease of 25% in the number of days worked in the nine months ended September 30, 1996 compared with the first three quarters of 1995 offset by a 20% increase in the average daily rate between the same periods. In Venezuela, the demand for rigs has caused the average rate to increase over 1995 and during the third quarter of 1996 the Company recognized retroactive billings for additional labor costs. The drop in utilization is attributed to a slow down in the Company's Argentine operations. Domestic operations saw a $4.1 million increase in revenue due a 14% increase in utilization for the first three quarters of 1996 over the first three quarters of 1995.

    Drilling expenses decreased by $14.1 million to $57.2 million for the nine months ended September 30, 1996 from $71.3 million for the nine months ended September 30, 1995. The main reasons for the decrease is the decrease in utilizations noted above and the one-time cost of export sales of $4.6 million. Operating expenses increased for domestic operations by $3.8 million due the increase in days worked for the 1996 period compared to the 1995 period. Mexico and Central American drilling expenses decreased by $6.4 million and South American operating expenses decrease by $6.8 million due to the lower utilization levels in 1996.

    Depreciation and amortization expense decreased to $3.4 million for the nine months ended September 30, 1996 compared with $3.6 million for the corresponding quarter of 1995. This decrease was primarily due to the reduction in the depreciable asset base in 1996 resulting for the $5.3 million impairment provision made during the fourth quarter of 1995 to reduce the carrying value of certain drilling rigs and equipment as provided for in Statement of Financial Accounting Standards No. 121.

    General and administrative expenses increased by $608,000 for the first three quarters of 1996 over the first three quarters of 1995 due to bad debt expense of $200,000 recognized during the first half of 1996, higher professional fees in 1996 and the increased payroll costs of the new management members who joined the Company during the third quarter of 1996.

    Employment severance expense of $602,000 for the 1996 period represents an accrual of the contractual severance cost to be paid over a two year period to the former chief executive officer of the Company.

    During the third quarter of 1995, the Company recognized a currency exchange gain of $521,000 related to currency exchange transactions associated with its Venezuelan operations.

    Interest expense decreased by $362,000 for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. This decrease is due to lower average outstanding debt levels for the 1996 period and lower outstanding levels on the overdraft facility in Argentina in 1996.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Note 4 of the "Notes to Consolidated Financial Statements" is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES

    Thomas P. Richards, President and Chief Executive Officer of the Company, was issued options to purchase 2,000,000 shares of the Company's common stock on September 3, 1996. The exercise price is $1.50 per share and the options vest over a four year period with 20% becoming exercisable on December 31, 1996 and an additional 20% becoming exercisable on each of the following four anniversary dates of the date of grant. The shares were registered for resale under a shelf registration statement on Form S-3 registration statement that became effective November 12, 1996.

    The following stock options were issued under the 1996 Employee Stock Option Plan to the following officers of the Company.

                              Date of      Options      Number of
         Officer               Grant        Price        Options      Vesting
         -------               -----        -----        -------      -------

    Ronnie E. McBride        09/03/96    $  1.125        100,000         (1)
    Ronnie E. McBride        09/03/96       1.625        300,000         (1)
    T. Scott O'Keefe         09/03/96       1.500        175,000         (2)
    T. Scott O'Keefe         09/03/96       1.500        175,000         (3)
    Forrest M. Conely, Jr.   09/03/96       1.750        150,000         (1)
    Terrell L. Sadler        10/01/96       1.500        400,000         (1)
    Donald J. Guedry, Jr.    10/07/96       1.750         20,000         (4)

-----------

(1) Options vest over a four year period with 20% becoming exercisable on December 31, 1996 and an additional 20% becoming exercisable on each of the following four anniversary dates of the date of grant.

(2) Half of the options vest on each of the following two anniversary dates of the date of grant.

(3) One-third of the options become exercisable on the third, fourth and fifth anniversary dates of the date of grant.

(4) The options vest over a five year period with 20% becoming exercisable on the following five anniversary dates of the date of grant.

    The 1996 Employee Stock Option Plan was approved by the shareholders of the Company on August 27, 1996. The Company expects to file a Form S-8 during the fourth quarter of 1996 covering the exercise of the options and the resale of the common stock upon exercise.

    On October 3, 1996, the company issued 5,500,000 shares of common stock in exchange for all the South Texas operational assets of Mesa Drilling, Inc. The shares were issued to Mesa Drilling, Inc. and affiliates. These shares were subsequently registered for resale under a shelf registration statement on Form S-3 registration statement that became effective November 12, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On August 27, 1996 the annual meeting of shareholders was held and the following items were voted on by the shareholders:

1. To adopt and approve the Agreement and Plan of Merger, dated May 7, 1996, by and among the Company, RTO and LRAC.

2. To adopt and approve the Agreement and Plan of Merger, dated May 7, 1996, by and among the Company and Somerset.

3. To adopt and approve the 1996 Employee Stock Option Plan and the reservation of an aggregate of 7,000,000 shares of common stock for issuance thereunder.

4. To adopt and approve an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock from 75,000,000 shares to 300,000,000 shares.

5. To adopt and approve an amendment to the Company's Articles of Incorporation providing that any action requiring the consent of more than a majority of the issued and outstanding stock of the company only require a consent of the majority.

    The vote on these time items was as follows:

                                                  FOR       AGAINST  ABSTAINED
                                               ----------   -------   -------
  1.  Approval of rig merger ...............   27,109,455   209,745    36,525
  2.  Approval of Somerset merger ..........   26,901,630   409,845    44,250
  3.  Approval of Stock Option Plan ........   26,715,825   435,925   203,975
  4.  Approval to increase authorized shares   34,168,446   634,705   162,858
  5.  Approval of change in majority .......   27,736,366   531,425   137,650

The following five directors were elected to serve until the next annual meeting of shareholders or until his successor is elected and qualified.

                                            FOR       WITHHELD
                                         ----------   --------
                    Ivar Siem ........   36,398,809    58,370
                    Roy T. Oliver ....   36,398,809    58,370
                    Steven A. Webster    36,398,809    58,370
                    William R. Ziegler   36,398,809    58,370
                    Peter M. Holt ....   36,398,809    58,370

ITEM 5.   OTHER INFORMATION

         On November 12, 1996 the Company signed a definitive asset purchase agreement to acquire all of the South Texas operational assets of Diamond M Onshore, Inc., a wholly owned subsidiary of Diamond Offshore Drilling, Inc. The assets to be acquired for approximately $26 million in cash consist of ten land drilling rigs, all of which are currently working, 19 hauling trucks, a yard facility in Alice, Texas and various other equipment and drill pipe. It is anticipated that the acquisition will close by December 31, 1996 subject to review of the transaction by federal antitrust authorities, and satisfaction of other conditions contained in the definitive asset purchase agreement. The Company placed $2 million in escrow upon the signing the definitive agreement and management expects the remained of the acquisition price will be funded primarily by new indebtedness and cash on hand. Currently, management is evaluating various financing proposals which should be finalized in the near term.

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statement regarding the Company's business strategy, plans, objectives and beliefs of management for future operations, the anticipated closing and methods of financing the proposed acquisition of assets from Diamond M Onshore, Inc. are forward-looking statements. Although the company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and the preceding paragraph concerning the Company's proposed acquisition.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         A current report on Form 8-K (Item 2), dated June 24, 1996, was filed with the Securities and Exchange Commission on July 8, 1996. This Current Report reported the sale of all the operating assets of Western Oil Well Service Co., a wholly owned subsidiary of the Company.

         A current report on Form 8-K (Item 4), was filed with the Securities and Exchange Commission on October 2, 1996. This current report addressed the Company's change in principal accountants.

         A current report on Form 8-K (Item 5), was filed with the Securities and Exchange Commission on November 4, 1996, announcing the signing of a letter of intent to acquire the South Texas operational assets of Diamond M Onshore, Inc.

      (a)  Exhibit 11 - Computation of Net Income (Loss) per Common Stock Share.

      (b)  Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                         DI INDUSTRIES, INC.

Date: November 13, 1996                  By: /S/ T. SCOTT O'KEEFE
                                             ---------------------
                                             T. Scott O'Keefe
                                             Senior Vice President and
                                             Chief Financial Officer

Date: November 13, 1996                  By: /S/ DAVID W. WEHLMANN
                                             ---------------------
                                             David W. Wehlmann
                                             Vice President and Controller