Form 10-K
period 1996-12-31
DI INDUSTRIES INC
filed 1997-03-27
CIK 320186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission file number 1-8226

                               DI INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                      TEXAS                               74-2144774
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)             Identification Number)

        10370 RICHMOND AVENUE, SUITE 600
                 HOUSTON, TEXAS                              77042
    (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code: (713)435-6100

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   At March 24, 1997, 137,474,034 shares of the Registrant's common stock were outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the closing price on the American Stock Exchange on March 24, 1997 of $2.625) was approximately $131 million.

   The following documents have been incorporated by reference into the Parts of this Report indicated: Certain sections of the Registrant's definitive proxy statement for the Company's 1997 Annual Meeting of shareholders and is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the Registrant's fiscal year ended December 31, 1996, are incorporated by reference into Part III hereof.
================================================================================
                                     1 of 51

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

   DI Industries, Inc. (the "Company"), a Texas corporation formed in 1980, is engaged in the business of providing onshore contract drilling services to the oil and gas industry. The Company and its subsidiaries conduct operations in Texas, Arkansas, Louisiana, Ohio, Pennsylvania, New York, Michigan, and other states; and currently have international operations in Venezuela. As used herein, the term "Company" refers to DI Industries, Inc. and its subsidiaries, unless the context otherwise indicates. The Company's principal office is located at 10370 Richmond Avenue, Suite 600, Houston, Texas 77042, and its telephone number is (281) 874-0202.

   In 1996, the Company elected a substantially new board of directors, installed new senior management and completed several transactions that significantly improved its liquidity and added drilling rigs to its existing fleet. As a result of the mergers, acquisitions and divestitures accomplished by the Company, the Company's rig fleet is now comprised of 90 rigs, 65 which are marketable and 25 which are held in inventory for refurbishment. In addition, the Company supplies the labor and expertise to operate five additional rigs owned by others. The combined effect of these changes materially changed the Company's principal shareholders, management, capital structure, and business strategy.

1996 AND RECENT DEVELOPMENTS

   CHANGE IN MANAGEMENT. The Company began its management restructuring in April 1996, with the termination of its former President and Chief Executive Officer on April 9, 1996. Since that date, the Company has hired a majority of its current senior management team, including Thomas P. Richards, President and Chief Executive Officer, Forrest M. Conley, Jr., Senior Vice President - International, Donald J. Guedry, Treasurer, Ronnie E. McBride, Senior Vice President - Operations, T. Scott O'Keefe, Senior Vice President and Chief Financial Officer, and David W. Wehlmann, Vice President and Controller. Mr. Wehlmann began his employment in July 1996 while Messers Conley, McBride, O'Keefe and Richards began their employment in September 1996. Mr. Guedry joined the Company in October 1996. In addition, on August 27, 1996, the shareholders of the Company elected a Board of Directors comprised of five members, all but one of which were elected to the Board for the first time. Returning to the Board as Chairman was Ivar Siem. Directors Roy T. Oliver, Jr., Steven A. Webster, William R. Ziegler and Peter M. Holt were newly elected to the Board of Directors of the Company. In connection with the acquisition of Flournoy Drilling Company ("Flournoy") on January 31, 1997, Mr. Lucien Flournoy, the founder of Flournoy, joined the Company's Board of Directors.

   CHANGE IN BUSINESS STRATEGY. The Company also began implementing in 1996 a new business strategy intended to return the Company to profitability and to enable it to keep pace with rapidly changing competitive conditions in the land drilling business which, management believes, is undergoing a period of rapid consolidation. This strategy involves:

   o redeploying its drilling rigs and related assets where feasible to geographic markets with greater potential for increased gross operating margin;

   o restoring certain of its stacked rigs to marketable condition through a program of capital expenditures; and

   o acquiring businesses and assets complementing its land drilling operations.

To meet the increased capital resources and liquidity requirements of its new business strategy, the Company will incur additional bank debt and may require other forms of debt or equity financing.

   REFURBISHMENT OF STACKED RIGS. The majority of the Company's existing drilling rigs were built during 1979 to 1981, the industry's most recent rig building cycle. As of the date of this Report, approximately one quarter of its rig fleet is stacked. Over the years, the Company has deferred some maintenance on its stacked rigs. Management believes that the market for land drilling rigs in the Southern United States, particularly in Arkansas, Louisiana, Oklahoma and Texas, has improved sufficiently to justify a program to restore certain of its stacked rigs to marketable condition. Accordingly, as market conditions warrant and the Company's finances permit, the Company plans to undertake capital expenditures to refurbish and upgrade certain of its rig inventory. As noted below, the Company recently placed in service one of the deep land drilling rigs acquired in the Mergers (hereinafter defined). In 1997, the Company refurbished three of its rigs at an estimated total cost of approximately $1.5 to $2.0 million and these rigs are now operating in the Company's Ark-La-Tex and South Texas divisions.

   SALE OF WESTERN DIVISION. On June 24, 1996, the Company completed the sale of its Western Division to Pool Company, a Texas corporation ("Pool") for $3,950,000 in cash pursuant to an agreement entered into on June 3, 1996. The Western Division was headquartered in Glendive, Montana, with a district office in Roosevelt, Utah, and provided well workover services in Montana, Utah and North Dakota. The Western Division consisted of 23 carrier-mounted workover rigs and certain real estate owned by the Company in Glendive, Montana and Roosevelt, Utah. A workover is a repair, maintenance or modification of a producing well designed to remedy mechanical problems in the well, productivity problems in the formation or other difficulties in extracting oil and gas. Workover services are vital to the oil and gas producing industry as most producing wells eventually encounter these problems. Workover services include repairing and replacing down-hole production equipment, opening additional productive intervals, re-completion of wells to new producing zones, completing newly drilled wells, drilling out of plugs and packers, and the converting producing wells to injection wells during enhanced recovery operations. Pursuant to the purchase agreement, Pool assumed the obligations of the Company under its real and personal property leases relating to the division. The Company recognized a gain of approximately $2.7 million on the sale of this division.

   RTO/LRAC AND SOMERSET MERGERS. On August 27, 1996, the shareholders of the Company approved two merger transactions (See Note 2 to "Notes to Consolidated Financial Statements") which represented a significant step in accomplishing the Company's new strategy in that the acquisition of 18 ultra deep drilling rigs and the infusion of $25 million of capital enabled the Company to focus on higher margin markets where drilling projects are of a longer duration than the Company's previous markets.

   Under the first agreement, R.T. Oliver, Inc. ("RTO") and Land Rig Acquisition Corporation ("LRAC") merged with a new subsidiary of the Company with the capital stock of RTO and LRAC being exchanged for 39,423,978 shares of the Company's common stock. In addition, warrants were issued to acquire up to 1,720,000 additional shares of common stock, the exercise of which is contingent upon the occurrence of certain events. These mergers resulted in the acquisition of 18 inactive, deep capacity land drilling rigs which includes five 3,000 horsepower and nine 2,000 horsepower land rigs which are rated for depths of 25,000 feet or greater. The Company believes that these rigs can be brought up to operating condition within a reasonable time on an economic basis and that this group of rigs represents a significant concentration of the relatively small number of such deep drilling land rigs currently available in the market.

   Under the second agreement, a subsidiary of Somerset Drilling Associates, L.L.C. ("Somerset"), a privately-held investment limited liability company, was merged into the Company. The stock of the subsidiary was exchanged for 39,423,978 shares of the Company's common stock and warrants to acquire up to 1,720,000 additional shares of common stock, the exercise of which is contingent upon the occurrence of certain events. This merger transaction resulted in a $25 million equity infusion into the Company.

   MESA ACQUISITION. On October 3, 1996 the Company acquired all of the South Texas operating assets of Mesa Drilling, Inc. ("Mesa") in exhange for 5,500,000 shares of the Company's common stock. The assets acquired consist of six diesel electric SCR drilling rigs, three of which are currently operating in South Texas. The other three rigs are currently stacked.

   DIAMOND M ACQUISITION. On December 31, 1996 the Company completed the acquistion of all of the South Texas operational assets of Diamond M Onshore, Inc., a wholly owned subsidiary of Diamond Offshore Drilling, Inc. The assets were acquired for $26 million in cash and consist of ten land based drilling rigs, all of which are currently operating, 19 rig hauling trucks, a yard facility in Alice, Texas and various other equipment. The purchase price was funded through the closing of a new revolving credit facility.

   FLOURNOY ACQUISITION. On January 31, 1997, the Company acquired all of the South Texas operating assets of Flournoy Drilling Company ("Flournoy") which makes DI the largest contractor in the South Texas Market. The Company acquired 13 drilling rigs, 17 rig hauling trucks, a yard and office facility in Alice, Texas and various other equipment and drill pipe for 12.4 million shares of the Company's common stock and $800,000 in cash.

   NEW MARKET FOCUS. As a result of the Company's desire to redeploy assets to more productive markets, during the fourth quarter of 1996, the Company decided to withdraw from both the Argentina and Mexico markets. The Company's four drilling rigs have already been mobilized out of Mexico to the United States where they will be refurbished and returned to service. The Company recorded $987,000 in mobilization cost as well as other exit costs of $1.0 million which primarily consists of the forfeiture of a performance bond and other costs to be incurred in closing the office and exiting Mexico. The Company has tentatively agreed to sell three of the six drilling rigs and certain other assets located in Argentina for $1.5 million. As a result, the Company recorded a write down of rig equipment and other assets of $2.5 million. In addition the Company recorded $761,000 in exit costs which primarily represent costs expected to be incurred during the period necessary to close the office and exit Argentina.

   PENDING GREY WOLF ACQUISITION. On March 10, 1997, the Company entered into a definitive agreement to acquire Grey Wolf Drilling Company ("Grey Wolf") for up to $61.6 million in cash and approximately 14 million shares of the Company's common stock. The terms of the agreement call for Grey Wolf to merge with and into Drillers, Inc. a subsidiary of DI Industries, Inc. subject to obtaining regulatory and Grey Wolf shareholders' approval and certain other conditions. The number of shares of the Company's common stock to be issued in the merger is subject to decrease or increase if the average trading price of the Company's common stock in the ten trading days prior to the merger is greater than $4.00 or less than $3.00 per share. Additionally, the merger agreement calls for the decrease of cash consideration and corresponding increase in the number of shares issued so that at least 45% of the value of the merger consideration consists of the Company's common stock. An escrow will be established for certain post-closing contingencies with $5.0 million of the cash consideration.

   NEW CREDIT FACILITY. As of December 31, 1996, the Company entered into a $35.0 million reducing revolving credit facility (the "Facility") to fund the Diamond M acquisition and for other general corporate purposes. The Facility provides for an initial loan commitment of $35.0 million which reduces by $5.0 million each year until maturity on December 31, 1999. The Facility is secured by substantially all of the Company's assets and calls for quarterly interest payments on the outstanding balance at either LIBOR plus 3% or the lending institution's prime rate plus 2%. In connection with entering into the Facility, the Company utilized existing working capital to repay the $9.4 million balance outstanding under its previous term loan agreement.

   Each of the Company's completed or pending acquisitions have been or will be accounted for using purchase accounting. As such all revenues and expenses have been or will be recorded by the Company beginning at the date of acquisition.

DISCONTINUED OPERATIONS

   On June 7, 1995, the Company entered into an agreement to sell its producing oil and gas properties, effective April 1, 1995, for a cash sales price of $4.2 million, subject to certain adjustments. The sale was closed August 9, 1995. Proceeds from this transaction were used to pay off the Company's production term note which had an outstanding balance of approximately $1.5 million, purchase two certificates of deposit totaling approximately $1.4 million as collateral for two letters of credit that were then outstanding under the Company's revolving line of credit, with the remainder of the proceeds, approximately $1.3 million, used for working capital purposes.

   The December 31, 1995 Consolidated Balance Sheet has been restated with all assets and liabilities associated with the oil and gas properties identified as Discontinued Operations. The Consolidated Statements of Operations for the 1995 and 1994 periods presented identifies the income (loss) from producing oil and gas operations as discontinued operations. In 1995, as a result of the sale of the oil and gas properties, the Company recorded a $768,000 non-cash loss.

INDUSTRY SEGMENTS

   The Company has United States operations as well as foreign operations in South America and Mexico. Reference is made to Note 6 of the Notes to Consolidated Financial Statements for information regarding the Company's industry segments.

INDUSTRY CONDITIONS AND COMPETITION

   The Company experiences intense competition in its onshore drilling markets. The contract drilling industry is cyclical and is characterized by high capital and maintenance costs. During the early eighties, in response to a steep increase in demand for drilling rigs, a significant number of drilling rigs were added to the market. By 1985 demand for drilling rigs had dropped to a record low resulting in a huge gap between the supply of drilling rigs and the demand. During 1995 and

1996, the spread between supply and demand has narrowed as the industry wide fleet of drilling rigs ages. This has resulted in, higher utilization and higher per day revenues in certain of the Company's geographic markets. The market, however, continues to be highly competitive where no one competitor is dominant. Companies generally compete on the basis of price, workforce experience, equipment suitability and availability, reputation, expertise and financial capability. While competition is primarily on a regional basis, rigs can be moved from one region to another in response to changes in levels of drilling activity, subject to crew availability and mobilization expenses. The Company's ability to obtain drilling contracts is dependent primarily on the level of domestic oil and gas exploration and development activity, as well as the Company's ability to acquire and retain qualified personnel. The Company's ability to continue to generate business in the future will depend, in part, on its ability to adapt to new technology and drilling techniques as they become available. Certain of the Company competitors have greater financial resources than the Company.

   The Company's operations are materially dependent upon the levels of activity in the exploration, development and production of oil and gas in the United States and worldwide. Such activity levels are affected both by short-term and long-term trends in the prices of oil and natural gas. In recent years, oil and natural gas prices, and therefore the level of drilling and exploration activity, have been volatile. Worldwide military, political and economic events have contributed to, and are likely to continue to contribute to, such price volatility. Any prolonged reduction in oil and natural gas prices would depress the level of exploration and development activity and would result in a corresponding decline in the demand for the Company's services and therefore have a material adverse effect on the Company's revenues and profitability. The Company's future success will depend in large part upon a general economic improvement in the domestic oil and gas and contract drilling industries, which cannot be predicted with certainty.

   In response to the depressed domestic drilling activity in the late 1980's, the Company focused on foreign opportunities, especially the Central and South American markets where the Company's foreign operations have, in recent years, conducted drilling operations in Argentina, Guatemala, El Salvador, Venezuela and Mexico. Currently, the Company has withdrawn or is withdrawing from all international markets except Venezuela. Due to the recent upswings in the Venezuelan market, the Company has renewed its focus on this market and expects to spend additional capital in Venezuela in 1997. Due to declines in Argentina and Mexico the Company has decided to exit those markets. The Company will, from time to time, consider expansion into additional selected international markets.

   There is a general shortage in the industry of used drill pipe, and the cost of obtaining new and used drill pipe is substantially higher than in prior periods and is currently escalating. At present, the Company has an adequate, but not a surplus, supply of drill pipe and drill collars and has began a gradual replacement program in 1996. The Company has formed an alliance with a drill pipe manufacturer to ensure a steady supply of new drill pipe to outfit the 18 rigs that were acquired through the merger transaction and for its existing fleet. Also, depending on rig utilization, the Company may need to purchase additional drill pipe for rigs in service or placed in service.

CONTRACT DRILLING

   DRILLING OPERATIONS. As of March 14, 1997, the Company has a total rig fleet of 90 rigs with 65 rigs being actively marketed and 25 being held in inventory for refurbishment. As part of the Company's new strategy, during 1997, management plans on refurbishing several rigs out of its inventory to be placed into service in the Ark-La-Tex and South Texas Divisions. In addition, the Company supplies the labor and expertise to operate five additional rigs owned by others. Of the marketable rigs, 59 are operated in seven states and six are operated in Venezuela. Under a typical oil and gas drilling contract, the Company provides its customers with drilling rigs and related equipment, as well as field personnel. The Company considers a rig which is presently working to be an "active" rig. Rigs which are not working but which are currently being actively marketed are viewed as "idle." "Inventory" rigs are rigs which are not working and are not currently being actively marketed. Inventory rigs will require additional capital expenditures to reactivate them for service. The Company estimates that the costs required to reactivate its inventory rigs may range between $100,000 and several million dollars per rig. During 1996, the Company's contract drilling operations were conducted through four operating divisions in the United States organized by geographic area and their foreign operations were conducted through three divisions located in Venezuela, Argentina and Mexico.

   ARK-LA-TEX DIVISION. The Ark-La-Tex Division's office is located in Shreveport, Louisiana, and provides oil and gas contract drilling services primarily in the states of Texas, Louisiana and Arkansas. The Ark-La-Tex Division has a fleet of 15 marketable rigs with 13 having rated depth capacities of over 10,000 feet and two at 20,000 feet or deeper. During 1996, the Company had on average about ten rigs operating in this Division. The Company has moved two rigs from the South Texas Division and refurbished three rigs out of inventory to account for the increase.

   SOUTH TEXAS DIVISION. The South Texas Division is headquartered in Alice, Texas. The South Texas Division operates 30 rigs, which includes one labor contract. Thirteen of the rigs are trailer mounted mobile rigs having rated depth capacities between 9,000 feet and 13,000 feet, nine are "SCR" rigs having rated depth capacities of 15,000 feet to 25,000 feet and the balance are conventional rigs which have rated depth capacities of 10,000 feet to 13,000 feet. This Division drills primarily in South Texas for major and independent oil and gas companies. The Mesa, Diamond M and Flournoy acquisitions added 26 rigs of this Divisions total of 30 rigs. The Company is seeing increased demand for rigs in both the Ark-La-Tex and South Texas Divisions.

   EASTERN DIVISION. The Eastern Division's office is located in Midvale, Ohio, and drills gas wells in Ohio, Pennsylvania and New York, principally at depths of 7,000 feet or less. This Division currently markets five rigs and historically, contracts to drill packages of several wells. The Eastern Division's operations are limited during April and May of each year due to "frost laws" in the jurisdictions in which it operates which restrict movement of equipment on public roads during such period. Demand for the Company's drilling services has remained relatively constant for the past several years.

   INDRILLERS, L.L.C. DIVISION. On April 15, 1996, the Company completed the formation of a joint venture, INDRILLERS, L.L.C., between its wholly-owned subsidiary, Drillers, Inc., and Dart Energy Corp. to combine the Michigan contract drilling operations of Drillers,Inc. with the Michigan contract drilling operations of Indril, a subsidiary of Dart Energy Corp. Drillers, Inc. and Dart Energy Corp. each contributed five drilling rigs to the joint venture with Drillers, Inc. having a 65% interest and Dart Energy having a 35% interest in the joint venture.

   The office of INDRILLERS, L.L.C. is located in Mt. Pleasant, Michigan. The Company drills oil and gas wells principally in Michigan, at depths of 1,000 to 16,000 feet. Of INDRILLERS, L.L.C. ten rigs, nine are rated 6,000 to 8,500 feet, and one is rated at up to 16,000 feet. INDRILLERS' operations are also limited during April and May of each year due to "frost laws" in the jurisdictions in which it operates which restrict movement of equipment on public roads during such periods. The Michigan market continues to experience weak demand.

   VENEZUELA DIVISION. The Company owns four land-based drilling rigs and two land-based workover rigs in Venezuela. In addition, the Company operates four drilling rigs under a labor contract. The Venezuela Division provides oil and gas contract drilling services under daywork contracts and workover services under hourly contracts. The Venezuela drilling rigs have rated depths of 10,000 to 15,000 feet. The Company has been given notice that the contract for the four labor contracts will not be renewed at the end of March, 1997. The Company's revenue and operating profit will be negatively effected by the cessation of these contracts, however, the Company is actively pursuing additional contracts in the Venezuela market and hopes to replace the revenue and operating profit previously generated by these contracts. The Company has seen an increase in demand for drilling rigs with deeper capacity.

   ARGENTINA AND MEXICO DIVISIONS. As part of the new strategic business plan, the Company ceased operations in Mexico and Argentina in order to focus on more profitable market areas. The drilling rigs which previously operated in Mexico have been mobilized to the United States where they will be refurbished and placed in service in Ark-La-Tex and South Texas Divisions. The Company currently has 6 drilling rigs in Argentina; three of which are under letter of intent to be sold for $1.5 million, the remaining rigs will be mobilized to the United States or possibly Venezuela. The cost of this mobilization will be expensed as incurred in 1997.

   The Company will continue to evaluate foreign opportunities and may in the future return to either Argentina or Mexico depending on contract opportunities.

   CONTRACTS. The Company's contracts for drilling oil and gas wells are obtained either through competitive bidding or as a result of negotiations with customers. The Company's oil and gas drilling contracts provide for compensation on a "daywork," "footage" or "turnkey" basis. Under daywork contracts, the Company receives a fixed amount per day for drilling the well, and the customer bears a major portion of out-of-pocket costs of drilling. Under footage contracts, the Company is paid a fixed amount for each foot drilled, regardless of the time required or the problems encountered in drilling the well. The Company pays more of the out-of-pocket costs associated with footage contracts than with daywork contracts. Under turnkey contracts, the Company agrees to drill a well to a specified depth for a fixed price, regardless of the time required or the problems encountered in drilling the well. Footage and turnkey contracts generally involve a higher degree of risk to the Company than daywork contracts because the Company bears the cost of unanticipated down-hole problems and cost escalation. "Hourly" contracts call for the Company to provide a rig and crew, for which it is paid on an hourly basis. The work currently conducted by the Ark-La-Tex Division is primarily daywork with some turnkey contracts. Almost all of the wells drilled by the Eastern Division are drilled pursuant to footage contracts. Operations in the South Texas Division are typically split between daywork and turnkey/footage at a 60/40 ratio. INDRILLERS wells are drilled under footage and daywork contracts. The Venezuela wells are drilled under daywork, and hourly contracts. The Company believes that it is adequately insured against normal and foreseeable risks in its operations in accordance with industry standards; however, such insurance may not be adequate to protect the Company against liability from all consequences of well disasters, extensive fire damage or damage to the environment.

   CUSTOMERS. The Company's oil and gas contract drilling customers include large and small independent producers and major oil companies. A significant portion of the Company's international drilling contracts are with national utility or national petroleum companies in South America. No customer accounted for more than 10% of the Company's consolidated revenues for the years ended December 31, 1996 and 1995 or the nine months ended December 31, 1994.

   The Company primarily markets its oil and gas drilling rigs on a regional basis through employee salesmen located in Houston, Texas; Shreveport, Louisiana; Mt. Pleasant, Michigan; Midvale, Ohio; and Barinas, Venezuela. These salesmen utilize personal contacts and industry periodicals and publications to determine which operators are planning to drill oil and gas wells or need workover services in the immediate future. Once the Company has been placed on the "bid list" for a particular operator, the Company will normally be given the opportunity to bid on all future wells for that operator on an area basis. Repeat business from previous customers accounts for a substantial portion of the Company's business.

EMPLOYEES

   At March 24, 1997, the Company had approximately 1,580 employees. The Company believes that its relationship with its employees is satisfactory.

INSURANCE

   The Company believes that it is adequately insured against normal and foreseeable risks in its operations in accordance with industry standards; however, such insurance may not be adequate to protect the Company against liability from all consequences of well disasters, extensive fire damage or damage to the environment. The Company maintains appropriate insurance with respect to workers' compensation liability. The contract drilling industry's level of workers' compensation costs has increased over the past few years and constitutes a substantial portion of the Company's direct labor operating costs. The Company does not carry business interruption insurance. No assurance can be given that the Company will be able to maintain adequate insurance in the future at rates which are commercially reasonable.

   At March 31, 1994, American Premier Underwriters, Inc. ("American Premier"), formerly named the Penn Central Corporation, was the owner of 20,690,105 (53.5%) shares of the Company's outstanding common stock. In June 1994, Norex Drilling Ltd. ("Norex Drilling"), a wholly-owned subsidiary of Norex Industries, Inc. ("Norex Industries"), completed the purchase of all shares of the Company's common stock owned by American Premier.

   Prior to June 2, 1994, certain of the Company's insurance coverage, including workers' compensation and excess liability coverage, was arranged by American Premier as part of a program which American Premier provided to its subsidiaries. Subsequent to the sale of the Company's common shares by American Premier to Norex Drilling, the Company obtained workers' compensation, excess liability coverage and certain other insurance from other sources. The Company and American Premier entered into an agreement pursuant to which the Company agreed to reimburse American Premier for all amounts advanced by American Premier from time to time on behalf of the Company in connection with American Premier's administration of the Company's workers' compensation and certain other insurance programs for the periods between July 20, 1989 and the closing of the sale of Company common stock by American Premier to Norex Drilling. The amounts reimbursable to American Premier at December 31, 1995 relating to this program were $1,900,000. All amounts due to American Premier were paid in 1996.

CERTAIN RISKS

   OPERATIONAL RISKS. The Company's operations are subject to the many hazards inherent in the drilling business, including blowouts, cratering, fires and collisions. These hazards could cause personal injury and loss of life, suspend drilling operations or seriously damage or destroy the property and equipment involved and, in addition to environmental damage, could cause damage to producing formations and surrounding areas. Although the Company maintains insurance against many of these hazards, the Company does not have casualty or other insurance with respect to the rigs themselves, and such other insurance is subject to substantial deductibles and provides for premium adjustments based on claims. Certain other matters may also be excluded from coverage, such as loss of earnings on certain rigs.

   INTERNATIONAL OPERATIONS AND RISKS. A significant portion of the Company's revenues are attributable to international operations. Risks associated with operating in international markets include foreign exchange restrictions and currency fluctuations, foreign taxation, changing political conditions and foreign and domestic monetary policies, expropriation, nationalization, nullification, modification or renegotiation of contracts, war and civil disturbances or other risks that may limit or disrupt markets. For example, the Company has operated in countries in Latin America that have experienced major currency fluctuations in the recent past. The ability of the Company to compete in the international drilling markets may be adversely affected by foreign government regulations that favor or require the awarding of such contracts to local contractors, or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. No predictions can be made as to what foreign government regulations may be enacted in the future that could be applicable to the Company's operations.

   The Company's primary international contract drilling operations are in South America. These international contract drilling operations are primarily covered by drilling contracts which, in the case of Venezuela, are structured where payment is split between partial payment in United States currency and the balance paid in local currency. A significant portion of costs and expenses relating to the Company's international operations are comprised of goods and services procured, in the respective foreign countries and paid for in the respective countries' currencies.

   The Company is subject to taxation in many jurisdictions, and the final determination of its tax liabilities involves the interpretation of the statutes and requirements of various domestic and foreign taxing authorities. Foreign income tax returns of foreign subsidiaries are subject to examination by foreign tax authorities. The Company has recorded its estimated tax liability in each of the jurisdictions in which the Company operates.

   To date, the Company has not entered into any currency hedges to protect it from such losses, however the assets in the foreign countries are managed to minimize the exposure from currency fluctuations. During the year ended December 31, 1995, the Company realized currency gains of $888,000. Unrealized gains or losses are recorded as a separate component of shareholders' equity and in 1996, $404,000 was recorded due to a devaluation in Venezuela.

   CHANGE IN BUSINESS STRATEGY AND MANAGEMENT. In early 1996, the Company began implementing a new business strategy which involves new management, focusing its resources toward higher margin markets and recapitalizing the Company to provide for growth capacity. Implementing the new strategy will involve redeploying its rigs to more profitable markets, refurbishing certain of its rigs, and acquiring businesses and assets complementing the Company's land drilling operations. Inherent in such strategy are certain risks, such as increasing demand for liquidity and capital resources, increasing debt service requirements, combining disparate company cultures and facilities, and conducting operations in geographically and competitively diverse markets.

   Material changes in the Company's management and business strategy have only recently occurred. The Company is therefore unable to predict the effect of these material changes on the Company's financial condition and results of operations. This is particularly so in light of the rapid consolidation and competitive changes in the Company's most profitable markets. The success of the Company's new business strategy and its ability to repay increased debt service will depend in part on the Company's ability (i) to redeploy its rigs to higher margin markets, (ii) to finance and timely complete the refurbishment of its rig inventory on a cost effective basis and, (iii) to continue to contract for, finance and integrate into its business future acquisitions. There can be no assurance these material changes will result in the desired effect of improving the Company's competitive position and its financial condition.

   LEVERAGE AND LIQUIDITY. The Company currently has approximately $27 million of debt obligations. Accordingly, the Company will require substantial cash flow to meet its debt service requirements. Payment of principal and interest on these obligations will depend on the Company's future performance, which is subject to general economic and business factors beyond the Company's control. The Company's programs of rig refurbishment will require increasing amounts of capital and to the extent, if any, it is unable to continue such programs, the Company will have fewer rigs available for service. Further debt may be needed to finance any future acquisitions, including the pending Grey Wolf Acquisition. It is likely therefore, that the Company's exposure to the risks associated with leverage will increase as its new business strategy is continued. There can be no assurance that debt or equity capital needed for the future will be available or, if so, on acceptable terms.

   The Company's current credit facility (the "Facility") restricts, among other things, the Company's ability to incur additional indebtedness in excess of certain amounts, encumber certain of its properties and make certain asset dispositions. Furthermore, the Facility prohibits the payment of dividends by the Company and requires the Company to maintain a minimum working capital balance of $5.0 million and minimum net worth of $60.0 million. In addition, the Facility requires the Company to maintain certain financial ratios. These restrictions could limit the Company's flexibility in responding to changing market conditions.

   NEW MANAGEMENT AND BOARD OF DIRECTORS; DEPENDENCE ON KEY PERSONNEL. Since April 1996, the Company has hired a majority of its current senior management team. In addition, in August 1996, the shareholders of the Company elected a Board of Directors comprised of five members, all but one of which were elected for the first time. In connection with an acquisition, another new member was added to the Company's Board of Directors effective January 31, 1997. The Company believes that its operations are dependent upon the Company's small group of relatively new management personnel, the loss of any of whom could have a material adverse effect on the Company.

   INTENSE COMPETITION; INDUSTRY CONDITIONS. The Company experiences intense competition in its drilling markets. The contract drilling industry is cyclical and is characterized by high capital and maintenance costs. Due to an oversupply of rigs, the onshore drilling market is highly competitive and no one competitor is dominant. While price is a primary factor in the selection of drilling contractors, a contractor's safety record, crew quality, service record and equipment capability are also important factors. Certain of the Company's competitors have greater financial and other resources than the Company and may commit more resources than the Company to these important factors.

   The Company's operations are materially dependent upon the levels of activity in the exploration, development and production of oil and natural gas in the United States and worldwide. Such activity levels are affected both by short-term and long-term trends in the prices of oil and natural gas. In recent years, oil and natural gas prices, and therefore the level of drilling and exploration activity, have been volatile. Worldwide military, political and economic events have contributed to, and are likely to continue to contribute to, such price volatility. Any prolonged reduction in oil and natural gas prices would depress the level of exploration and development activity and would result in a corresponding decline in the demand for the Company's services and therefore have a material adverse effect on the Company's financial condition and results of operations.

   LOSS FROM OPERATIONS. The historical financial data for the Company reflects net losses of $11.7 million and $13.4 million for the years ended December 31, 1996 and 1995, respectively, and $2.2 million for nine months ended December 31, 1994. The calendar year 1996 loss includes non-recurring charges of $6.1 million while the 1995 loss includes a provision for asset impairment of $5.3 million. There can be no assurance that the Company will not continue to experience losses.

   SHARES ELIGIBLE FOR FUTURE SALE. There are approximately 95 million shares of the Company's common stock that are available for resales by selling shareholders under the Company's several Registration Statements under the Securities Act of 1933, as amended, on forms S-3 and S-8 including 5.37 million shares issuable upon exercise of warrants or options. There are an additional 360,000 shares issuable upon the exercise of options which have not been registered. On a fully diluted basis, such shares represent approximately 67% of the Company's outstanding common stock. Future sale of substantial amounts of common stock in the public market could adversely affect prevailing market prices. See "Item 5 Market for Registrant's Common Equity and Related Shareholder Matters-Shares Available for Future Sale."

   LIMITATIONS ON THE AVAILABILITY OF THE COMPANY'S NET OPERATING LOSS CARRYFORWARDS. As a result of the RTO/LRAC and the Somerset Mergers, the Company has undergone an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Therefore, the right of the Company to use its existing net operating loss carryforwards ("NOLs") and certain other tax attributes for both regular tax and alternative minimum tax purposes during each future year is limited to a percentage (currently approximately six percent) of the fair market value of the Company's common stock immediately before the ownership change (the "Section 382 Limitation"). To the extent that taxable income exceeds the Section 382 Limitation in any year subsequent to the ownership change, such excess income may not be offset by NOLs from years prior to the ownership change. To the extent the amount of taxable income in any subsequent year is less than the Section 382 Limitation for such year, the
Section 382 Limitation for future years is correspondingly increased. There is generally no restriction on the use of NOLs arising after the ownership change, although Section 382 applies anew each time there is an ownership change. The actual effect, if any, of such utilization of NOLs will depend on the Company's profitability in future years. As of December 31, 1996, the Company had approximately $23 million of NOLs, a significant portion of which are already subject to a Section 382 Limitation resulting from ownership changes in years prior to 1996.

   GOVERNMENTAL REGULATIONS. Many aspects of the Company's operations are affected by political developments and by federal, state, foreign and local laws and regulations relating to the energy industry. The adoption of laws and regulations curtailing exploration and development oil and gas drilling for economic and other policy related reasons would adversely affect the Company's operations by limiting demand for its contract drilling services. The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing regulations.

   The Company's activities are also subject to laws and regulations relating to environmental protection and pollution control, including certain regulations that control the discharge of materials into the environment or require remediation of contaminations. Usually, these environmental laws and regulations impose "strict liability", rendering a person liable without regard to negligence or fault. Although the Company's cost of compliance with such legislation and regulations has not been material to date, such laws and regulations may substantially increase the cost of the Company's activities and may prevent or delay the commencement or continuance of a given operation. The Company believes that such legislation and regulations have not had a materially adverse effect on its present method of operations. In the future, federal, state and local government environmental controls may require the Company to make significant expenditures, although the magnitude of such expenditures cannot be predicted.

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

ITEM 2. PROPERTIES

DRILLING AND WORKOVER EQUIPMENT

   The Company considers a rig which is presently working to be an "active" rig. Rigs which are not working but which are currently being actively marketed are viewed as "idle." "Inventory" rigs are rigs which are not working and are not currently being actively marketed. Inventory rigs will require additional capital expenditures to reactivate them for service. The following table describes the oil and gas drilling rigs owned and operated by the Company at March 24, 1996, and the status of each rig during the preceding 45 days:

Rig    Year Built/                         Rated
No.      Rebuilt         Drawworks         Depth       Location         Status
---    -----------   -------------------  --------  --------------    ----------
ARK-LA-TEX  DIVISION
--------------------
  1     1957/1980    Brewster N-85         15,000'   N. Louisiana      Active
  2     1957/1981    Brewster N-85         15,000'   N. Louisiana      Active
  3     1960/1982    Cont-Emsco A-550      13,500'   E. Texas          Active
  6     1957/1980    Brewster N-85         15,000'   N. Louisiana      Active
  7     1978         National 55           12,500'   N. Louisiana      Active
 10     1964/1989    Gard-Denver 800       14,000'   N. Louisiana      Active
 12     1980         Gard-Denver 700       12,500'   N. Louisiana      Active
 13     1981         Brewster N-75B        13,000'   N. Louisiana      Active
 15     1965/1989    National 610          14,000'   N. Louisiana      Active
 19     1981/1997    National 80-B         15,000'   N. Louisiana      Active
 39     1980/1989    Gard-Denver 800       16,000'   E. Texas          Active
 40     1979         Gard-Denver 1100E     20,000'   E. Texas          Active
 44     1982         Gard-Denver 1500E     25,000'   E. Texas          Active
 48     1981         Ideco 3000-UE         30,000'   Oklahoma          Active
 75     1982/1996    Cont-Emsco D-3E       16,000'   N. Louisiana      Active

Rig    Year Built/                         Rated
No.      Rebuilt         Drawworks         Depth       Location         Status
---    -----------   -------------------  --------  --------------    ----------
SOUTH TEXAS DIVISION
--------------------
 31     1980/1994    Cabot 750             10,000'   S. Texas          Active
 33     1981/1992    National 80 UE        16,000'   S. Texas          Active
 34     1981/1992    Superior 700 UE       12,000'   S. Texas          Active
 37     1981/1992    Cont-Emsco Elec. II   25,000'   S. Texas          Active
 42     1981         Cont-Emsco Elec. II   25,000'   S. Texas          Active
 43     1981         Ideco E-1200          17,000'   S. Texas          Active
 93(a)  1981         Mid-Continent 712-UE  16,000'   S. Texas          Active
301     1990/        Mid-Continent U-36A   12,000'   S. Texas          Active
302     1964/1988    RMI 750               10,500'   S. Texas          Active
303     1966/1995    Brewster N-75         14,000'   S. Texas          Active
304     1969/1975    Cabot 750              9,500'   S. Texas          Active
305     1973/1990    Cabot 1000            13,000'   S. Texas          Active
306     1990/1997    RMI 1000              13,500'   S. Texas          Active
307     1993/1995    Ideco 1200E           17,000'   S. Texas          Active
308     1975/1992    Ideco BIR-800         10,000'   S. Texas          Active
309     1976/1990    Gard Denver 500       10,000'   S. Texas          Active
310     1980/1995    Brester N-46          12,000'   S. Texas          Active
311     1981/1996    Ideco BIR-800         10,000'   S. Texas          Active
312     1982         Gard Denver 1100E     17,000'   S. Texas          Active
314     1996         Cabot 750              9,500'   S. Texas          Active
840     1981/1994    Oilwell 840E          18,000'   S. Texas          Active
851     1982/1994    National 80B          14,000'   S. Texas          Active
859     1978/1991    Brewster N -75        14,000'   S. Texas          Active
860     1976/1995    Cabot 750              9,500'   S. Texas          Active
861     1978/1993    Cabot 900             11,000'   S. Texas          Active
862     1976         Cabot 900             13,000'   S. Texas          Active
863     1978/1988    Cabot 1000            13,000'   S. Texas          Active
864     1975/1994    Cabot 1000            13,000'   S. Texas          Active
865     1979/1993    Cabot 1200            14,000'   S. Texas          Active
866     1982/1993    Cabot 1200            14,000'   S. Texas          Active

EASTERN DIVISION
----------------
202     1981         Wilson Mogul 42        8,000'   N.W. Penn.        Active
203     1980         Wilson Mogul 42        8,000'   N.E. Ohio         Active
204     1979         Wilson Mogul 42        6,500'   N.E. Ohio         Active
208     1980         Wilson Mogul 42        6,500'   N.W. Penn.        Active
215     1980         Wilson Mogul 42        6,500'   N.W. Penn.        Active

INDRILLERS DIVISION
-------------------
  1     1980         Challenger 320         5,500'   Michigan          Idle
  2     1979         Ideco H-37             7,000'   Michigan          Idle
  3     1980         Challenger 320         5,500'   Michigan          Idle
  4     1980         Challenger 320         5,500'   Michigan          Idle
  5     1980         Ideco H-1000          10,500'   Michigan          Active
 41     1981         Ideco E-1200          20,000'   Michigan          Idle
 53     1976         Cabot 550              6,500'   Michigan          Active
 56     1980         Ideco DIR 700          8,500'   Michigan          Idle
 57     1977         Ideco BIR 550          6,500'   Michigan          Active
 58     1977         Ideco DIR 700          8,500'   Michigan          Active

Rig    Year Built/                         Rated
No.      Rebuilt         Drawworks         Depth       Location         Status
---    -----------   -------------------  --------  --------------    ----------
VENEZUELA DIVISION
------------------
407     1980         Cooper LT0 350        14,000'   Venezuela         Idle
408(a)  1980         Cabot 1,000           12,000'   Venezuela         Active
412(a)  1980         National 610-E        12,000'   Venezuela         Active
417(a)  1981         Cont.-Emsco D-3       14,000'   Venezuela         Active
421(a)  1978         Cont.-Emsco C-1       15,000'   Venezuela         Active
423     1981/1996    Mid-Continent 712-U   15,000'   Venezuela         Active
441     1980         Wilson Mogul 42       12,000'   Venezuela         Idle
451     1981         Cabot 900             10,000'   Venezuela         Idle
452     1975/1994    Cabot 900             10,000'   Venezuela         Idle
453     1982/1994    Ideco-Hydrair H-35    10,500'   Venezuela         Idle

RIGS HELD IN INVENTORY
----------------------
 38     1981         Oilwell 840B          16,000'   S. Texas          Inventory
 47     1982         Ideco E-1200          20,000'   Michigan          Inventory
 49     1982         Ideco E-1200          20,000'   Michigan          Inventory
 70     1981         Ideco BIR 800         12,000'   N. Louisiana      Inventory
 76     1982         Cont.Emsco D-3E       16,000'   Oklahoma          Inventory
 77     1981         Mid-Cont. 914EC       20,000'   Oklahoma          Inventory
 78     1981         Cont. Emsco C-2E      25,000'   Oklahoma          Inventory
 79     1981         National 110 UE       18,000'   Oklahoma          Inventory
 80     1981/1982    Oilwell E-2000        25,000'   Oklahoma          Inventory
 81     1981         Oilwell E-2000        25,000'   Oklahoma          Inventory
 82     1981         Oilwell E-2000        25,000'   Houston           Inventory
 83     1981         Oilwell E-2000        25,000'   Oklahoma          Inventory
 84     1982         Oilwell E-2000        25,000'   Oklahoma          Inventory
 85     1981         National 1320 UE      25,000'   Oklahoma          Inventory
 86     1981         National 1320 UE      25,000'   Houston           Inventory
 87     1979         National 1320 UE      25,000'   Lysite, WY        Inventory
 88     1981         Cont. Emsco C-3       30,000'   Oklahoma          Inventory
 89     1981         Oilwell E-3000        30,000'   Oklahoma          Inventory
 90     1980/1981    National 1625 DE      30,000'   Ft. Stockton,TX   Inventory
 91     1980/1981    National 1625 DE      30,000'   Oklahoma          Inventory
 92     1980/1981    National 1625 DE      30,000'   Oklahoma          Inventory
454     1981         Ideco BIR H-1000      12,000'   Argentina         Inventory
455     1981         Ideco BIR H-1000      12,000'   Argentina         Inventory
472     1981/1994    Cabot 750             10,000'   Argentina         Inventory
473     1981/1994    Cabot 900             10,000'   Argentina         Inventory
-----------
(a) Rig operated by the Company under a labor contract with the owner of the rig

FACILITIES

      The Company leases its principal executive office in Houston, Texas, for approximately $9,000 per month pursuant to a lease which extended through November 1996 and month to month for approximately $13,000 thereafter. The Company has leased approximately 17,200 square feet of new office space for its principal executive offices effective April 1, 1997, at a cost of approximately $22,000 per month. In addition, the Company owns field locations in: Fillmore, Louisiana; Mt. Pleasant, Michigan; Midvale, Ohio; Woodward and Oklahoma City, Oklahoma; Alice, Houston and Midland, Texas.

ITEM 3. LEGAL PROCEEDINGS

      The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition or results of operations.

      The Company was proceeding against Charlestown Industries, Inc. (a 50% "Partner"), who was a co-defendant, along with the Company, in the joint venture to recover their respective portion ($1,800,000) of the OFS 1987, Mid-Year et. al. v DI Exploration lawsuit. In 1994, a judgment was rendered in favor of the Company against the Partner in the state of Oklahoma. The Partner, subsequent to the judgement, filed for protection under the US Bankruptcy Act and the Company's claim was ruled on by the bankruptcy court in October of 1996. The bankruptcy court ruled against the Company. The Company has determined not to pursue other appeals. Since the future recovery of the amount and term of recovery was uncertain no amount had been recorded by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET DATA

      The Company's common stock is listed on the American Stock Exchange under the symbol "DRL." At March 24, 1997, there were approximately 647 shareholders of record of the common stock.

      The following table sets forth the high and low sale prices of the common stock reported by the American Stock Exchange for the periods indicated:

                                                      HIGH        LOW
                                                    --------    --------
Period from January 1, 1997 to March 24, 1997 ..     3.6250      2.5000

Year Ended December 31, 1996:

   Quarter ended March 31, 1996 ................     0.6875      0.5000
   Quarter ended June 30, 1996 .................     1.8750      0.6875
   Quarter ended September 30, 1996 ............     1.8125      1.2500
   Quarter ended December 31, 1996 .............     2.9375      1.5000

Year Ended December 31, 1995:

   Quarter ended March 31, 1995 ................     1.0000      0.6250
   Quarter ended June 30, 1995 .................     1.0625      0.6875
   Quarter ended September 30, 1995 ............     0.8750      0.6250
   Quarter ended December 31, 1995 .............     0.8750      0.6250

SHARES ELIGIBLE FOR FUTURE SALE

      There are approximately 95 million shares of the Company's common stock that are available for resale by selling shareholders under the Company's several Registration Statements under the Securities Act of 1933, as amended, on Forms S-3 or S-8, including 5.37 million shares issuable upon exercise of warrants or options. There are an additional 360,000 shares issuable upon the exercise of options which have not been registered. On a fully diluted basis, such shares represent approximately 67% of the Company's outstanding common stock. The contractual registration periods for such shares terminate at various times during the period ending on the later of August 29, 1999, and three years after exercise of any warrants. The Company also may be required to issue additional shares of common under certain repricing provisions of a private placement of the Company's common stock to affiliates of Wexford Management, L.L.C. and a recently completed acquisition of the operating assets of Flournoy Drilling Company. Any additional shares issued under these obligations would also be subject to similar shelf registration rights. There can be no assurance that additional shares will not be issued under these provisions or that the Company may not agree to similar provisions or that the Company may not agree to similar provisions in connection with future acquisitions.

      On March 24, 1997, the last reported sales price of the company's common stock on the American Stock Exchange was $2.625 per share. The Company has never paid dividends on its common stock and is currently restricted under certain debt agreements from paying dividends.

RECENT SALES OF UNREGISTERED SECURITIES

      On October 3, 1996, the Company issued 5.5 million shares of common stock in exchange for all the South Texas operating assets of Mesa Drilling, Inc. The shares were issued to Mesa Drilling, Inc. and affiliates in a negotiated transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. These shares were subsequently registered for resale under a self registration statement on Form S-3 that became effective November 12, 1996.

      On December 30, 1996, the Company issued of 1.75 million shares of the Company's common stock for approximately $4.12 million to four funds managed by Wexford Management LLC in a negotiated transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. A shelf registration statement was filed by the Company registering these shares for resale on Form S-3 that became effective February 12, 1997. DI will have to issue more shares to the extent the Wexford funds hold less than $4.12 million in value on the one year-anniversary date of the issuance.

ITEM 6. SELECTED FINANCIAL DATA

               (Amounts in thousands, except per share amounts)

                                                                                NINE
                                                    YEARS ENDED              MONTHS ENDED
                                                    DECEMBER 31,             DECEMBER 31,   YEAR ENDED MARCH 31,
                                                  1996        1995              1994(1)     1994(1)     1993
                                               ---------    --------           --------    --------    --------
CONTINUING OPERATIONS:
   Revenues ................................   $  81,767    $ 94,709           $ 50,987    $ 67,855    $ 62,242
   Loss from continuing operations .........     (10,877)    (12,675)            (2,260)     (1,384)     (3,555)

DISCONTINUED OPERATIONS (2):
   Income (loss) from oil and gas operations        --            (4)                51      (1,274)         60

   Loss from sale of oil and gas properties         --          (768)              --          --          --

NET LOSS ...................................     (11,722)    (13,447)            (2,209)     (2,658)     (3,495)

LOSS PER COMMON SHARE:
   From continuing operations ..............        (.18)       (.33)              (.06)       (.04)       (.09)
   From discontinued operations ............        --          (.02)              --          (.03)       --
   Net loss ................................        (.18)       (.35)              (.06)       (.07)       (.09)

TOTAL ASSETS (3) ...........................     117,819      57,783             62,860      40,325      41,937

LONG-TERM DEBT (3) .........................      26,846      11,146             10,224         198         223

SERIES A PREFERRED STOCK - MANDATORY
   REDEEMABLE ..............................         764         900              1,900        --          --

--------------
(1) During 1994 the Company changed its fiscal year end from March 31 to December 31.

(2) To account for the discontinued operation of DI Energy, effective April 1, 1995.

(3)Total assets and long term debt have been restated to account for the discontinued operations of DI Energy, effective April 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the consolidated financial statements of DI Industries, Inc. ("DI" or the "Company") included elsewhere herein. All significant intercompany transactions have been eliminated.

INDUSTRY OVERVIEW

      The gap between the supply of workable rigs and demand for their services has decreased in recent months. There are less rigs that are operational due to age of the fleet in the U.S. and demand has increased for rigs in recent months. The stabilization of working rig count that began in 1995 has continued into 1996 and 1997 and in fact an increase is now being seen . The weekly national count of working land rigs in the United States as reported by Hughes Christensen Incorporated on March 7, 1997 was 882 compared to 719 on March 8, 1996.

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

      There has been an increase in the demand for oil and gas drilling services in Venezuela. In response to this, the Company expanded into Venezuela during 1994. The Company has also completed projects in South America and Mexico; however, the Company's only current operations are in Venezuela. The Company will continue to market its services into selected international markets.

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

CHANGE IN BUSINESS STRATEGY AND MANAGEMENT

      In early 1996, the Company began implementing a new business strategy which involved new management, a recapitalization of the Company to provide for growth capacity and redeployment of the Company's assets into higher margin markets.

      On April 9, 1996, the employment of the Company's chief executive officer was terminated, signaling the beginning of significant management changes. Since that date, the Company has hired the majority of its current senior management team. Joining the Company in September of 1996 were Thomas P. Richards, President and Chief Executive Officer, T. Scott O'Keefe, Senior Vice President and Chief Financial Officer, Ronnie E. McBride, Senior Vice President-Domestic Operations, and Forrest M. Conley, Jr., Senior Vice President-International. David W. Wehlmann, Vice President and Controller, joined the Company in July 1996, while Donald J. Guedry, Treasurer, began his employment in October of 1996.

      On August 27, 1996, the shareholders of the Company elected a Board of Directors comprised of five members, all but one of which were elected to the Board for the first time. Returning to the Board as Chairman was Ivar Siem. Directors Roy T. Oliver, Steven A. Webster, William R. Ziegler and Peter M. Holt were newly elected to the Board of Directors of the Company. The shareholders also approved the merger transactions (See Note 2 to "Notes to Consolidated Financial Statements") which represented a significant step in accomplishing the Company's new strategy in that the 18 ultra deep drilling rigs and the $25 million of capital to refurbish them has enabled the Company to focus on higher margin markets where drilling projects are of a longer duration than the Company's current markets. The merger transactions closed on August 29, 1996.

FINANCIAL CONDITION AND LIQUIDITY

      The Company funded its activities (other than the purchase price of acquisitions) through a combination of cash generated from operations, cash sales of non-strategic assets, short-term loans from affiliates, a deferral of monthly payments otherwise due on debt, and issuances of its common stock and preferred stock in exchange for cash and operating assets. With the exception of the Diamond M acquisition, substantially all of the purchase price of the several acquisitions accomplished by the Company during 1996 (other than transaction costs) was paid by the issuance of the Company's common stock and common stock purchase warrants. The merger transactions that occurred in August 1996, described further below, significantly improved the Company's financial position. In the merger transactions, the Company obtained net cash of approximately $25.0 million and 18 inactive, deep capacity drilling rigs in exchange for the issuance of common stock thus increasing working capital and net property and equipment.

      The following table summarizes the Company's financial position at December 31, 1996 and 1995.

                                 DECEMBER 31, 1996    DECEMBER 31, 1995
                                 AMOUNT        %       AMOUNT       %

Working capital                $  6,195        7       7,503       22
Property and equipment, net      88,476       92      25,910       77
Other noncurrent assets           1,132        1         277        1
                                -------     ----      ------      -----
      Total                    $ 95,803      100    $ 33,690      100
                                ========    =====     =========   ======

Long-term debt                 $ 26,846       28    $ 11,146       33
Other long-term liabilities       4,311        4       2,850        8
Shareholders' equity             64,646       68      19,694       59
                                --------    ----      -----------------
      Total                    $ 95,803      100   $  33,690      100
                                ========    =====     =========   ======

      The most significant changes in the Company's financial position are the increases in property and equipment of $62.6 million, long-term debt of $15.7 million, and shareholders' equity of $45.0 million. These changes are a direct result of the Company's rebuilding process which began in the first quarter of 1996.

      On August 27, 1996, the shareholders of the Company approved two merger transactions whereby the Company exchanged a total of 78,847,956 shares of common stock for 18 inactive, deep capacity land drilling rigs valued at approximately $25 million and an equity infusion of $25 million. These merger transactions increased shareholders' equity by $49.6 million and property and equipment by $25.2 million.

      On October 3, 1996, the Company acquired all the South Texas operating assets of Mesa Drilling, Inc. in exchange for 5,500,000 shares of the Company's common stock. This transaction added six diesel electric SCR drilling rigs to the Company's rig fleet; three which are currently operating in South Texas and three which are stacked. This transaction increased both shareholders' equity and property and equipment by approximately $7.5 million.

      On December 31, 1996, the Company completed the acquisition of the South Texas operating assets of Diamond M Onshore, Inc. ("Diamond M") for approximately $26.0 million in cash. The assets consist of ten land drilling rigs, all of which are currently operating, 19 rig hauling trucks, a yard facility in Alice, Texas and various other equipment and drill pipe. This resulted in an increase in property and equipment of approximately $26.0 million and long-term debt of $25.0 million.

      Concurrent with the Diamond M asset acquisition the Company entered into a loan facility (the "Facility") dated as of December 31, 1996, with Bankers Trust Company, ING (US) Capital Corporation and NordlandsBanken AS which provided the funds for the acquisition. The Facility provides for an initial $35.0 million reducing revolving line of credit which reduces by $5.0 million each year until maturity on December 31, 1999. The Facility is secured by substantially all of the Company's assets, calls for quarterly interest payments on the outstanding balance at either LIBOR plus 3% or the prime rate plus 2%, and contains customary affirmative and negative covenants. In connection with the Company entering into the Facility, the Company utilized existing working capital to repay the $9.4 million balance outstanding under its previous term loan agreement.

      On December 30, 1996, also in connection with closing the Facility, the Company completed a private placement of 1,750,000 shares of the Company's common stock for approximately $4,120,000 to four funds managed by Wexford Management LLC. The proceeds were utilized to repay a $4.0 million note payable. (See Note 2 to the Notes to the Consolidated Financial Statements).

      On January 31, 1997, the Company acquired the operating assets of Flournoy Drilling Company for 12,426,000 shares of the Company's common stock and $800,000 in cash. The assets acquired include 13 drilling rigs, 17 rigs hauling trucks, a yard and office facility in Alice, Texas and various other equipment and drill pipe.

      On March 10, 1997, the Company entered into a definitive agreement to acquire Grey Wolf Drilling Company ("Grey Wolf") for up to $61.6 million in cash and approximately 14 million shares of the Company's common stock. The terms of the agreement call for Grey Wolf to merge with and into Drillers, Inc. a subsidiary of DI Industries, Inc. subject to obtaining regulatory and Grey Wolf shareholders' approval and certain other conditions. Grey Wolf was founded in 1919 and is a premier Gulf Coast onshore drilling contractor with a high quality fleet of 18 large drilling rigs currently working in South Louisiana and the upper Texas Gulf Coast. The number of shares of the Company's common stock to be issued in the merger is subject to decrease or increase if the average trading price of the Company's common stock in the ten trading days prior to the merger is greater than $4.00 or less than $3.00 per share. Additionally, the merger agreement calls for the decrease of cash consideration and a corresponding increase in the number of shares issued so that at least 45% of the value of the merger consideration consists of the Company's common stock. An escrow will be established for certain post-closing contingencies with $5.0 million of the cash consideration. Management anticipates the issuance of some form of debt or possibly equity financing to fund the cash portion of the acquisition price for Grey Wolf.

      Each of the Company's completed or pending acquisitions have been or will be accounted for using purchase accounting. As such all revenues and expenses have been or will be recorded by the Company beginning at the date of acquisition.

      The Company will require substantial funding to complete the acquisition of Grey Wolf, complete its rig refurbishment program and continue operations. The Company does not currently have the borrowing capacity under the Facility and does not anticipate cash flow from operations will fund its needs. The Company anticipates making up the shortfall with borrowing under new facilities or other debt agreements or possibly equity financing.

      The Company's liquidity at any time and the amount of cash available for operations, and reinvestment is affected by a number of factors including (1) demand for and utilization of the Company's operating drilling rigs (2) prices received for daywork, footage and turnkey contracts, (3) the demand for and refurbishment of rigs out of inventory, and (4) the amount of bank borrowings and the extent of repayment of existing indebtedness.

      During 1996, the Company made the decision to exit the Argentina and Mexico markets. The drilling rigs previously operating in Mexico have already been mobilized back to the United States, at a cost of approximately $1 million, where they will be refurbished and returned to service. The Company has a signed letter of intent to sell three of the Argentina drilling rigs and certain other assets for $1.5 million which resulted in the Company recording a non-cash impairment of $2.5 million. Additionally, the Company recorded $1.5 million in estimated costs to withdraw from the Argentina and Mexico markets.

      The Company is still actively reviewing possible expansion and acquisition opportunities. While the Company has no definitive agreements to acquire additional equipment, other than as disclosed above, suitable opportunities may arise in the future. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. From time to time, the Company may have one or more bids outstanding for contracts that could require significant capital expenditures and mobilization costs. The Company currently has several bids outstanding in Venezuela that would require the refurbishment of a merger rig and the mobilization of that rig to Venezuela. The Company's ability to consummate additional expansion or acquisition transactions will in part be effected by the Company's ability to fund such transactions.

      The Company has no derivative contracts related to its foreign currency exposure in the countries that it operates. However, the Company generally structures its foreign operations and related drilling contracts in such a manner as to minimize any potential foreign currency exchange restrictions and any exposure for foreign currency fluctuations. At December 31, 1996, the Company believes that foreign currency exposure, if any, is not significant. See further discussion in certain Business Risks - "International Operations and Risks" within Item 1. Business.

      The Company has not paid any cash dividends on the Company's common stock and does not anticipate paying dividends on the Company's common stock at any time in the foreseeable future. Furthermore, the Facility prohibits the payment of dividends without the consent of the participating banks.

RESULTS OF OPERATIONS

      Effective December 31, 1994, the Company changed it's fiscal year end from March 31 to December 31 to enhance the comparability of the Company's results of operations with other drilling companies. The following tables highlight rig days worked, revenues and operating expenses, for the Company's domestic and foreign operations for the years ended December 31, 1996 and 1995 and the twelve months ended December 31, 1994 (unaudited).

                             FOR THE YEAR ENDED DECEMBER 31, 1996

                            DOMESTIC        FOREIGN
                           OPERATIONS      OPERATIONS       TOTAL
                       ($ in thousands, except average revenue per day)

Rig days worked              7,050          3,694          10,744

Average revenue per day  $   7,446     $    7,924      $    7,610

Drilling revenue         $  52,495     $   29,272      $   81,767
Operating expenses(1)       49,431         30,957          80,388
                         ----------     ----------     ----------

Gross profit (loss)      $   3,064     $   (1,685)     $    1,379
                         =========      ==========      =========

                             FOR THE YEAR ENDED DECEMBER 31, 1995

                            DOMESTIC        FOREIGN
                           OPERATIONS     OPERATIONS       TOTAL

Rig days worked              6,289          5,405         11,694

Average revenue per day  $   7,123      $   8,455      $   7,739

Drilling revenue         $  44,797      $  45,698      $  90,495
Export Sales                  -             4,214          4,214
Operating expenses(1)       40,867         48,277         89,144
Export sales expenses         -             4,681          4,681
                          --------      ---------      ---------

Gross profit (loss)      $   3,930      $  (3,046)    $      884
                         =========      ==========      ========

                       FOR THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 1994

                          DOMESTIC        FOREIGN
                         OPERATIONS     OPERATIONS       TOTAL

Rig days worked              6,246           1,209         7,455

Average revenue per day  $   7,930      $   11,566     $   8,520

Drilling revenue         $  49,530      $   13,983     $  63,513
Export Sales                  -              1,880         1,880
Operating expense(1)        47,722          13,204        60,926
Export Sales expenses         -              2,147         2,147
                          --------       ---------      ---------

Gross profit             $   1,808      $      512     $   2,320
                         =========        ========       =========
---------------

(1)Operating Expense exclude expenses for depreciation and amortization and general and administrative.

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1996 AND 1995

      Contract drilling revenues decreased approximately $12.9 million to $81.8 million for the year ended December 31, 1996 compared to $94.7 million for the year ended December 31, 1995. This decrease was primarily due to a decrease in revenue from foreign operations of $20.6 million where rig utilization decreased by 1,711 days. During 1996 operations were curtailed in the Mexico and Argentina markets due to a decline in revenue per day and low rig utilization. Revenue generated in the Mexico and Argentina markets decreased by $17.3 million to $11.3 million for the year ended December 31, 1996 compared to $28.6 million for the year ended December 31, 1995. Revenue generated in Venezuela increased slightly to $18.0 million for the year ended December 31, 1996 compared to $17.1 million for the year ended December 31, 1995. The increase is due entirely to increases in day rates received as the number of rig days worked actually decreased by 360 days. The remainder of the decrease in revenue from foreign operations is due to $4.2 million in non-recurring export sales during the year ended December 31, 1995. The decrease in revenues from foreign operations was partially offset by a $7.7 million increase in revenue from domestic operations to $52.5 million for the year ended December 31, 1996 compared to $44.8 million for the year ended December 31, 1995. Domestic rig utilization improved by 7% in 1996 and average revenue per day increased by 5% due to an overall improvement in the domestic contract drilling market.

      Drilling expenses decreased by $13.4 million to $80.4 million for the year ended December 31, 1996 compared to $93.8 million for the year ended December 31, 1995. The decrease is due to a decrease in foreign drilling expenses of $22.0 million partially offset by an increase in drilling expenses from domestic operations of $8.5 million. Drilling expenses from Mexico and Argentina decreased by $16.0 million to $15.3 million for the year ended December 31, 1996, compared to $31.3 million for the year ended December 31, 1996. This decrease is due to the lower utilization and ultimate withdrawal from those markets. Drilling expenses for Mexico and Argentina included $1 million in mobilization cost to transport the Company's drilling rigs from Mexico to the United States. Drilling expenses in Venezuela decreased by $1.3 million to $15.7 million for the year ended December 31, 1996 compared to $17.0 million for the year ended December 31, 1995. Also contributing to the decrease in operating expenses from foreign operations is $4.7 million in cost related to non-recurring export sales for the year ended December 31, 1995. Drilling expenses from domestic operations increased $8.5 million to $49.4 million for the year ended December 31, 1996 compared to $40.9 million for the year ended December 31, 1995. This increase is primarily due to increased utilization but is also partially due to increasing direct labor costs.

      Depreciation expense decreased by less than $200,000 for the year ended December 31, 1996 compared to 1995. The decrease in depreciation expense is primarily attributed to the decrease in depreciable asset base resulting from the $5.3 million impairment provision recorded in the fourth quarter of 1995. While the RTO/LRAC merger transactions increased the Company's asset base, the rigs will not be depreciated until they are placed in service. Only one of the merger rigs was placed in service late in 1996.

      During the year ended December 31, 1996 the Company recorded non-recurring charges of $6.1 million which included $1.1 million in employment severance costs, $4.6 million dollars in cost to exit the Argentina and Mexico markets and $.4 million of other non-recurring charges. The employment severance cost includes $602,000 in contractual severance pay to be paid over a two year period to the Company's former President and Chief Executive Officer and the transfer to him of certain drilling equipment with a net book value of $535,000 in settlement of a dispute over stock options to purchase Company common stock. As a result of the Company's desire to redeploy assets to more productive markets the Company had decided to withdraw from both the Argentina and Mexico markets. As a result the Company has recorded estimated exit costs of $1.3 million for Mexico which primarily consists of the forfeiture of a performance bond and other costs to be incurred to close the office and exit cost of $.8 million for Argentina which primarily consist of costs expected to be incurred during the period necessary to exit the market and close the office. In addition, the Company has tentatively agreed to sell three of the six drilling rigs and certain other assets located in Argentina for $1.5 million. As a result, the Company recorded a write down of rig equipment and other assets of $2.5 million. The remaining Argentina drilling rigs will be mobilized out of Argentina to the United States or possibly Venezuela where they will be refurbished and returned to service. Mobilization costs will be expensed as incurred in 1997.

      General and Administrative Expenses increased by $.7 million to $4.3 million for the year ended December 31, 1996 due to increased payroll cost of new management members and increased staff size, legal fees due to the resolution of the Charleston Industries lawsuit and other professional fees.

      Interest expense decreased by $252,000 for the year ended December 31, 1996, primarily as a result of lower average outstanding debt levels during 1996 in the United States and lower outstanding levels on an overdraft facility in Argentina.

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1995 TO TWELVE MONTHS ENDED DECEMBER 31, 1994

      Consolidated revenues increased 44.8% to $94.7 million for the fiscal year ended December 31, 1995 compared to $65.4 million for the twelve months ended December 31, 1994. This increase was primarily due to the expansion in South America, Mexico and Central America. Revenues from the Company's foreign operations increased by $34.0 million to $49.9 million for the year ended December 31, 1995 compared to $15.9 million for the twelve months ended December 31, 1994. This increase is due to an increase in rig days from 1,209 during 1994 to 5,405 during 1995, which is partially offset by a decrease in average revenue per day from $11,566 to $8,455. The increase in rig days is primarily due to the inclusion of Venezuelan operations for a full twelve months in 1995 compared to only four months in 1994 as the Venezuelan operating company was acquired effective September 1, 1994. The addition of four rigs to the Argentina market and three rigs to the Mexico market also contributed to the increase in rig days. International export revenues for the year ended December 31, 1995 were $4.2 million and resulted from materials sold for export to Costa Rica. The increase in revenue from foreign operations was partially offset by a decrease in revenue from domestic operations of $4.7 million to $44.8 million for the year ended December 31, 1995 compared to $49.5 million for the twelve months ended December 31, 1994. This decrease was due entirely to a decrease in revenue per day of $807 per day from $7,930 during 1994 compared to $7,123 during 1995.

      Consolidated operating expenses increased 48.8% to $93.8 million for the year ended December 31, 1995 compared to $63.1 million for the twelve months ended December 31, 1994. Operating expenses for the Company's foreign operations increased $37.6 million for the year ended December 31, 1995 compared to the 1994 twelve month period as a result of the expansion of the Argentina drilling rig fleet and acquisition of the Venezuela operating company discussed above, and also due to start-up costs on the four rigs added to Argentina and higher than expected repairs, maintenance and rig move costs experienced on all Argentina rigs during 1995. International export operating and other expenses for the year ended December 31, 1995 were $4.7 million, primarily representing costs of materials sold for export to Costa Rica. U.S. operating expenses decreased by $6.9 million for the year ended December 31, 1995 as compared to the twelve months ended December 31, 1994. This decrease in cost from domestic operations is due to a change in the mix of the Company's rig utilization from higher cost markets to lower cost markets and a change in the type of work from a greater percentage of turnkey in 1994 to a greater percentage of day work in 1995.

      In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for years beginning after December 15, 1995. As the FASB encourages earlier application, the Company adopted the provisions of SFAS No. 121 during the fourth quarter, 1995. This new accounting standard requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. The Company has provided a non-cash impairment provision of $5.3 million for certain drilling rigs and equipment due to market indications that the carrying amounts were not fully recoverable. Net realizable value was determined based upon appraisal, comparable sale data and management estimates.

      Depreciation and amortization increased 54.8% to $4.8 million for the year ended December 31, 1995 compared to $3.1 million for the twelve months ended December 31, 1994. This increase was due to the acquisition of drilling equipment for foreign operations.

      General and administrative expenses increased to $2.9 million for the year ended December 31, 1995 compared to $2.4 million for the twelve months ended December 31, 1994, primarily due to the expanded scope of foreign operations.

      Gain from foreign currency of $888,000 for the year ended December 31, 1995 is the result of currency exchange transactions derived from the Venezuelan operations.

      Interest expense increased to $1.4 million for the year ended December 31, 1995 compared to $425,000 for the twelve months ended December 31, 1994. The increase was due to an increase in borrowings for expansion in foreign markets.

      The net loss from discontinued operations was $772,000 for the year ended December 31, 1995 as compared to net income of $55,000 for the twelve months ended December 31, 1994. The net loss in 1995 includes a $768,000 non-cash provision resulting from the disposal of the Company's oil and gas properties in August 1995.

INFLATION AND CHANGING PRICES

      Contract drilling revenues do not necessarily track the changes in general inflation as they tend to respond to the level of activity on the part of the oil and gas industry in combination with the supply of equipment and the number of competing companies. Capital and operating costs are influenced to a larger extent by specific price changes in the oil and gas industry and to a lesser extent by changes in general inflation.

FORWARD-LOOKING INFORMATION

      This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding the Company's business strategy, plans, objectives and beliefs of management for future operations, and the anticipated closing and methods of financing the merger with Grey Wolf Drilling Company are forward looking statements. Although the Company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are discussed in Item 1 "Business" and
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ACCOUNTING MATTERS

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which is effective for financial statements for fiscal years beginning after December 15, 1995. The statements defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The statement requires certain financial statement disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. The Company has decided not to adopt this new fair value- based method of accounting for its stock-based incentive plans, however, the Company will comply with all disclosure requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

Independent Auditors' Report................................................23

Independent Auditors' Report................................................24

Consolidated Balance Sheets as of December 31, 1996 and 1995................25

Consolidated Statements of Operations for the Years
      Ended December 31, 1996 and 1995, and the Nine Months Ended
      December 31, 1994 ....................................................26

Consolidated Statements of Shareholders' Equity for the
      Years Ended December 31, 1996 and 1995, and the Nine Months Ended
      December 31, 1994.....................................................27

Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1996 and 1995, and the Nine Months Ended
      December 31, 1994.....................................................28

Notes to Consolidated Financial Statements..................................30

Financial Statement Schedule:

       Schedule II - Valuation and Qualifying Accounts......................41

Schedules other than those listed above are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of DI Industries, Inc.:

      We have audited the accompanying consolidated balance sheet of DI Industries, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DI Industries, Inc. and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                    KPMG Peat Marwick LLP

Houston, Texas
March 14, 1997

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of DI Industries, Inc.:

      We have audited the accompanying consolidated balance sheet of DI Industries, Inc. and its Subsidiaries (the "Company") as of December 31, 1995 and the related consolidated statements of operations, cash flows and shareholders' equity for the year ended December 31, 1995 and the nine months ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and the results of its operations and its cash flows for the year then ended and the nine months ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Houston, Texas
March 28, 1996

                     DI INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands,except share data)

                                                            DECEMBER 31,
                                                         1996         1995

                            ASSETS

Current assets:

   Cash and cash equivalents                         $    6,162    $   1,859
   Restricted cash - insurance deposits                   1,000        1,612
   Accounts receivable, net of allowance
     of $1,333 and $1,951, respectively                  15,866       19,423
   Rig inventory and supplies                               936        2,498
   Assets held for sale                                     557        2,398
   Prepaids and other current assets                      3,690        3,806
                                                      ---------    ---------
   Total current assets                                  28,211       31,596
                                                     ----------   ----------

Property and equipment:

   Land, buildings and improvements                       4,312        3,523
   Drilling and well service equipment                   95,059       39,039
   Furniture and fixtures                                 1,088        1,136
   Less: accumulated depreciation and amortization      (11,983)     (17,788)
                                                     -----------  -----------
     Net property and equipment                          88,476       25,910
                                                     ----------   ----------

Other noncurrent assets                                   1,132          277
                                                     ---------     -------

                                                     $  117,819  $    57,783
                                                     ===========  ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Current maturities of long-term debt              $      613  $     1,315
   Accounts payable - trade                              11,826       12,529
   Accrued workers' compensation                          1,502        3,357
   Payroll and related employee costs                     3,340        3,172
   Customer advances                                      2,466          116
   Foreign taxes payables                                   845          -
   Other accrued liabilities                              1,424        3,604
                                                      ---------    ---------
     Total current liabilities                           22,016       24,093
                                                     ----------   ----------

Long-term debt net of current maturities                 26,846       11,146
Other long-term liabilities and minority interest         3,547        1,950
Series A preferred stock - mandatory redeemable             764          900

Commitments and contingent liabilities                      -            -

Shareholders' equity:

   Series B Preferred stock, $1 par value; 10,000 shares
     authorized, 4,000 shares subscribed                    -          4,000

   Common stock, $.10 par value; 300,000,000 and 75,000,000
     shares authorized; 125,043,234 and 38,669,378 issued
     and outstanding, respectively                       12,504        3,867

   Additional paid-in capital                            99,301       46,458
   Cumulative translation adjustments                      (404)         -
   Accumulated deficit                                  (46,755)     (34,631)
                                                     -----------  -----------
       Total shareholders' equity                        64,646       19,694
                                                     ----------   ----------

                                                     $  117,819  $    57,783
                                                     ===========  ==========

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     DI INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in thousands, except per share amounts)

                                                                    Nine
                                   Year Ended      Year Ended    Months Ended
                                   December 31,   December 31,   December 31,
                                       1996           1995           1994
                                     -------        --------        ------

Revenues:

   Contract drilling              $   81,767      $   94,709     $   50,987

Costs and expenses:

   Drilling operations                80,388          93,825         48,988
   Depreciation and amortization       4,689           4,832          2,377
   General and administrative          4,274           3,555          2,074
   Provision for asset impairment         -            5,290             -
   Non-recurring charges               6,131              -              -
                                    ---------       --------         ------
     Total costs and expenses         95,482         107,502         53,439
                                    ----------  -------------        ------

Operating loss                       (13,715)        (12,793)        (2,452)

Other income (expense):

   Interest income                       505             292            353
   Gain on sale of assets              3,078             466            277
   Interest expense                   (1,220)         (1,472)          (332)
   Minority interest                     475             (56)            17
   Foreign currency gains                 -              888             -
   Other, net                             -               -            (123)
                                    --------        --------      ---------
     Other income (expense), net       2,838             118            192
                                   ---------        --------      ---------

Loss from continuing operations      (10,877)        (12,675)        (2,260)

Discontinued operations:

   Income (loss) from oil and gas
      operations                          -               (4)            51
   Loss from sale of oil and gas
      properties                          -             (768)             -
                                     --------       --------        -------
     Income (loss) from discontinued
      operations                          -             (772)            51
                                     --------        --------     ---------

Loss before income taxes             (10,877)        (13,447)        (2,209)

Income taxes                             845              -              -
                                    --------       ---------         ------

Net loss                             (11,722)        (13,447)        (2,209)

Series B preferred stock subscription

   dividend requirement                (402)               -             -
                                    --------         --------         ------

Net loss applicable to common
     stock                        $  (12,124)     $   (13,447)    $   (2,209)
                                  ===========      ===========     ==========

Loss per common share from
     continuing operations        $     (.18)     $      (.33)    $     (.06)
Loss per common share from
     discontinued operations               -             (.02)            -
Net loss per common share         $     (.18)     $      (.35)    $     (.06)

Weighted average common and common
     equivalent shares outstanding    67,495           38,669          38,641
                                   ==========       ==========     ==========

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     DI INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                            (Amounts in thousands)

                              Series B
                              Preferred  Common
                               Stock     Stock     Additional           Cumulative
                              $1 par    $.10 par   Paid-in              Translation
                               VALUE     VALUE     CAPITAL    DEFICIT  ADJUSTMENTS   TOTAL

Balance, March 31, 1994       $  -      $  3,842   $  46,283  $  (18,975)  $  -     $  31,150

   Issuance of Common Stock      -            25         175          -       -           200

   Net loss                      -            -           -       (2,209)     -        (2,209)
                              ------     -------      ------    ---------- ------   ---------

Balance, December 31, 1994       -         3,867      46,458     (21,184)     -        29,141

   Series B Preferred Stock
     Subscribed                4,000          -           -          -        -         4,000

   Net loss                      -            -           -      (13,447)     -       (13,447)
                              ------     -------     ------    -----------  -----   ----------

Balance, December 31, 1995     4,000       3,867      46,458     (34,631)     -        19,694

   Issuance of shares in Merger
     Transactions                -         7,885      41,673          -       -        49,558

   Issuance of shares in Mesa
     transaction                 -           550       6,985          -       -         7,535

   Issuance of stock in
     Wexford transaction         -           175       3,945          -       -         4,120

   Exercise of stock options     -            27         253          -       -           280

   Redemption of Series A
     Preferred Stock             -            -          (13)         -       -           (13)

   Series B Preferred Stock
     dividend requirement       402           -            -       (402)      -            -

   Recision of Series B
     Preferred Stock
     Subscription            (4,402)          -            -          -       -        (4,402)

   Unrealized translation loss   -            -            -          -    (404)         (404)

   Net loss                      -            -            -    (11,722)     -        (11,722)
                              ------    -------        ------  ----------- -----   ----------

Balance, December 31, 1996  $    -     $ 12,504    $   99,301  $(46,755)  $(404)    $  64,646
                              ======    =========  ========= ======================  =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     DI INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Amounts in thousands)

                                                                   Nine Months
                                      Year Ended     Year Ended       Ended
                                      December 31,   December 31,  December 31,

                                          1996           1995          1994
                                        --------       --------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                            ($11,722)       ($13,447)     ($2,209)
   Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization        4,689           4,832        2,377
     Provision for asset impairment          -            5,290           -
     Non-recurring charges                2,497              -            -
     Gain on sale of assets              (3,078)           (466)        (277)
     Discontinued operations - Loss from
       sale of oil and gas properties        -              768            -
     Provision for doubtful accounts        302             291          122
   (Increase) Decrease in restricted
     cash                                   612          (1,612)           -
   (Increase) Decrease in accounts and
      notes receivable                    3,255          (3,558)      (5,334)
   (Increase) Decrease in inventory       1,190           1,152       (1,214)
   (Increase) Decrease in assets held
     for sale                             1,841             118            -
   (Increase) Decrease in other current
     assets                                 116             274       (2,222)
   Increase (Decrease) in accounts payable (703)          5,289        3,244
   Increase (Decrease) in accrued workers'
     compensation                        (1,855)            394         (800)
   Increase (Decrease) in customer
     advances                             2,350          (1,233)         985
   Increase (Decrease) in other current
     liabilities                         (1,167)          4,288          503
   Increase (Decrease) in  minority
     interest                             1,047            (131)         (17)
   Increase (Decrease) in other            (813)           (179)       1,799
   (Increase) Decrease in discontinued
     operations                              -              419        1,134
                                       --------        --------      -------
     Cash provided by (used in) operating
     activities                          (1,439)          2,489       (1,909)
                                       --------        --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions     (38,436)         (5,657)       (9,250)
   Proceeds from sales of equipment       4,917             737           323
   Proceeds from sale of discontinued
     operations                              -            4,200            -
                                       --------        --------      -------
     Cash used in investing activities  (33,519)           (720)       (8,927)
                                       --------        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt          31,542           2,066        18,703
   Repayments of long-term debt         (16,544)         (5,490)       (8,576)
   Repayments of long-term debt-
     discontinued operations                 -           (2,114)         (321)
   Proceeds from issuance of common
     stock                               28,678              -              -
   Proceeds from exercise of stock
     options                                280              -              -
   Redemption of Series A Preferred Stock  (149)             -              -
   Sale (recession) of preferred stock
     subscriptions                       (4,402)          4,000             -
                                       --------        --------        -------
   Cash provided by (used in) financing
      activities                         39,405          (1,538)         9,806
                                       --------        --------        -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH    (144)              -             -

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                     4,303             231         (1,030)
CASH AND CASH EQUIVALENTS, BEGINNING
     OF PERIOD                            1,859           1,628          2,658
                                       --------        --------        -------
CASH AND CASH EQUIVALENTS, END OF
     PERIOD                           $   6,162       $   1,859       $  1,628
                                      ==========      ==========      =========

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     DI INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Amounts in thousands)

                                                                 Nine Months
                                    Year Ended     Year Ended       Ended
                                    December 31,  December 31,   December 31,

                                       1996          1995           1994
                                     ---------     ---------       ------

SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID FOR INTEREST:            $    1,220   $    1,472      $    332
                                   ==========    ==========     ========
CASH PAID FOR TAXES:                       -            -             -
                                    =========     =========       ======

NON CASH TRANSACTIONS:

   Issuance of common stock for
     Oliver/Mullen rigs
     Change in property and equipment
          additions                    25,000           -             -
     Change in issuance of common
          stock                        25,000           -             -

   Issuance of common stock for Mesa rigs
     Change in property and equipment
          additions                     7,783           -             -
     Change in issuance of common
          stock                         7,535           -             -
     Change in deferred tax liability     248           -             -

   An-Son rig acquisition
     Change in property and equipment
          additions                        -            -         3,800
     Change in acquisition note payable    -            -         1,900
     Change in Series A Preferred Stock    -            -         1,900

   McRae Energy rig acquisition
     Change in property and equipment
          additions                        -            -         1,300
     Change in notes payable               -            -         1,300

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION. The consolidated financial statements include the accounts of DI Industries, Inc. and its majority-owned subsidiaries ("the Company" or "DI"). All significant intercompany accounts and transactions are eliminated in consolidation. Accumulated earnings of the minority interest owners are shown as a separate item in the consolidated financial statements. Prior to June 1994, American Premier Underwriters, Inc. ("American Premier"), owned 20,690,105 shares (approximately 54%) of common stock of DI Industries, Inc. In June 1994, Norex Drilling Ltd. ("Norex Drilling"), a wholly-owned subsidiary of Norex Industries, Inc. ("Norex Industries"), completed the purchase of all shares of the Company's common stock owned by American Premier. Shortly thereafter and in accordance with regulatory filings made at the time of the purchase transaction, Norex Drilling reduced its ownership to 18,730,105 shares, or less than 50%, of the outstanding shares of the Company's common stock. As a result of the merger transactions, effected in 1996 (discussed further in Footnote 2) Norex Drilling's shares now represent 13.6% of the outstanding ownership of the Company's common stock and Somerset Drilling Associates owns 29,962,223 shares or approximately 21.8% of the outstanding ownership of the Company's common stock.

      Effective December 31, 1994, the Company changed its fiscal year end from March 31 to December 31 to enhance the comparability of the Company's results of operations with other drilling companies. Accordingly, the accompanying financial statements include the results of the Company's operations for the years ended December 31, 1996 and 1995, and the nine months ended December 31, 1994.

      INVENTORY. Inventory consists primarily of drilling and support equipment and is stated at the lower of specifically identified cost or market.

      ASSETS HELD FOR SALE. Assets held for sale are primarily comprised of drilling rigs and equipment and is stated at the Company's net book value. Management believes the carrying value is less than net realizable value on the basis of purchase offers received in 1995 and 1996 and recent appraisals.

      PROPERTY AND EQUIPMENT. Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets between three and twelve years. The Company's producing oil and gas properties were sold on August 9, 1995. Such properties were recorded using the full-cost method of accounting. Under this method, all costs incurred in connection with the exploration for and development of oil and gas were capitalized. Depreciation, depletion and amortization of oil and gas properties was computed on the basis of physical units, with oil and gas converted to a common unit of measure based on the approximate relative energy content. Unamortized costs were compared to the present value of estimated future net revenues and any excess was charged to expense during the period in which the excess occurred.

      In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for years beginning after December 15, 1995. As the FASB encouraged earlier application, the Company adopted the provisions of SFAS No. 121 during the fourth quarter of 1995. This accounting standard requires certain assets be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. During 1995, the Company provided a provision of $5.3 million for certain drilling rigs and equipment due to market indications that the carrying amounts were not fully recoverable. Net realizable value was determined based upon appraisal, comparable sale data and management estimates.

      REVENUE RECOGNITION. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date and estimated total contract costs. Revenue from daywork, footage and hourly drilling contracts is recognized based upon the provisions of the contract. Provision is made currently for anticipated losses, if any, on uncompleted contracts.

      FOREIGN CURRENCY TRANSLATION. Assets and liabilities of foreign subsidiaries have been translated into United States dollars at the applicable rate of exchange in effect at the end of the period reported. Revenues and expenses have been

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments are reflected as a separate component of stockholders' equity. Any transaction gains and losses are included in net income. During 1996, the Company recorded an unrealized translation loss of $404,000 as a reduction of stockholders' equity.

      LOSS PER SHARE. Loss per share of common stock is based upon the weighted average number of shares of common stock outstanding. The Company's outstanding stock options and warrants are considered common stock equivalents but are not included in the computation since their inclusion would be either insignificant or antidilutive during the periods presented in the accompanying financial statements.

      INCOME TAXES. The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax credit carryforwards.

      FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amount of the Company's cash and short-term investments approximates fair value because of the short maturity of those instruments. The carrying amount of the Company's long-term debt approximates fair value as the interest is indexed to the prime rate or LIBOR.

      CASH FLOW INFORMATION. Cash flow statements are prepared using the indirect method. The Company considers all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

      RESTRICTED CASH. Restricted cash consists of investments in interest bearing certificates of deposit totaling $1.0 million and $1.6 million at December 31, 1996 and 1995, respectively as collateral for a letter of credit securing insurance deposits. The carrying value of the investments approximates the current market value.

      USE OF ESTIMATES. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)   SIGNIFICANT PROPERTY TRANSACTIONS

      Effective September 1, 1994 as part of the Company's expansion into the international markets, the Company purchased the Venezuelan drilling operations of An-Son Drilling Company of Colombia S.A. ("An-Son"). This acquisition included two oil and gas drilling rigs, two workover rigs, certain other oil field equipment, operating contracts for each of the rigs and a labor contract to operate one drilling rig. The purchase price for this transaction was $4,100,000 consisting of $300,000 in cash, an acquisition note payable of $1,900,000, of which $1,700,000 was paid during 1995, and the remainder by issuance during 1995 of the Company's Series A redeemable preferred stock (the "Series A Preferred") valued at $1,900,000. Pursuant to the Acquisition Agreement, the Company conducted a post-closing audit of the acquired companies in 1995 and settled claims for purchase price credit from An-Son in March, 1996 with the Company receiving credits of $1,213,000. During March 1996, 100,000 shares of Series A Preferred, totaling $1,000,000, were returned to the Company in settlement of asserted claims. At December 31, 1995, $200,000 of the Acquisition Note that remained unpaid which was offset against the settlement with the remaining credit of $1,013,000 recorded as reductions in the appropriate accounts in the accompanying financial statements.

      In September 1994, the Company purchased three drilling rigs from McRae Energy Corporation for a total purchase price of $1,500,000. The Company paid a cash down payment of $200,000 with the remaining $1,300,000 to be paid from cash flow as defined in the purchase agreement. The three rigs were refurbished by the Company in 1994 with two of the drilling rigs being added to the Company's drilling fleet in Argentina and one drilling rig being added to the Company's drilling fleet in Venezuela.

      On May 7, 1996 the Company entered into two separate definitive merger agreements (the "Mergers") to effect a $25 million equity infusion and the acquisition of deep drilling equipment. These Mergers were closed on August 29, 1996.

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Under the first agreement, R.T. Oliver, Inc. ("RTO") and Land Rig Acquisition Corporation ("LRAC") merged with a new subsidiary of the Company with the capital stock of RTO and LRAC being exchanged for 39,423,978 shares of the Company's common stock. In addition, warrants were issued to acquire up to 1,720,000 additional shares of DI common stock, the exercise of which is contingent upon the occurrence of certain events. As result of certain events which occurred prior to year end, at December 31, 1996, 612,000 warrants remained outstanding, and the remainder have been canceled. These Mergers resulted in the acquisition of 18 inactive, deep capacity land drilling rigs which included five 3,000 horsepower and nine 2,000 horsepower land rigs which are rated for depths of 25,000 feet or greater. The Company believes that these rigs can be brought up to operating condition within a reasonable time on an economic basis and that this group of rigs represents a significant concentration of the relatively small number of such deep drilling land rigs currently available in the market. The Company placed one of these rigs in operation during 1996.

      Under the second agreement, a subsidiary of Somerset Drilling Associates, L.L.C. ("Somerset"), a privately-held investment limited liability company, was merged into the Company. The stock of the subsidiary was exchanged for 39,423,978 shares of DI common stock and warrants to acquire up to 1,720,000 shares of DI common stock, the exercise of which is contingent upon the occurrence of certain events. As a result of certain events which occurred prior to year end, at December 31, 1996, 612,000 warrants remained outstanding, and the remainder were canceled. This merger transaction resulted in a $25 million equity infusion into the Company.

      A definitive proxy statement was mailed to shareholders of record as of July 15, 1996, and the Mergers were approved by the shareholders at a meeting on August 27, 1996. These Mergers resulted in an ownership change in the Company as defined by Section 382 of the Internal Revenue Code which limits the ultimate utilization of the Company's net operating loss carryforward (see footnote 3).

      As part of the Merger agreements, the 1995 subscription by Norex Drilling for 4,000 shares of Series B Preferred Stock and related Series B Warrants was rescinded. The $4.0 million subscription plus accrued dividends were repaid to Norex Drilling by the Company with the proceeds from a term loan that was made by Norex Drilling to the Company. The Norex Drilling $4.0 million term loan was paid in full on December 30, 1996 from the proceeds of a private placement of the Company's common stock (see below). Interest was at 12% and was payable on the last business day of each calendar quarter.

      On June 24, 1996, the Company closed a transaction whereby it sold all of the operational assets of Western Oil Well Service Co. ("Western"), a wholly-owned subsidiary of the Company, for $3.95 million in cash. Western provided oil and gas well workover services principally in Montana, Utah and North Dakota. Pursuant to the sale, the buyer assumed all of Western's existing leases, primarily for vehicles, which totaled $251,000 at closing. The Company recorded a gain of $2.8 million in the second quarter of 1996 as a result of this sale.

      On October 3, 1996 the Company acquired all of the South Texas operating assets of Mesa Drilling, Inc. ("Mesa") in exchange for 5,500,000 shares of the Company's common stock. The assets acquired consist of six diesel electric SCR drilling rigs, three of which are currently operating in South Texas. The other three rigs are currently stacked.

      On December 31, 1996, the Company completed the acquisition of all the South Texas operating assets of Diamond M Onshore, Inc., a wholly owned subsidiary of Diamond Offshore Drilling, Inc. The assets were acquired for approximately $26 million in cash and consist of ten land drilling rigs, all of which are currently operating, 19 hauling trucks, a yard facility in Alice, Texas and various other equipment and drill pipe. DI hired the majority of the personnel operating the assets.

      Also on December 31, 1996, the Company closed a loan facility (the "Facility") with Bankers Trust Company, ING (US) Capital Corporation and NordlandsBanken AS which provided the funds to acquire the assets of Diamond M Onshore, Inc. The Facility provides for an initial $35 million revolving line of credit which reduces by $5 million each year until the December 31, 1999 maturity date. The Facility is secured by substantially all of the Company's assets and calls for quarterly interest payments on the outstanding balance at either LIBOR plus 3% or prime plus 2%. The Facility contains customary affirmative and negative covenants.

      In connection with closing the Facility, DI also completed a private placement of 1,750,000 shares of DI common stock for approximately $4,120,000 to four funds managed by Wexford Management LLC. The proceeds generated from this private placement were utilized to repay a $4,000,000 Norex Drilling term note. DI also agreed to issue more shares to the

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

extent the Wexford funds hold value less than $4,120,000 on the one-year anniversary date of the issuance. Immediate shelf registration rights were also granted by DI in connection with the share issuance. These shares were subsequently registered.

      Each of the Company's acquisitions have been accounted for using purchase accounting. As such all revenues and expenses have been recorded by the Company beginning at the date of acquisition.

(3)   INCOME TAXES

      The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. The Company's foreign owned subsidiaries file tax returns in the country where they are domiciled. The Company records current income taxes based upon its estimated tax liability in the United States and foreign countries for the year. In 1996, the Company recorded $845,000 of current tax expense based its estimate of taxes payable in Venezuela.

      The Company follows Statement of Financial Accounting Standard No. 109 ("SFAS No. 109") which requires the balance sheet approach of income tax accounting whereby deferred income taxes are provided at the balance sheet date for the (a) differences existing in the tax basis of assets and liabilities and their financial statement carrying amounts plus (b) operating loss and tax credit carryforwards.

      At December 31, 1996, the Company had U.S. net operating loss ("NOL") carryforwards of approximately $23.0 million and investment tax credit (ITC) carryforwards of approximately $2.4 million which expire at various times through 2010 and 2000, respectively. The NOL and ITC carryforwards are subject to annual limitations because of the changes in ownership of the Company in 1989, 1994 and 1996.

      For financial accounting purposes, approximately $21.0 million of the NOL carryforwards was utilized to offset the book versus tax basis differential in the recording of the assets acquired in the Mergers and the Mesa acquisition.

      Deferred tax liabilities of approximately $5.5 million exist at December 31, 1996 and are comprised of temporary differences between federal income tax and financial accounting practices for the Company's property and equipment. Deferred tax benefits of $3.7 million exist at December 31, 1996, attributable to costs that were expended for financial reporting purposes that will be deducted in future years for income tax purposes. These items are comprised of workmans compensation and bad debt reserves as well as the current year net operating loss. These items are augmented by the $2.4 million of investment tax credit carryforwards. A net deferred tax benefit of $.6 million was not recognized in 1996 as a valuation allowance was provided against it, as the recognition criteria set forth in SFAS No. 109 for a deferred tax asset, had not been met. At December 31, 1995, deferred tax assets and deferred tax liabilities were $14.6 million and $5.3 million respectively and were primarily attributable to the same items noted above.

      In the Company's Venezuelan subsidiary, no temporary differences exist as of December 31, 1996. In the Company's other foreign subsidiaries, the Company's net operating loss carryforwards and other timing differences will not be recoverable since the Company is exiting these markets.

      The following summarizes the differences between the statutory tax rates applicable in each year and the Company's effective tax rate (amounts in thousands):

                                                                   Nine
                                 Year Ended    Year Ended      Months Ended
                                 December 31,  December 31,     December 31,
                                    1996         1995              1994
                                 ---------     ---------         -------

Tax at statutory rate           $    (3,986)  $   (4,572)      $    (751)

Increase (decrease) in taxes
     resulting from:
     Change in valuation allowance    1,169        4,572             751
     Loss of foreign deductions       3,662           -               -
                                 ----------    ---------         -------
Provision for income taxes       $     845    $       -        $      -
                                 =========     =========         =======

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) LONG-TERM DEBT

    Long-Term debt consists of the following (amounts in thousands):
                                                        DECEMBER 31,
                                                       1996       1995

$35,000 reducing revolving line of credit between
    the Company and Bankers Trust Company, ING(US)
    Capital Corporation and NordlandBanken AS, secured
    by substantially all of the Company's assets;
    bearing interest at either LIBOR plus 3% or prime
    plus 2% due quarterly                            $ 25,000    $ -

$10,000 term loan agreement between the Company and
    NordlandsBanken AS, secured by most of the
    Company's U.S. domestic oil and gas drilling
    equipment; bearing interest at prime plus 21/8%
    (fixed at 8% through June 12, 1996), with 36 equal
    monthly principal installments beginning June 12,
    1995 (Amended October 1, 1995, bearing interest
    at LIBOR plus 21/8% with 36 equal monthly
    installments beginning January 1997). The Company
    had the option to pay interest quarterly and/or
    semi-annually.                                        -         9,444

Note to McRae Energy Corporation, payable from
    available cash flow, as defined, matures
    September 1998                                      1,300       1,300

$2,500 revolving line of credit, which converted to
    a term loan in 1995, with a bank, secured by
    the Company's accounts receivable, bearing
    interest at the bank's prime rate plus 1%
    (9.75% at December 31, 1995)                          -           575

Capital leases, secured by transportation and other
    equipment, bearing interest at 10% to 14%             858         733

Insurance premium financed over 12 months with
    certain insurance agencies due in equal monthly
    installments                                          264         270

Promissory note payable secured by trust deed to
    certain land and building, bearing interest at
    4%, due in monthly installments                        -           47

Promissory note payable secured by trust deed to
    certain land and building, bearing interest at
    9.75%, due in equal monthly installments through
    September 1, 1997                                      37          92
                                                    ---------    --------
                                                       27,459      12,461

Less current maturities                                   613       1,315
                                                    ---------    --------
Long-term debt                                      $  26,846   $  11,146
                                                    =========   =========

DISCONTINUED OPERATIONS:

$3,000 term note with a bank, secured by all the
    Company's oil and gas producing properties,
    bearing interest at the bank's prime rate plus
    1.25% (10% at December 31, 1995) payable in
    monthly installments equal to 75% of the net
    proceeds from production subject to minimum
    semi-annual payments through March 10, 1997.
    This loan was paid in full during 1995          $      -    $   2,114
                                                    --------    ---------

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On December 31, 1996, the Company closed a $35 million reducing revolving line of credit with Bankers Trust Company, ING (US) Capital Corporation and NordlandsBanken AS. The Facility reduces by $5.0 million each year until the December 31, 1999 maturity date. The facility is secured by substantially all the Company's assets and calls for quarterly interest payments on the outstanding balance at either LIBOR plus 3% or prime plus 2% (8.625% at December 31, 1996). The Facility also contains customary affirmative and negative covenants with which the Company was in compliance.

      In connection with entering into the new Facility, the $10.0 million term loan agreement between the Company and NordlandsBanken was paid in full out of existing working capital on December 31, 1996.

      On August 28, 1996, the Company entered into a $4 million term loan with Norex Drilling. The term loan was due on August 29, 1997 and bore interest at 12%. The loan was paid in full from the proceeds of a private placement of the Company's common stock on December 31, 1996.

      The revolving $2,500,000 bank line of credit was converted to a term loan in 1995 with the balance of $575,000 at December 31, 1995 being paid in monthly installments through June 1996. The weighted average outstanding balance for the year ended December 31, 1995 was $867,000 bearing weighted average interest of 10%.

      During 1995, the Company issued 190,000 shares, out of 200,000 authorized, of Series A Preferred stock valued at $1,900,000. The Series A Preferred is redeemable in cash at a redemption price payable from available cumulative Venezuelan positive net cash flows, as defined, commencing the first fiscal quarter following the original issuance date. The Company may redeem, at any time, the Series A Preferred upon consent of the holders or upon written notice commencing five years from the original issuance date. At the election of the Company, dividends may be declared and payable in common stock equivalent to the value of the dividends. Each Series A Preferred holder of record has no voting right on any matters voted on by stockholders of the Company. As referred to in
Note 2, during March 1996, 100,000 shares of Series A Preferred, totaling $1,000,000, were returned to the Company in settlement of asserted claims against An-Son. At December 31, 1995, the balance of the Series A Preferred had been adjusted to reflect this settlement. During 1996, the Company voluntarily redeemed 13,500 shares of Series A Preferred leaving 76,500 shares outstanding at December 31, 1996.

      Annual maturities of the debt outstanding at December 31, 1996 are as follows: 1997 - $613,000; 1998 - $1,583,000; 1999 - $25,202,000; 2000 - $60,000;
and 2001 - $1,000.

(5)   CAPITAL STOCK AND STOCK OPTION PLANS

      During the fourth quarter of 1995, Norex Drilling subscribed to and paid $4,000,000 for a new Company issue of Series B Preferred Stock (the "Series B Preferred"), to be issued subsequent to December 31, 1995. This subscription was in the form of 4,000 shares (10,000 authorized) of Series B 15% Senior Cumulative Redeemable Preferred, par value $1. This stock had annual dividends of 15% per annum, payable through the issuance of additional preferred shares for the first three years. On August 28, 1996 $4,000,000 subscription plus accrued dividends was repaid to Norex Drilling by the Company with the proceeds from a term loan that was made by Norex Drilling to the Company.

      The Company's 1982 Stock Option and Long-Term Incentive Plan for Key Employees (the "1982 Plan") reserves 2,500,000 shares of the Company's common stock for issuance upon the exercise of options. At December 31, 1996 options to purchase 1,871,800 shares of common stock were available for grant under the 1982 Plan. The Company's 1987 Stock Option Plan for Non-Employee Directors (the "1987 Director Plan") reserves 250,000 shares of common stock for issuance upon the exercise of options and provides for the automatic grant of options to purchase shares of common stock to any non-employee who becomes a director of the Company. At December 31, 1996, options under the 1987 Director Plan to purchase 212,800 shares of common stock were available for grant until June 30, 1997. The Company's 1996 Employee Stock Option Plan (the "1996 Plan") reserves 7,000,000 shares of the Company's common stock for issuance upon the exercise of options. At December 31, 1996 options under the 1996 Plan to purchase 5,205,000 shares of common stock were available for grant until July 29, 2006. The exercise price of stock options under the 1982 Plan, the 1987 Director Plan and the 1996 Plan approximates the fair market value of the stock at the time the option is granted. The Company has 2,410,000 shares reserved for other Incentive Stock Option Agreements between the Company and its' executive officers and directors. Two million of the shares are reserved for the Company's President, 50,000 are reserved for the Company's Chief Financial Officer and the remaining shares are reserved for non-employee directors. Options become exercisable in varying increments over four- to

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

five-year periods and the majority of the options expire on the tenth anniversary of the inception of the plans. Stock option activity for all plans was as follows (number of shares in thousands):

                                   Number                   Option

                                  OF SHARES                 PRICE RANGE

Outstanding March 31, 1994:           2,035             $ 0.88- $ 2.38

   Granted                             103              $ 0.88- $ 0.94
   Exercised                            (2)             $ 0.88
   Canceled                           (148)             $ 0.88- $ 1.63

Outstanding December 31, 1994:        1,988             $ 0.88- $ 2.38

   Granted                              253             $ 0.69- $ 0.88
   Canceled                            (267)            $ 0.94- $ 2.38

Outstanding December 31, 1995:        1,974             $ 0.69- $ 1.63

   Granted                               50             $ 0.69- $ 1.00
                                      3,700             $ 1.13- $ 1.75
                                        475             $ 2.56- $ 2.88
   Exercised                           (232)            $ 0.69- $ 1.00
                                        (44)            $ 1.25- $ 1.75
   Canceled                          (1,282)            $ 0.69- $ 1.00
                                       (132)            $ 1.25- $ 1.75

Outstanding December 31, 1996:          276             $ 0.69- $ 1.00
                                      3,758             $ 1.13- $ 1.63
                                        475             $ 2.56- $ 2.88

Exercisable at December 31,1996:        809             $ 0.69- $ 1.75

       At December 31, 1996, the Company has three stock-based compensation plans, which were described above. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's three stock-based compensation plans been determined on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share amounts):

                                           1996           1995
                                         ---------      ------
    Net loss

       As reported                       $   (12,124)   $   (13,447)
       Pro forma                         $   (13,723)   $   (13,447)

    Earnings per share

       As reported                       $      (.18)   $    (.35)
       Pro forma                         $      (.20)   $    (.35)

      For purposes of determining compensation costs using the provisions of SFAS #123, the fair value of option grants were determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options were: risk-free interest rate based on the five year Treasury strips of 7.8%; dividend yield of zero; stock price volatility of 60%; expected option lives of five years.

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)   GEOGRAPHIC AREA INFORMATION

      The following table sets forth the Company's operations based on the geographic areas in which it operates (amounts in thousands).

                                                                 Nine Months
                                  Year Ended     Year Ended      Year Ended
                                  December 31,  December 31,     December 31,
                                    1996            1995             1994
                                   --------       --------          ------

     Revenues:

       Domestic                   $   52,495   $   44,797      $   40,515
       Mexico                          3,504       12,617           1,706
       South America                  25,768       37,295           8,766
                                  ----------   ----------       ---------
                                  $   81,767   $   94,709      $   50,987
                                  ==========   ==========      ==========

     Loss from continuing operations:

       Domestic                   $   (4,002)  $   (4,093)     $   (2,095)
       Mexico                         (3,818)         238             (77)
       South America                  (5,895)      (8,938)           (280)
                                  ----------   ----------       ---------
                                  $  (13,715)  $  (12,793)     $   (2,452)
                                  ==========   ==========      ==========

     Identifiable assets:

       Domestic                   $   103,608  $   39,069      $   47,524
       Mexico                           1,500       4,008           3,470
       South America                   12,711      14,706          11,866
                                   ----------   ---------      ----------
                                  $   117,819  $   57,783      $   62,860
                                  ===========  ==========      ==========

      During the years ended December 31, 1996 and 1995 and the nine months ended December 31, 1994, no customer accounted for more than 10% of the Company's consolidated revenues.

(7)   RELATED-PARTY TRANSACTIONS

      Prior to June 2, 1994, certain of the Company's insurance coverage, including workers' compensation and excess liability coverage, was arranged by American Premier as part of a program which American Premier provided to its subsidiaries. Subsequent to the sale of the Company's common shares by American Premier, the Company obtained workers' compensation, excess liability coverage and certain other insurance from other sources. The Company and American Premier entered into an agreement pursuant to which the Company agreed to reimburse American Premier for all amounts advanced by American Premier from time to time on behalf of the Company in connection with American Premier's administration of the Company's workers' compensation and certain other insurance programs for the periods between July 20, 1989 and the closing of the common stock transaction. The amount reimbursable to American Premier at December 31, 1995 relating to this program was $1,900,000. All amounts outstanding under the program were paid in full during 1996.

      During the year ended March 31,1994, Thermal Drilling, Inc. ("Thermal"), the minority interest owner of the Company's majority-owned subsidiary, DI/Perfensa Inc. ("DI/Perfensa"), borrowed and repaid with interest certain sums from DI/Perfensa. At December 31, 1996 and 1995, $60,000 was due to DI/Perfensa from the President of Thermal.

      As part of the Merger agreements, the 1995 subscription by Norex Drilling for 4,000 shares of Series B preferred Stock and related Series B Warrants was rescinded. The $4,000,000 subscription plus accrued dividends was repaid to Norex Drilling by the Company with the proceeds from a term loan that was made by Norex Drilling to the Company. Interest was at 12% and was payable on the last business day of each calendar quarter. The note payable was paid in full December 31,1996 using the proceeds from a private placement of the Company's common stock.

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On June 10, 1996, Norex Drilling advanced $1,000,000 to the Company pursuant to a Promissory Note (the "Note") and Commercial Security Agreement. The Note provided for interest at 12% per annum, and matured on the Closing Date of the Merger transactions. The Company's domestic accounts receivable were pledged under the security agreement. The Company repaid this loan, plus accrued interest, in early July 1996 with the proceeds from the sale of the assets discussed in footnote 2.

      A consulting fee of $10,000 per month has been paid by the Company under a consulting arrangement with the Company's Chairman of the Board.

      One of the Company's directors is a partner in a law firm that performed legal services for the Company. During 1996 the Company paid the firm $200,000.

(8)   LEASE COMMITMENTS

      The Company leases certain office space under noncancellable lease agreements accounted for as operating leases. At December 31, 1996, lease commitments under noncancellable operating leases with an initial term of more than one year are $96,000 for the year ended December 31, 1996. Rental expense under operating leases was $109,000 and $101,000 for the years ended December 31, 1996 and 1995, and $77,000 for the nine months ended December 31, 1994. The Company's future lease commitments are approximately $264,000 per year through 2002.

      Capital leases for the Company's field trucks and automobiles are included in long-term debt.

(9)   CONTINGENCIES

      The Company was proceeding against Charlestown Industries, Inc. (a 50% "Partner"), who was a co-defendant, along with the Company, in the joint venture to recover their respective portion ($1,800,000) of the OFS 1987, Mid-Year et. al. v DI Exploration lawsuit. In 1994, a judgment was rendered in favor of the Company against the Partner in the state of Oklahoma. The Partner, subsequent to the judgement, filed for protection under the US Bankruptcy Act and the Company's claim was ruled on by the bankruptcy court in October of 1996. The bankruptcy court ruled against the Company. The Company has determined not to pursue other appeals. Since the future recovery of the amount and term of recovery was uncertain no amount had been recorded by the Company.

      The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition or results of operations.

      Substantially all of the Company's contract drilling activities are conducted with independent oil and gas companies in the United States or with national utility or national petroleum companies in Mexico, Central America and South America. Historically, the Company has not required collateral or other security for the related receivables from such customers. However, the Company has required certain customers to deposit funds in escrow prior to the commencement of drilling. Actions typically taken by the Company in the event of nonpayment include filing a lien on the customer's producing properties and filing suit against the customer.

(10)  EMPLOYEE BENEFIT PLAN

      The Company has a defined contribution employee benefit plan covering substantially all of its employees. The Company matches individual employee contributions up to 2% of the employee's compensation. Employer matching contributions under the plan totaled $104,000 and $144,000 for the years ended December 31, 1996 and 1995, and $55,000 for the nine months ended December 31, 1994. Employer matching contributions vest over a five year period. Effective January 1, 1997, the Company increased the matching provisions to include matching 100% of the first 3% of individual employee contributions and 50% of the next 3% of individual employee contributions. Other provisions of plans were also amended.

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)  NON-RECURRING CHARGES

      During the year ended December 31, 1996, the Company recorded non-recurring charges of $6.1 million which included $1.1 million in employment severance costs, $4.6 million in cost to exit the Argentina and Mexico markets and $.4 million of other non-recurring charges. The employment severance cost includes $602,000 in contractual severance pay to be paid over a two year period to the Company's former President and Chief Executive Officer and the transfer to him of certain drilling equipment with a net book value of $535,000 in settlement of a dispute over stock options to purchase the Company's common stock. As a result of the Company's desire to redeploy assets to more profitable markets, the Company decided to withdraw from both the Argentina and Mexico markets. As a result, the Company has recorded estimated exit costs of $1.3 million for Mexico which primarily consists of the forfeiture of a performance bond and other costs to be incurred to close the office and exit the market and exit costs of $.8 million for Argentina which primarily consists of costs expected to be incurred during the period necessary to close the office and exit the market. In addition, the Company has tentatively agreed to sell three of the six drilling rigs and certain other assets located in Argentina for $1.5 million. As a result, the Company recorded a write down of rig equipment and other assets of $2.5 million. The remaining Argentina rigs will be mobilized to the United States or possibly Venezuela where they will be refurbished and returned to service. Mobilization costs will be expensed as they are incurred during 1997.

(12)  SUBSEQUENT EVENTS

      On January 31, 1997, the Company acquired the operating assets of Flournoy Drilling Company for 12,426,000 shares of DI common stock and $800,000 in cash. The assets acquired include 13 drilling rigs, 17 rig hauling trucks, a yard and office facility in Alice, Texas and various other equipment and drill pipe. With respect to one-half of the shares to be issued in the transaction, DI agreed to issue additional shares if the shareholders of Flournoy hold value less than $2 per share one year from closing.

      The December 31, 1996 consolidated balance sheet includes the effect of the Mergers, the Diamond M acquisition, the Mesa acquisition, the private placement and the new credit facility. The unaudited proforma balance sheet assumes the Flournoy acquisition and related common stock issuance occurred on December 31, 1996. The rigs acquired in the Mergers had no historical operations as they were stacked while owned by RTO and LRAC. The following unaudited consolidated proforma results of operations assume the Mergers, the Diamond M acquisition, the Mesa acquisition, the Flournoy acquisition, the private placement and the new credit facility had occurred at January 1, 1996 and do not purport to be indicative of what would have occurred had the transactions occurred at those dates or of results which may occur in the future. The unaudited proforma results of operations shown below include the operations of Diamond M and Flournoy and additional expenses for storing the rigs acquired in the Mergers (in thousands, except per share amounts):

                                              As of
                                        DECEMBER 31, 1996

Working capital                           $      5,995
Total assets                                   158,322
Shareholders' equity                            95,712

                                          For the year ended
                                          DECEMBER 31, 1996

Total revenue                             $     148,779
Net income (loss)applicable to common stock     (13,006)
Net income (loss) per share                        (.09)

      On March 10, 1997, the Company entered into an agreement to acquire by merger Grey Wolf Drilling Company ("Grey Wolf") for up to $61.6 million in cash and approximately 14.0 million shares of the Company's common stock. The number of shares to be issued in the merger is subject to decrease or increase if the average trading price of DI's common stock ten days prior to the merger is greater than $4.00 or less than $3.00 per share. Additionally, the merger agreement calls for the decrease of the cash consideration and a corresponding increase in the number of shares issued so that at least 45% of the value of the merger consideration consists of the Company's common stock. An escrow will be established for certain post-closing contingencies with $5 million of the cash consideration. The Merger is subject to obtaining regulatory and Grey Wolf shareholder's approval and certain other conditions. The Company expects this merger to close by the end of the second quarter of 1997.

(13)  QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data for years ended December 31, 1996 and 1995, and the nine months ended December 31, 1994 are set forth below (amounts in thousands, except per share amounts).

                                      QUARTER ENDED
                               March     June      September     December
                               1996      1996         1996         1996

Revenues                   $  20,102   $  19,183   $  22,031   $  20,451
Gross profit (loss) (1)        1,166        (199)      3,144      (2,732)
Operating loss                (1,253)     (2,398)      1,108     (11,172)
Loss-continuing operations    (1,491)        524         808     (10,718)
Discontinued operations           -           -           -           -
Net loss                      (1,491)        524         808     (11,563)
Net loss per common share       (.04)        .01         .01        (.09)

                                                    QUARTER ENDED
                               March       June     September   December
                               1995        1995        1995       1995

Revenues                   $  22,344   $  23,151   $ 27,106   $ 22,108
Gross profit(1)                 (180)      1,075        448       (459)
Operating loss                (1,946)       (814)    (1,565)    (8,468)
Loss-continuing operations    (2,219)     (1,122)    (1,234)    (8,100)
Discontinued operations          (11)       (543)      (116)      (102)
Net loss                      (2,230)     (1,665)    (1,350)    (8,202)
Net loss per common share       (.06)       (.04)      (.03)      (.22)


                                   QUARTER ENDED
                                June   September  December
                                1994     1994     1994

Revenues                    $ 14,331  $17,215   $19,441
Gross profit (1)                  29      545     1,425
Operating income (loss)       (1,292)    (837)     (323)
Income (loss)-continuing
     operations                 (935)    (872)     (453)
Discontinued operations           14       49       (12)
Net income (loss)               (921)    (823)     (465)
Net loss per common share       (.03)    (.02)     (.01)

(1) Gross Profit is computed as consolidated revenues less operating expenses (which excludes expenses for Depreciation and Amortization, General and Administrative and Non-Recurring Charges).

                                                           SCHEDULE II

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                   Balance at  Additions  Collections Balance at
                                    Beginning  Charged to    and        End
                                    OF PERIOD   ALLOWANCE  WRITE-OFFS OF PERIOD

Nine Months Ended December 31, 1994:
    Allowance for doubtful accounts
      receivable                     $  2,171   $  122    $   (227)  $  2,066
                                    =========     ======    =========  ========
Year Ended December 31, 1995:
    Allowance for doubtful accounts
      receivable                     $  2,066   $  291    $  (406)   $  1,951
                                 =============  =======   ========    =======

Year Ended December 31, 1996:
    Allowance for doubtful accounts
      receivable                     $  1,951   $  302    $  (920)   $  1,333
                                  =============  ========  ========  ========

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Deloitte & Touche LLP was previously the principal accountants for DI Industries, Inc. On October 2, 1996, that firm's appointment as principal accountants was terminated and KPMG Peat Marwick LLP was engaged as principal accountants. The decision to change accountants was approved by the Board of Directors upon recommendation of the Audit Committee of the Board of Directors.

    In connection with the audits of the two fiscal years ended December 31, 1995, and the subsequent interim period through June 30, 1996, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

    The audit reports of Deloitte & Touche LLP on the consolidated financial statements of DI Industries, Inc. and subsidiaries as of and for the years ended December 31, 1995 and 1994, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference to such information appearing under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of shareholders and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item as to the management of the Company is hereby incorporated by reference to such information appearing under the caption "Executive Compensation" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference to such information appearing under the caption "Nominees for Director" and "Certain Shareholders" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of shareholders and to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference to such information appearing under the caption "Certain Transactions" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of shareholders and is to filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)The following documents are filed as part of this report:

       1. AND 2. FINANCIAL STATEMENTS AND SCHEDULE.

       The consolidated financial statements and supplemental schedule of DI Industries, Inc. and Subsidiaries are included in Part II, Item 8 and are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule therein.

       3.EXHIBITS

         EXHIBIT NO.                  DOCUMENTS
         -----------                  ---------
         2.1          --Agreement and Plan of Merger dated May 7, 1996, among DI Industries, Inc. DI Merger
                        Sub, Inc., Roy T. Oliver, Inc. And Land Rig Acquisition Corp. (Incorporated herein by reference to Exhibit 2.1 to Registration Statement No. 333-6077).
         2.1.1        --Amendment to Agreement and Plan of Merger dated May 7, 1996, among DI Industries,
                        Inc., DI Merger Sub, Inc., Roy T. Oliver, Jr., Mike L. Mullen, R.T. Oliver, Inc. and Land
                        Rig Acquisition Corp. (Incorporated herein by reference to Exhibit 2.1.1 to Registration
                        Statement No. 333-6077).
         2.1.2        --Second Amendment and Plan of Merger dated July 26, 1996, among DI Industries, Inc., DI
                        Merger Sub, Inc., Roy T. Oliver, Jr., Mike L. Mullen, R.T. Oliver, Inc. and Land Rig
                        Acquisition Corp. (Incorporated herein by reference to Exhibit 2.1.2 to Amendment No. 1 to Registration Statement No. 333-6077).
         2.2          --Agreement and Plan of Merger dated May 7, 1996, among DI Industries, Inc. and Somerset
                        Investment Corp. (Incorporated herein by reference to Exhibit 2.2 to Registration Statement
                        No. 333-6077).
         2.2.1        --Amendment to Agreement and Plan of Merger dated May 7, 1996, among DI industries, Inc.
                        and Somerset Investment Corp. (Incorporated herein by reference to Exhibit 2.2.1 to
                        Registration Statement No. 333-6077).
         2.2.2        --Second Amendment to Agreement an Plan of Merger dated July 26, 1996, among DI
                        Industries, Inc. and Somerset Investment Corp. (Incorporated herein by reference to Exhibit
                        2.2.2 to Amendment No. 1 to Registration Statement No. 333-6077).
         2.3          --Asset Purchase Agreement dated October 3, 1996, by and
                        between the Company and Meritus, Inc., a Texas
                        corporation, Mesa Rig 4 L.L.C., a Texas limited
                        liability company, Mesa Venture, a Texas general
                        partnership and Mesa Drilling, Inc., a Texas corporation
                        (Incorporated by reference to Exhibit 2.1 to
                        Registration no. 333-14783).
         2.4.1        --Asset Purchase Agreement dated November 12, 1996, between Diamond M Onshore, Inc.
                        and Drillers, Inc. (the Asset purchase Agreement") (Incorporated herein by reference to
                        Exhibit 2.1 to Form 8-K dated December 30, 1996).
         2.4.2        --Letter Agreement dated December 31, 1996, between
                        Diamond M Onshore and Drillers, Inc. amending the Asset
                        Purchase Agreement (Incorporated herein by reference to
                        Exhibit 2.2 to Form 8-K dated December 30, 1996).
         2.5          --Asset Purchase Agreement dated December 31, 1996, between Flournoy Drilling Company and Drillers, Inc. (Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed January
                        31, 1997).
         2.6          --Agreement and Plan of Merger dated March 7, 1997, by
                        and among DI Industries, Inc., Drillers Inc., and Grey
                        Wolf Drilling Company including form of Escrow
                        Agreement, form of Trust Under Grey Wolf Drilling
                        Company Deferred Corporation Plan, and form of Grey Wolf
                        Drilling Company Deferred Compensation Plan.
                        (Incorporated herein by reference to Exhibit 10.1 to
                        Form 8-K filed March 10, 1997).
         2.7          --Voting and Support Agreement dated March 7, 1997, of Sheldon B. Lubar. (Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated March 10, 1997).
         2.8          --Voting and Support Agreement dated March 7, 1997, of Felicity Ventures, Ltd.
                        (Incorporated herein by reference to Exhibit 10.3 to Form 8-K dated March 10, 1997).

         2.9          --Voting and Support Agreement dated March 7, 1997, of James K.B. Nelson. (Incorporated herein by reference to Exhibit 10.4 to Form 8-K dated March 10, 1997).
         2.10         --Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling
                        Company and James K.B. Nelson. (Incorporated herein by reference to Exhibit 10.5 to Form
                        8-K dated March 10, 1997).
         2.11         --Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling
                        Company and Billy G. Emanis. (Incorporated herein by reference to Exhibit 10.6 to Form 8-
                        K dated March 10, 1997).
         2.12         --Indemnification Agreement dated as of March 6, 1997,
                        by and between Grey Wolf Drilling Company and Bill
                        Brannon. (Incorporated herein by reference to Exhibit
                        10.7 to Form 8-K dated March 10, 1997).
         2.13         --Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling
                        Company and Tom L. Ferguson. (Incorporated herein by reference to Exhibit 10.8 to
                        Form 8-K dated March 10, 1997).
         2.14         --Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling
                        Company and John D. Peterson. (Incorporated herein by reference to Exhibit 10.9 to
                        Form 8-K dated March 10, 1997).
         2.15         --Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling
                        Company and Janet V. Campbell. (Incorporated herein by reference to Exhibit 10.10 to
                        Form 8-K dated March 10, 1997).
         2.16         --Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling
                        Company and Sheldon B. Lubar. (Incorporated herein by reference to Exhibit 10.11 to Form
                        8-K dated March 10, 1997).
         2.17         --Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling
                        Company and Robert P. Probst. (Incorporated herein by reference to Exhibit 10.12 to
                        Form 8-K dated March 10, 1997).
         2.18         --Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling
                        Company and Uriel E. Dutton. (Incorporated herein by reference to Exhibit 10.13 to
                        Form 8-K dated March 10, 1997).
         3.1          --Articles of Incorporation of DI Industries, Inc., as amended.
         3.2          --By-Laws of DI Industries, Inc., as amended.
         3.3          --Statement of Resolutions Establishing the Series A Convertible Redeemable Preferred
                        Stock.
         10.1         --Shareholders' Agreement dated May 7, 1996, among Somerset Drilling Associates, L.L.C.,
                        Roy T. Oliver, Jr., U.S. Rig and Equipment, Inc., Mike Mullen Energy Equipment Resource,
                        Inc., GCT Investments, Inc., Mike L. Mullen, Norex Drilling Ltd., and Pronor Holdings, Ltd.
                        (Incorporated herein by reference to Exhibit 10.9 to Registration Statement No. 333-6077).
         10.1.1       --Amendment to Shareholders' Agreement dated May 7, 1996, among Somerset Drilling
                        Associates, L.L.C., Somerset Capital Partners, Roy T. Oliver, Jr., U.S. Rig and Equipment,
                        Inc., Mike Mullen Energy Equipment Resource, Inc., GCT Investments, Inc., Mike L.
                        Mullen, Norex Drilling Ltd., and Pronor Holdings, Ltd. (Incorporated herein by reference to Exhibit 10.9.1 to Registration Statement No. 333-6077).
         10.2         --Form of Shadow Warrant to be issued to the shareholders of Somerset Investment
                        Corporation. (Incorporated herein by reference to Exhibit 10.10 to Registration Statement
                        No. 333-6077).
         10.3         --Form of Shadow Warrant to be issued to the shareholders of R.T. Oliver, Inc. And Land Rig
                        Acquisition Corporation (Incorporated herein by reference to Exhibit 10.11 to Registration
                        Statement No. 333-6077).
         10.4         --Registration Rights Agreement dated May 7, 1996, among Somerset Drilling Associates,
                        L.L.C., Roy T. Oliver, Jr., U.S. Rig and Equipment, Inc., Mike Mullen Energy Equipment
                        Resource, Inc., GCT Investments, Inc., Norex Drilling Ltd., and Pronor Holdings, Ltd.
                        (Incorporated herein by reference to Exhibit 10.12 to Registration Statement No. 333-6077)
         10.4.1       --Amendment to Registration Rights Agreement dated May 7, 1996, among Somerset Drilling
                        Associates, L.L.C., Somerset Capital Partners, Roy T. Oliver, Jr., U.S. Rig and Equipment,
                        Inc., Mike Mullen Energy Equipment Resource, Inc., GCT Investments, Inc., Norex Drilling
                        Ltd., and Pronor Holdings, Ltd. (Incorporated herein by reference to Exhibit 10.12.1 to
                        Registration Statement No. 333-6077).

         10.4.2       --Second Amendment to Registration Rights Agreement dated July 26, 1996, among Somerset
                        Drilling Associates, L.L.C., Somerset Capital partners, Roy T. Oliver, Jr., U.S. Rig and
                        Equipment, Inc., Mike Mullen Energy Equipment Resource, Inc., GCT Investments, Inc.,
                        Norex Drilling Ltd., and Pronor Holdings, Ltd. (Incorporated herein by reference to Exhibit
                        10.4.2 to Amendment No. 1 to Registration Statement No. 333-6077).
         10.5         --Investment Monitoring Agreement dated May 7, 1996, among DI Industries, Inc., Somerset
                        Capital Partners and Somerset Drilling Associates, L.L.C. (Incorporated herein by reference to Exhibit 10.13 to Registration Statement No. 333-6077).
         10.6         --Form of Non-Competition Agreement to be executed among DI Industries, Inc., Roy T.
                        Oliver, Jr., U.S. Rig and Equipment, Inc., Mike L. Mullen and mike Mullen Energy
                        Equipment Resource, Inc. (Incorporated herein by reference to Exhibit 10.14 to Registration
                        Statement No. 333-6077).
         10.7         --Employment Agreement dated September 3, 1996, by and between the Company and
                        Thomas P. Richards (incorporated herein by reference to Exhibit 10.1 to Registration
                        Statement No. 333-14783).
         10.8         --Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the
                        Company and Thomas P. Richards. (Incorporated herein by reference to Exhibit 10.2 to
                        Registration Statement No. 333-14783).
         10.9         --Letter Agreement dated April 2, 1996, by and between the Company and T. Scott O'Keefe, regarding consulting arrangement and stock options. (Incorporated herein by reference to
                        Exhibit 10.9 to Post Effective Amendment No. 1 to Registration Statement No. 333-14783).
         10.10        --Letter Agreement dated August 31, 1996, by and between the Company and T. Scott
                        O'Keefe, regarding employment and stock options. (Incorporated herein by reference to
                        Exhibit 10.10 to Post Effective Amendment No. 1 to Registration Statement No. 333-
                        14783).
         10.11        --Employment Agreement dated September 17, 1996, by and between the Company and
                        Forrest M. Conley, Jr. (Incorporated herein by reference to Exhibit 10.11 to Post Effective
                        Amendment No. 1 to Registration Statement No. 333-14783).
         10.12        --Incentive Stock Option Agreement dated September 17, 1996, by and between the Company and Forrest M. Conley, Jr. (Incorporated herein by reference to Exhibit 10.12 to Post
                        Effective Amendment No. 1 to Registration Statement No. 333-14783).
         10.13        --Employment Agreement dated September 3, 1996, by and between the Company and
                        Ronnie E. McBride. (Incorporated herein by reference to Exhibit 10.13 to Post Effective
                        Amendment No. 1 to Registration Statement No. 333-14783).
         10.14        --Incentive Stock Option Agreement dated September 3, 1996, by and between the Company and Ronnie E. McBride. (Incorporated herein by reference to Exhibit 10.14 to Post Effective
                        Amendment No. 1 to Registration Statement No. 333-14783).
         10.15        --Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the
                        Company and Ronnie E. McBride. (Incorporated herein by reference to Exhibit 10.15 to
                        Post Effective Amendment No. 1 to Registration Statement No. 333-14783).
         10.16        --Employment Agreement dated October 1, 1996, by and between the Company and Terrell
                        L. Sadler. (Incorporated herein by reference to Exhibit 10.16 to Post Effective Amendment
                        No. 1 to Registration Statement No. 333-14783).
         10.17        --Non-Qualified Stock Option Agreement dated October 1, 1996, by and between the
                        Company and Terrell L. Sadler. (Incorporated herein by reference to Exhibit 10.17 to Post
                        Effective Amendment No. 1 to Registration Statement No. 333-14783).
         10.18        --Incentive Stock Option Agreement dated October 1, 1996, by and between the Company and
                        Terrell L. Sadler. (Incorporated herein by reference to Exhibit 10.17 to Post Effective
                        Amendment No. 1 to Registration Statement No. 333-14783).
         10.19        --DI Industries, Inc.  1996 Employee Stock Option Plan. (Incorporated herein by reference to DI Industries, Inc. 1996 Annual Meeting of Shareholders definitive proxy materials
         10.20        --Stock Purchase Agreement dated as of December 28,
                        1996, between DI Industries, and Wexford Special
                        Situations 1996, L.P., Wexford-Euris Special Situations
                        1996, L.P., Wexford Special Situations 1996
                        Institutional, L.P. and Wexford Special Situations 1996
                        Limited (Incorporated herein by reference to Exhibit
                        10.1 to Form 8-K dated December 30, 1996).

         10.21        --Senior Secured Reducing Revolving Credit Agreement dated as of December 31, 1996, among DI Industries, Inc. and Drillers, Inc. (as borrowers), DI International, Inc. (as guarantor), Bankers Trust Company (as agent and  administrative agent), ING (US) Capital
                        Corporation (as co-agent) and Nordlandsbanken AS (as lender). (Incorporated herein by reference to Exhibit 99.1 to Form 8-K dated December 30, 1996).
         10.22        --Asset Purchase Agreement dated December 31, 1996, by
                        and between Flournoy Drilling Company and Drillers, Inc.
                        (Incorporated herein by reference to Exhibit 2.1 to Form
                        8-K dated January 31, 1996).
         10.23        --Form of Shareholder Agreement entered into January 31, 1997, by DI Industries, Inc.,
                        Drillers, Inc., and Lucien Flournoy, Maxine E. Flournoy, Betty Louise Flournoy Fields,
                        Helen Ruth Flournoy Pope, Mary Anne Flournoy Guthrie, F.C. West, Gregory M. Guthrie,
                        Byron W. Fields, John B. Pope, the Flournoy First, Second and Third Fields Grandchild
                        Trusts, the Flournoy First, Second and Third Pope Grandchild Trusts, and the Flournoy First,
                        Second, Third, Fourth and Fifth Guthrie Grandchild Trusts. (Incorporated herein by reference to Exhibit 10.22 to Amendment No. 2 to Registration Statement No. 333-20423).
         10.27        --Drillers Inc. 1982 Stock Option and Long-Term Incentive Plan for Key Employees.
                        (Incorporated by reference to Drillers Inc. 1982 Annual Meeting definitive proxy solicitation materials.)
         10.28        --Drillers Inc. Stock Option Plan for Non-Employee Directors.  (Incorporated by reference to  Drillers Inc. 1982 Annual Meeting definitive proxy solicitation materials.)
         10.29        --DI Industries, Inc. 1987 Stock Option Plan for Non-Employee Directors.  (Incorporated by
                        reference to  DI Industries, Inc. 1987 Annual Meeting definitive proxy solicitation materials.)
         *10.30       --Non-Qualified Stock Option Agreement dated December 16, 1996, by and between the
                        Company and Forrest M. Conley, Jr.
         *10.31       --Employment Agreement dated March 17, 1997, by and between the Company and Gary
                        D. Lee.
         *10.32       --Incentive Stock Option Agreement dated March 17, 1997, by and between the Company and Gary D. Lee.
         *11.1        --Statement regarding computation of per share earnings.
          16.1        --Change in Certifying Accountant. (Incorporated by reference to Exhibit 16.1 to 8-K filed on October 2, 1996.)
         *21.1        --List of Subsidiaries of DI Industries, Inc.
         *24.1        --Consent of KPMG Peat Marwick LLP
         *24.2        --Consent of Deloitte & Touche LLP
         *27.         --Financial Data Schedule

------
* Filed herewith.

    (b)Reports on Form 8-K

      A current report on form 8-K was filed with the Securities and Exchange Commission on December 30, 1996 announcing the Company's acquisition of the South Texas operating assets of Diamond M Onshore, Inc. and the Company's new $35.0 million loan facility dated December 31, 1996, with Bankers Trust Company, ING (US) Capital Corporation and NordlandsBanken AS (Item 2). Also, announced was the Company's private placement of 1.75 million shares of the Company's common stock and the signing of a definitive asset purchase agreement to acquire the operating assets of Flournoy Drilling Company (Item 5). The current report set forth Diamond M Onshore, Inc.'s statement of net assets of certain properties as of September 30, 1996 (Unaudited) and December 31, 1995 and of Revenues and Certain Expenses of Certain Properties for the nine months ended September 30, 1996 (Unaudited) and the year ended December 31, 1995 (Item 7). A current report on Form 8-K (Item 2) was filed with the Securities and Exchange Commission on January 31, 1997. This Current Report reported the acquisition of the operating assets of Flournoy Drilling Company and the election of Mr. Lucien Flournoy, the founder of Flournoy Drilling Company to the Company's Board of Directors. A current report on Form 8-K (Item 5) was filed with the Securities and Exchange Commission on March 10, 1997 announcing the signing of an agreement to acquire by merger Grey Wolf Drilling Company.

                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this twenty-eighth
(24th) day of March, 1997.

                                    DI Industries, Inc.

                                    By:  /S/ THOMAS  P. RICHARDS
                                             Thomas P. Richards, President and
                                             Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES AND CAPACITIES                                            DATE

    By:  /S/ THOMAS P. RICHARDS                                  March 24, 1997
        ----------------------------------------------------
        Thomas P. Richards, President and  Chief Executive
        Officer (Principal Executive Officer)

    By:  /S/ T. SCOTT O'KEEFE                                    March 24, 1997
        ----------------------------------------------------
         T. Scott O'Keefe, Senior Vice President and Chief
         Financial Officer

    By: /S/ DAVID W. WEHLMANN                                    March 24, 1997
        ----------------------------------------------------
        David W. Wehlmann, Vice President and Controller

    By:  /S/  IVAR SIEM                                          March 24, 1997
        ----------------------------------------------------
        Ivar Siem, Chairman of the Board and Director

    By: /S/ ROY T. OLIVER                                        March 24, 1997
        ----------------------------------------------------
        Roy T. Oliver, Director

    By:  /S/ STEVEN A. WEBSTER                                   March 24, 1997
        ----------------------------------------------------
        Steven A. Webster, Director

    By:  /S/ WILLIAM R. ZIEGLER                                  March 24, 1997
        ----------------------------------------------------
        William R. Ziegler, Director

    By: /S/ PETER M. HOLT                                        March 24, 1997
        ----------------------------------------------------
        Peter M. Holt, Director