Form 10-Q
period 1997-03-31
DI INDUSTRIES INC
filed 1997-05-05
CIK 320186

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997     Commission File Number 1-8226


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

       Registrant's telephone number, including area code: (713) 435-6100


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    X     No
                                        ------      ------


     The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at April 30, 1997, was 137,541,034.

================================================================================

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                              PAGE
                                                                              ----
PART I.       Financial Information

              Item 1.  Financial Statements
                       Consolidated Balance Sheets                             3
                       Consolidated Statements of Operations                   4
                       Consolidated Statements of Shareholders' Equity         5
                       Consolidated Statements of Cash Flows                   6
                       Notes to Consolidated Financial Statements              7
              Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                 10

PART II.      Other Information

              Item 1.  Legal Proceedings                                      15
              Item 2.  Changes in Securities                                  15
              Item 4.  Submission of Matters to a Vote of Security Holders    15
              Item 5.  Other Information                                      15
              Item 6.  Exhibits and Reports in Form 8-K                       15


              Signatures                                                      16

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                                             March 31,   December 31,
                                                               1997          1996
                                                             ---------    ---------
                                                            (Unaudited)
                                ASSETS
 Current assets:
     Cash and cash equivalents                               $   3,693    $   6,162
     Restricted cash - insurance deposits                          250        1,000
     Accounts receivable, net of allowance of $1,310
       and $1,333, respectively                                 25,395       15,866
     Rig inventory and supplies                                    428          936
     Assets held for sale                                          557          557
     Prepaids and other current assets                           4,054        3,690
                                                             ---------    ---------
          Total current assets                                  34,377       28,211
                                                             ---------    ---------

 Property and equipment:
     Land, buildings and improvements                            5,042        4,312
     Drilling and well service equipment                       141,916       95,059
     Furniture and fixtures                                      1,208        1,088
                                                             ---------    ---------
                                                               148,166      100,459
     Less: accumulated depreciation and amortization           (14,159)     (11,983)
                                                             ---------    ---------
          Net property and equipment                           134,007       88,476
                                                             ---------    ---------

 Other noncurrent assets                                         1,044        1,132
                                                             ---------    ---------
                                                             $ 169,428    $ 117,819
                                                             =========    =========
              LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
     Current maturities of long-term debt                    $   1,997    $     613
     Accounts payable                                           14,050       11,826
     Accrued workers' compensation                               2,164        1,502
     Payroll and related employee costs                          4,422        3,340
     Customer advances                                             777        2,466
     Taxes payable                                               1,083          845
     Other accrued liabilities                                     810        1,424
                                                             ---------    ---------
          Total current liabilities                             25,303       22,016
                                                             ---------    ---------

 Long-term debt net of current maturities                       32,071       26,846
 Other long-term liabilities and minority interest               3,177        3,299
 Deferred income taxes                                          10,109          248
 Series A preferred stock - mandatory redeemable                   726          764

 Commitments and contingent liabilities                           --           --

 Shareholders' equity:
     Series B preferred stock, $1 par value; 10,000 shares
          authorized; none outstanding                            --           --
     Common stock, $.10 par value; 300,000,000 shares
          authorized 137,524,034 and 125,043,234 issued
          and outstanding, respectively                         13,752       12,504
     Additional paid-in capital                                129,135       99,301
     Cumulative translation adjustments                           (404)        (404)
     Accumulated deficit                                       (44,441)     (46,755)
                                                             ---------    ---------
          Total shareholders' equity                            98,042       64,646
                                                             ---------    ---------
                                                             $ 169,428    $ 117,819
                                                             ---------    =========

         See accompanying notes to consolidated financial statements.

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amount in thousands, except per share data)
                                  (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                          ----------------------
                                                                            1997          1996
                                                                          ---------    ---------
Revenues:
     Contract drilling                                                    $  35,975    $  20,102

Costs and expenses:
     Drilling operations                                                     28,792       18,936
     Depreciation and amortization                                            2,207        1,097
     General and administrative                                               1,654          720
     Non-recurring charges                                                     --            602
                                                                          ---------    ---------
         Total costs and expenses                                            32,653       21,355
                                                                          ---------    ---------

Operating income (loss)                                                       3,322       (1,253)

Other income (expense):
     Interest income                                                             92           11
     Gain on sale of assets                                                      30           15
     Interest expense                                                          (672)        (262)
     Minority interest                                                          202           (2)
     Other, net                                                                   2         --
                                                                          ---------    ---------
         Other income (expense), net                                           (346)        (238)
                                                                          ---------    ---------

Income (loss) before income taxes                                             2,976       (1,491)

Income taxes                                                                    662         --
                                                                          ---------    ---------

Net income (loss)                                                             2,314       (1,491)

Series A preferred stock redemption premium                                     (22)         --
Series B preferred stock
subscription dividend requirement                                              --           (150)
                                                                          ---------    ---------

Net income (loss) applicable to common stock                              $   2,292    $  (1,641)
                                                                          =========    =========

Net income (loss) per common share                                        $     .02    $    (.04)
                                                                          =========    =========

Weighted average common and common equivalent shares outstanding            133,334       38,669
                                                                          =========    =========



         See accompanying notes to consolidated financial statements.

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)
                                  (Unaudited)



                                 Series B
                                 Preferred     Common
                                   Stock        Stock       Additional                    Cumulative
                                  $1 par       $.10 par       Paid-in                     Translation
                                   Value        Value         Capital        Deficit      Adjustments       Total
                                -----------   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 1995      $     4,000   $     3,867   $    46,458    $   (34,631)          --      $    19,694

    Series B preferred stock
       dividend requirement             150          --            --             (150)          --             --

    Net loss                           --            --            --           (1,491)          --           (1,491)
                                -----------   -----------   -----------    -----------    -----------    -----------

Balance, March 31, 1996         $     4,150   $     3,867   $    46,458    $   (36,272)   $      --      $    18,203
                                ===========   ===========   ===========    ===========    ===========    ===========



Balance, December 31, 1996      $      --     $    12,504   $    99,301    $   (46,755)   $      (404)   $    64,646

    Issuance of shares in
       Flournoy transaction            --           1,243        29,823           --             --           31,066

    Exercise of stock options          --               5            33           --             --               38

    Redemption of Series A
       preferred stock                 --            --             (22)          --             --              (22)

    Net income                         --            --            --            2,314           --            2,314
                                -----------   -----------   -----------    -----------    -----------    -----------

Balance, March 31, 1997         $      --     $    13,752   $   129,135    $   (44,441)   $      (404)   $    98,042
                                ===========   ===========   ===========    ===========    ===========    ===========






         See accompanying notes to consolidated financial statements.

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)


                                                             Three Months Ended
                                                                 March 31,
                                                            --------------------
                                                              1997        1996
                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                        $  2,314    $ (1,491)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                         2,207       1,097
         Provision for deferred income taxes                     424        --
         Gain on sale of assets                                  (30)        (15)
   Net effect of changes in assets and liabilities
      related to operating accounts                           (6,766)        886
                                                            --------    --------
      Cash provided by (used in) operating activities         (1,851)        477

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                           (7,247)       (921)
   Proceeds from sale of property and equipment                   42          19
                                                            --------    --------
      Cash used in investing activities                       (7,205)       (902)
                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                6,910         167
   Repayments of long-term debt                                 (301)       (605)
   Proceeds from exercise of stock options                        38        --
   Redemption of Series A Preferred Stock                        (60)       --
                                                            --------    --------
      Cash provided by (used in) financing activities          6,587        (438)
                                                            --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (2,469)       (863)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 6,162       1,859
                                                            --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  3,693    $    996
                                                            ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID FOR INTEREST:                                     $    672    $    262
                                                            ========    ========
CASH PAID FOR TAXES:                                        $   --      $   --
                                                            ========    ========

NON CASH TRANSACTIONS:
   Issuance of common stock in Flournoy transaction
      Change in property and equipment additions            $ 40,503
      Change in issuance of common stock                      31,066
      Change in deferred tax liability                         9,437



         See accompanying notes to consolidated financial statements.

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)      GENERAL

         The accompanying unaudited consolidated financial statements have been prepared by DI Industries, Inc. (the "Company" or "DI") in accordance with the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 1997, and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results for any other period or for the year as a whole. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)      NET INCOME (LOSS) PER COMMON SHARE

         The following table presents the weighted average number of shares of common stock and common stock equivalents outstanding for the three months ended March 31, 1997 and 1996.

                                                      Three Months Ended
                                                          March 31,
                                                      -----------------
                                                       1997      1996
                                                      -------   -------
                                                        (In thousands)
Weighted average shares of common stock outstanding   133,334    38,669
Stock options (treasury method)                          --        --
                                                      -------   -------
                                                      133,334    38,669
                                                      =======   =======

         Stock options are not included in the computation for the three months ended March 31, 1997 and 1996, since such inclusion would be antidilutive or not significant to the computation.

(3)      ACCOUNTING FOR INCOME TAXES

         The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company's foreign owned subsidiaries file tax returns in the country where they are domiciled. The Company records current income taxes based on its estimated tax liability in the United States and foreign countries for the period. The Company recorded a current tax provision of $238,000 and a deferred provision of $424,000 for the three months ended March 31, 1997.

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

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(4)      LONG-TERM DEBT

         On December 31, 1996, the Company closed a $35 million reducing revolving line of credit (the "Facility") with a group of banks. The Facility reduces by $5.0 million each year until the December 31, 1999 maturity date. The Facility is secured by substantially all the Company's assets and calls for quarterly interest payments on the outstanding balance at either LIBOR plus 3% or prime plus 2% (8.75% at March 31, 1997). The Facility also contains customary affirmative and negative covenants with which the Company was in compliance.

         On April 30, 1997, the Facility was amended and restated to increase the line of credit to $50.0 million and to revise certain other terms and covenants, including the elimination of the mandatory $5 million reductions in January 1998 and 1999 and a conversion of the interest rate to a sliding variable rate based on certain financial ratios of either LIBOR plus 1.75% to 2.5% or prime plus .75% to 1.5%.

(5)      COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition or results of operations.

         Substantially all of the Company's contract drilling activities are conducted with independent and major oil and gas companies in the United States or with national utility or national petroleum companies in Venezuela. Historically, the Company has not required collateral or other security to support the related receivables from such customers. However, the Company has required certain customers to deposit funds in escrow prior to the commencement of drilling. Actions typically taken by the Company in the event of nonpayment include filing a lien on the customer's producing property and filing suit against the customer.

(6)      SIGNIFICANT PROPERTY TRANSACTIONS

         On January 31, 1997, the Company acquired the operating assets of Flournoy Drilling Company ("Flournoy") for 12.4 million shares of DI common stock and $800,000 in cash. The assets acquired include 13 drilling rigs, 17 rig hauling trucks, a yard and office facility in Alice, Texas, and various other equipment and drill pipe. The Company agreed to issue additional shares of common stock to Flournoy's shareholders if, and to the extent that on January 31, 1998, the aggregate market value of one-half of the shares received by the Flournoy shareholders less any shares sold, plus the gross proceeds from certain sales of common stock received in the transaction by the Flournoy shareholders prior to January 31, 1998, is, in total, less than $12.4 million.

         On March 7, 1997, the Company entered into an agreement to acquire by merger Grey Wolf Drilling Company ("Grey Wolf") for up to $61.6 million in cash and approximately 14.0 million shares of the Company's common stock. The number of shares to be issued in the merger is subject to adjustment if the average trading price of DI's common stock ten days prior to the three days before the merger is greater than $4.00 or less than $3.00 per share. Additionally, the merger agreement calls for the decrease of the cash consideration and a corresponding increase in the number of shares issued so that at least 45% of the value of the merger consideration consists of the Company's common stock. An escrow will be established for certain post-closing contingencies with $5 million of the cash consideration. The merger is subject to obtaining regulatory and Grey Wolf shareholder's approval and certain other conditions. The Company expects this

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


merger to close by the end of the second quarter of 1997. The Company expects to issue $125 million of public debentures due in the year 2007 to fund the cash portion of the Grey Wolf acquisition, to repay outstanding debt under the Facility and for general corporate purposes.

         The March 31, 1997, consolidated balance sheet includes the effect of the Flournoy acquisition. The following unaudited proforma balance sheet data assumes the Grey Wolf acquisition, related common stock issuance and debt financing occurred on March 31, 1997. The following unaudited consolidated proforma results of operations assumes the Flournoy and Grey Wolf acquisitions occurred on January 1, 1996, and do not purport to be indicative of what would have occurred had the transactions occurred at those dates or of results which may occur in the future. (Amounts in thousands, except per share amounts):


                                                As of
                                              March 31,
                                                1997
                                             ----------
                  Working capital            $   37,236
                  Total assets                  346,272
                  Shareholders' equity          140,042


                                                      For the Three  For the Year
                                                      Months Ended     Ended
                                                        March 31,     December 31,
                                                          1997          1996
                                                       -----------   -----------
                  Total revenues                       $    55,709   $   205,316
                  Net income (loss) applicable
                      to common stock                          802       (26,311)

                  Net income (loss) per common share           .01          (.17)

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of DI Industries, Inc. ("DI" or the "Company") included elsewhere herein.

GENERAL

         In 1996, the Company began implementing a new business strategy to return the Company to profitability and to enable it to keep pace with rapidly changing competitive conditions in the land drilling business. The first step in this process was to install new senior management and elect a substantially new board of directors. The new senior management immediately focused the Company's resources toward higher margin markets and recapitalized the Company to provide for growth capacity. Management believes that its recent past financial performance is not indicative of the Company's potential, particularly in light of recent increased demand and contract rates for land drilling rigs in its core markets; the Ark-La-Tex, South Texas and Gulf Coast markets.

         Since August of 1996, the Company has completed five transactions that improved its liquidity and added drilling rigs to its core markets. In addition, during 1996, the Company made the decision to exit Argentina and Mexico. The four drilling rigs previously operating in Mexico were mobilized back to the United States during December 1996, where three were refurbished and returned to service and one is held for sale. In April 1997, the Company sold three of the Argentina drilling rigs and certain other assets and is in the process of returning its other three rigs in Argentina to the United States. The Company has undertaken a program to refurbish, upgrade and redeploy twelve to sixteen of its rigs held in inventory. The combined effect of these events materially changed the Company's financial position, liquidity, capital structure and principal shareholders.

         There is a general shortage in the industry of used drill pipe, and the cost of obtaining new and used drill pipe is substantially higher than in prior periods and continues to escalate. At present, the Company does not have a shortage of drill pipe or other equipment but will need to purchase additional drill pipe for newly refurbished rigs and rigs currently in service. In response to this shortage, the Company has formed an alliance with a drill pipe manufacturer in an effort to secure an adequate supply of new drill pipe for its active rigs and the rigs that will be refurbished over the near term.

FINANCIAL CONDITION AND LIQUIDITY

         During the first three months of 1997, the Company funded its activities through a combination of cash generated from operations, borrowings under the Company's loan facility (the "Facility") and the issuance of common stock. Until its recent amendment, the Facility provided for an initial $35.0 million reducing revolving line of credit with mandatory reductions of $5.0 million each year until maturity on December 31, 1999. On April 30, 1997, the Facility was amended and restated to increase the line of credit to $50 million and amend certain other covenants and terms including the elimination of the mandatory $5.0 million reductions and a reduction in the interest rate of approximately .5%.

         The following table summarizes the Company's financial position at March 31, 1997 and as of December 31, 1996.

                                               March 31, 1997  December 31, 1996
                                                -------------  -----------------
                                                 (unaudited)
                  Working capital               $       9,074   $       6,195
                  Property and equipment, net         134,007          88,476
                  Other noncurrent assets               1,044           1,132
                                                -------------   -------------
                        Total                   $     144,125          95,803
                                                =============   =============

                  Long-term debt                $      32,071   $      26,846
                  Other long-term liabilities          14,012           4,311
                  Shareholders' equity                 98,042          64,646
                                                -------------   -------------
                        Total                   $     144,125   $      95,803
                                                =============   =============

         The most significant changes in the Company's financial position from December 31, 1996 to March 31, 1997, are the increases in property and equipment of $45.5 million and shareholders' equity of $33.4 million. These changes are primarily due to the acquisition of Flournoy Drilling Company ("Flournoy") discussed further below.

         On January 31, 1997, the Company acquired the operating assets of Flournoy for 12.4 million shares of the Company's common stock and $800,000 in cash. The assets acquired included 13 drilling rigs, 17 rig hauling trucks, a yard and office facility in Alice, Texas and various other equipment and drill pipe. The acquisition was accounted for using purchase accounting and as such, all revenues and expenses were recorded by the Company beginning from the date of acquisition.

Operating Activities

         During the first quarter of 1997, the Company used $1.9 million to fund operating activities. While the Company generated cash from operations of $4.9 million, working capital requirements increased by $6.7 million due to recent acquisitions. In these acquisitions, the Company purchased drilling rigs and certain other related equipment which required additional working capital to operate.

Investing Activities

         During the quarter ended March 31, 1997, the Company invested $7.2 million in fixed assets, net of asset sales. Rig refurbishments consisted of $3.3 million and $3.9 million was spent to acquire drill pipe and other drilling related equipment.

         In addition, the acquisition of Flournoy resulted in a $40.5 million non-cash addition to property and equipment.

Financing Activities

         During the first quarter of 1997, the Company obtained $6.6 million from financing activities, consisting principally of borrowings under the Facility. These net borrowings were used to fund the working capital requirements and capital expenditures discussed above.

Future Activities

         In March 1997, the Company entered into an agreement to acquire Grey Wolf Drilling Company ("Grey Wolf") for up to $61.6 million in cash and approximately 14.0 million shares of the Company's common stock. The terms of the agreement call for Grey Wolf to merge with and into Drillers, Inc. a subsidiary of the Company, subject to obtaining regulatory and Grey Wolf shareholders' approval and certain other conditions. Grey Wolf is a premier Gulf Coast land drilling contractor with a fleet of 18 large drilling rigs currently working in South Louisiana and the upper Texas Gulf Coast. The number of shares of the Company's common stock to be issued in the merger is subject to adjustment if the average trading price of the Company's common stock in the ten trading days prior to three days before the merger is greater than $4.00 or less than $3.00 per share. Additionally, the merger agreement calls for the decrease of cash consideration and a corresponding increase in the number of shares issued so that at least 45% of the value of the merger consideration consists of the Company's common stock. If the Grey Wolf acquisition were to close on May 1, 1997, the aggregate consideration would consist of approximately $57.0 million in cash and approximately 18.7 million shares of common stock. An escrow will be established for certain post-closing contingencies with $5.0 million of the cash consideration. The Company expects this merger to close by the end of the second quarter of 1997. The Company expects to issue $125 million of public debentures due in the year 2007 to fund the cash portion of the Grey Wolf acquisition, to repay outstanding debt under the Facility and for general corporate purposes. The Grey Wolf acquisition will be recorded utilizing purchase accounting, as such, all revenues and expenses will be recorded beginning from the date of acquisition.

         In addition to the capital requirements necessary to complete the acquisition of Grey Wolf, the Company anticipates substantial additional funding requirements in connection with its rig refurbishment program. During the last quarter of 1996 and the first quarter of 1997, the Company commenced and completed the refurbishment of four rigs at an aggregate cost of $3.2 million. In addition, as of April 30, 1996, the Company is in the process of refurbishing six additional rigs. The cost of refurbishing these rigs, including new drill strings, is estimated to be $8.6 million, of which $188,000 had been expended as of March 31, 1997. The Company also anticipates that during the remainder of 1997, it may commence the refurbishment of up to an additional 10 rigs depending upon a variety of factors, including market conditions, management's assessment of existing and anticipated demand and day rates for land drilling rigs in the Company's domestic and Venezuelan markets and the Company's success in bidding for drilling contracts. The estimated cost of refurbishment could vary substantially, depending upon the type of rig refurbished and its intended market following refurbishment. The Company estimates that rigs destined for its core domestic markets will cost an average of approximately $1.5 million to refurbish, while rigs to be deployed to Venezuela will cost an average of up to $12.0 million. In each of these instances, the cost includes the cost of new drill string.

         The Company believes that the balance of the proceeds from the proposed offering of public debentures, the cash flow from operations and, to the extent required, borrowings under the Facility, will be sufficient to fund the Company's refurbishment program and meet its other anticipated capital requirements for 1997. The Company, however, continues to actively review possible acquisition opportunities. While the Company has no definitive agreements to acquire additional equipment, other than Grey Wolf, suitable opportunities may arise in the future. The timing or success of any acquisition effort and the size of the associated potential capital commitments cannot be predicted at this time. The ability of the Company to consummate any such transaction will be dependent in large part on its ability to fund such transaction. There can be no assurance that adequate funding will be available in terms satisfactory to the Company.

Other

         The Company has no derivative contracts related to its foreign currency exposure in Venezuela where it operates. However, the Company generally structures its foreign operations and related drilling contracts in such a manner as to minimize any potential foreign currency exchange restrictions and any exposure to foreign currency fluctuations. The Company believes that its foreign currency exposure, if any, is not significant.

         The Company has not paid any cash dividends on the Company's common stock and does not anticipate paying dividends on the common stock at any time in the foreseeable future. Furthermore, the Facility prohibits the payment of dividends without the consent of the participating banks.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, ("SFAS 128") "Earnings per Share," SFAS 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The requirements of this statement will be effective for fiscal years beginning after December 15, 1997. Management does not believe that the implementation of SFAS 128 will have a material effect on its financial statements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1997 and 1996

          The following tables highlight rig days worked, revenues and operating expenses, for the Company's domestic and foreign operations for the three months ended March 31, 1997 and 1996.

                                  THREE MONTHS ENDED                      THREE MONTHS ENDED
                                    MARCH 31, 1997                           MARCH 31, 1996
                          ------------------------------------   ------------------------------------
                           DOMESTIC     FOREIGN                   DOMESTIC     FOREIGN
                          OPERATIONS   OPERATIONS     TOTAL      OPERATIONS   OPERATIONS     TOTAL
                          ----------   ----------   ----------   ----------   ----------   ----------
                         (In thousands, except rig days worked and average revenue per day)
Rig days worked                3,973          450        4,423        1,349        1,331        2,680
Average revenue per day   $    8,205   $    7,500   $    8,134   $    7,731   $    7,267   $    7,501
Drilling revenues         $   32,600   $    3,375   $   35,975   $   10,429   $    9,673   $   20,102
Operating expenses(1)         25,817        2,975       28,792        9,770        9,166       18,936
                          ----------   ----------   ----------   ----------   ----------   ----------
Gross profit (loss)       $    6,783   $      400   $    7,183   $      659   $      507   $    1,166
                          ==========   ==========   ==========   ==========   ==========   ==========

----------

(1) Operating expenses exclude expenses for depreciation and amortization and general and administrative.

         Revenues increased approximately $15.9 million or 79% to $36.0 million for the three months ended March 31, 1997, from $20.1 million for the three months ended March 31, 1996. The increase is due to an increase in revenue from domestic operations of $22.2 million partially offset by a decrease in revenue from foreign operations of $6.3 million. Revenues from domestic operations increased due to an increase in rig days worked of 2,624, and an increase in the average revenue per day of $474. The increase in domestic days worked is a result of an increase in the number of rigs owned and available for service to 59 at March 31, 1997, compared to 26 at March 31, 1996. The increase in rigs available for service is principally the result of the acquisitions completed in 1996 and the first quarter of 1997 in which the Company added 26 working rigs. Rig days worked in domestic operations consisted of 2,254 days worked in the Company's South Texas division, 1,152 days worked in the Company's Ark-La-Tex division, and 567 days worked in all other divisions of the Company. Revenue from foreign operations decreased due to a decrease in rig days worked of 881 partially offset by an increase in average revenue per day of $233. The decrease in days worked is primarily a result of the Company withdrawing from Mexico and Argentina during the fourth quarter of 1996. Increases in domestic and foreign average revenue per day are a result of the overall increase in demand for land drilling rigs.

         Drilling operating expenses increased by approximately $9.9 million, or 52%, to $28.8 million for the three months ended March 31, 1997, as compared to $18.9 million for the three months ended March 31, 1996. The increase is due to a $16.0 million increase in drilling operating expenses from domestic operations partially offset by a decrease of $6.1 million in drilling operating expenses from foreign operations. The increase in domestic drilling operating expenses is a direct result of the increase in the number of rigs owned and available for service and the corresponding 2,624 increase in the days worked. The decrease in drilling operating expenses from foreign operations is due to fewer rigs operating as a result of the Company's withdrawal from Mexico and Argentina as discussed above.

         Depreciation and amortization expense increased by $1.1 million, or 101%, to $2.2 million for the three months ended March 31, 1997, compared to $1.1 million for the three months ended March 31, 1996. The increase is primarily due to additional depreciation associated with the acquisition in late 1996 of 13 additional operating rigs and the acquisition of 13 operating rigs in January 1997.

         General and administrative expense increased by $1.0 million, or 130%, to $1.7 million for the three months ended March 31, 1997, from $720,000 for the same period of 1996 due primarily to (i) increased payroll costs associated with new management and increased corporate staff, (ii) increased legal fees due to the Company's expansion activities, and (iii) increased insurance expense due to an increase in the number of rigs as well as an overall increase in employee related insurance coverage.

         During the first quarter of 1996, the Company incurred $602,000 in non-recurring charges relating to the contractual severance to be paid over a two-year period to the Company's former president and chief executive officer.

         Interest expense increased by $410,000, or 156% to $672,000 for the three months ended March 31, 1997, compared to $262,000 for the three months ended March 31, 1996. The increase is due to an increase in the average outstanding debt balance of $18.6 million to $30.8 million for the three months ended March 31, 1997 from $12.2 million for the three months ended March 31, 1996.

         For the three months ended March 31, 1997, the Company provided income tax expense of $662,000. This expense is the result of the Company's profitable operations and the resulting taxable income. The Company had no taxable income for the first quarter of 1996.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Note 4 of the "Notes to Consolidated Financial Statements" is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES

         On January 31, 1997, the Company issued 12.4 million shares of common stock and paid $800,000 in cash to acquire the operating assets of Flournoy Drilling Company. The shares were issued in a negotiated transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. A shelf registration statement was filed by the Company registering these shares for resale on Form S-3 that became effective February 12, 1997. With respect to one-half of the shares issued in the transaction, DI agreed to issue additional shares if the shareholders of Flournoy hold value less than $2.00 per share one year from closing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding the Company's business strategy, plans, objectives and beliefs of management for future operations, the anticipated closing and methods of financing the proposed merger with Grey Wolf Drilling Company and are forward-looking statements. Although the company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and the preceding paragraph concerning the Company's proposed acquisition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A current report on Form 8-K (Item 2), was filed with the Securities and Exchange Commission on January 31, 1997. This current report reported the acquisition of the operating assets of Flournoy Drilling Company and the election of Mr. Lucien Flournoy, the founder of Flournoy Drilling Company to the Company's Board of Directors.

         A current report on Form 8-K (Item 5) was filed with the Securities and Exchange Commission on March 10, 1997, announcing the signing of an agreement to acquire by merger Grey Wolf Drilling Company.

         (a)  Exhibit 11 - Computation of Net Income (Loss) per Common Stock
              Share.
         (b)  Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                    DI INDUSTRIES, INC.



Date: May 2, 1997                   By:  /s/ T. Scott O'Keefe
                                         ---------------------------------------
                                         T. Scott O'Keefe
                                         Senior Vice President and Chief
                                         Financial Officer



Date: May 2, 1997                   By:  /s/ David W. Wehlmann
                                         ---------------------------------------
                                         David W. Wehlmann
                                         Vice President and Controller

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
Exhibit 11    Computation of Net Income (Loss) per Common Stock Share.
Exhibit 27    Financial Data Schedule.