Form 10-Q
period 1997-06-30
DI INDUSTRIES INC
filed 1997-08-14
CIK 320186

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997      Commission File Number 1-8226


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

                              Yes   X       No
                                 -------       -------


         The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at August 7, 1997, was 151,561,591.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                         PAGE
                                                                                         ----
PART I.       Financial Information
              Item 1.      Financial Statements
                           Consolidated Balance Sheets                                     3
                           Consolidated Statements of Operations                           4
                           Consolidated Statements of Shareholders' Equity                 5
                           Consolidated Statements of Cash Flows                           6
                           Notes to Consolidated Financial Statements                      7
              Item 2.      Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                          11

PART II.      Other Information
              Item 1.      Legal Proceedings                                              18
              Item 4.      Submission of Matters to a Vote of Security Holders            18
              Item 5.      Other Information                                              18
              Item 6.      Exhibits and Reports on Form 8-K                               18


              Signatures                                                                  20

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                                                            June 30,      December 31,
                                                                              1997            1996
                                                                          ------------    ------------
                                                                          (Unaudited)
                                    ASSETS
Current assets:
    Cash and cash equivalents                                              $  54,294      $   6,162
    Restricted cash - insurance deposits                                          --          1,000
    Accounts receivable, net of allowance of $1,866
      and $1,333, respectively                                                42,813         15,866
    Rig inventory and supplies                                                   428            936
    Assets held for sale                                                         542            557
    Prepaids and other current assets                                          5,867          3,690
                                                                           ---------      ---------
         Total current assets                                                103,944         28,211
                                                                           ---------      ---------

Property and equipment:
    Land, buildings and improvements                                           5,844          4,312
    Drilling and well service equipment                                      317,740         95,059
    Furniture and fixtures                                                     1,407          1,088
                                                                           ---------      ---------
                                                                             324,991        100,459
    Less: accumulated depreciation and amortization                          (16,349)       (11,983)
                                                                           ---------      ---------
         Net property and equipment                                          308,642         88,476
                                                                           ---------      ---------

Other noncurrent assets                                                        6,495          1,132
                                                                           ---------      ---------
                                                                           $ 419,081      $ 117,819
                                                                           =========      =========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                   $     582      $     613
    Accounts payable - trade                                                  23,614         11,826
    Accrued workers' compensation                                              3,693          1,502
    Payroll and related employee costs                                         5,285          3,340
    Customer advances                                                            935          2,466
    Taxes payable                                                              1,045            845
    Other accrued liabilities                                                 11,973          1,424
                                                                           ---------      ---------
         Total current liabilities                                            47,127         22,016
                                                                           ---------      ---------

Senior Notes                                                                 174,139             --
Other long-term debt net of current maturities                                 2,072         26,846
Other long-term liabilities and minority interest                              3,598          3,299
Deferred income taxes                                                         45,355            248
Series A preferred stock - mandatory redeemable                                  305            764

Commitments and contingent liabilities                                            --             --

Shareholders' equity:
    Series B preferred stock, $1 par value; 10,000 shares
         authorized; none outstanding                                             --             --
    Common stock, $.10 par value; 300,000,000 shares
         authorized 151,540,991 and 125,043,234 issued
         and outstanding, respectively                                        15,154         12,504
    Additional paid-in capital                                               175,136         99,301
    Cumulative translation adjustments                                          (404)          (404)
    Accumulated deficit                                                      (43,401)       (46,755)
                                                                           ---------      ---------
         Total shareholders' equity                                          146,485         64,646
                                                                           ---------      ---------
                                                                           $ 419,081      $ 117,819
                                                                           =========      =========


         See accompanying notes to consolidated financial statements.

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amount in thousands, except per share data)
                                  (Unaudited)

                                                           Three Months Ended           Six Months Ended
                                                              June 30,                      June 30,
                                                     ---------------------------    --------------------------
                                                         1997           1996           1997            1996
                                                     -------------   -----------    -----------    -----------
Revenues:
     Contract drilling                               $    40,071     $    19,183    $    76,046    $    39,285

Costs and expenses:
     Drilling operations                                  33,340          19,382         62,132         38,318
     Depreciation and amortization                         2,973           1,124          5,180          2,221
     General and administrative                            1,715           1,075          3,369          1,795
     Non-recurring charges                                     -               -              -            602
                                                     -----------     -----------    -----------    -----------
         Total costs and expenses                         38,028          21,581         70,681         42,936
                                                     -----------     -----------    -----------    -----------

Operating income (loss)                                    2,043          (2,398)         5,365         (3,651)

Other income (expense):
     Interest income                                          96              93            188            104
     Gain on sale of assets                                  324           2,934            354          2,949
     Interest expense                                       (863)           (204)        (1,535)          (466)
     Minority interest                                       134              99            338             97
     Other, net                                                -               -              -              -
                                                     -----------     -----------    -----------    -----------
         Other income (expense), net                        (309)          2,922           (655)         2,684
                                                     ------------    -----------    -----------    -----------

Income (loss) before income taxes                          1,734             524          4,710           (967)

Income taxes                                                 694               -          1,356              -
                                                     -----------     -----------    -----------    -----------

Net income (loss)                                          1,040             524          3,354           (967)

Series A preferred stock redemption premium                 (218)              -           (240)             -
Series B preferred stock subscription
    dividend requirement                                       -            (150)             -           (300)
                                                     -----------     -----------    -----------    -----------

Net income (loss) applicable to common stock         $       822     $       374    $     3,114    $    (1,267)
                                                     ===========     ===========    ===========    ===========

Net income (loss) per common share                   $       .01     $       .01    $       .02    $      (.03)
                                                     ===========     ===========    ===========    ===========

Weighted average common and common
    equivalent shares outstanding                        138,152          38,694        135,756         38,682
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

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)
                                  (Unaudited)



                                   Series B
                                   Preferred     Common
                                     Stock         Stock       Additional                       Cumulative
                                    $1 par       $.10 par      Paid-in                          Translation
                                     Value         Value         Capital         Deficit        Adjustments      Total
                                  ---------      --------      -----------    -----------        ---------       ----------
Balance, December 31, 1995        $   4,000      $  3,867      $    46,458    $   (34,631)               -       $   19,694

    Exercise of stock options             -            12              115              -                -              127

    Series B preferred stock
       dividend requirement             300             -                -           (300)               -                -

    Net loss                              -             -                -           (967)               -             (967)

    Unrealized translation loss           -             -                -              -             (404)            (404)
                                  ---------      --------      -----------    -----------        ---------       ----------

Balance, June 30, 1996            $   4,300      $  3,879      $    46,573    $   (35,898)       $    (404)      $   18,450
                                  =========      ========      ===========    ===========        =========       ==========



Balance, December 31, 1996        $       -      $ 12,504      $    99,301    $   (46,755)       $    (404)      $   64,646

    Issuance of shares in
       Flournoy acquisition               -         1,243           29,823              -                -           31,066

    Exercise of stock options             -             7               52              -                -               59

    Redemption of Series A
       preferred stock                    -             -             (240)             -                -             (240)

    Issuance of shares in
       Grey Wolf merger                   -         1,400           46,200              -                -           47,600

    Net income                            -             -                -          3,354                -            3,354
                                  ---------      --------      -----------    -----------        ---------       ----------

Balance, June 30, 1997            $       -      $ 15,154      $   175,136    $   (43,401)       $    (404)      $  146,485
                                  =========      ========      ===========    ===========        =========       ==========






         See accompanying notes to consolidated financial statements.

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)


                                                                                   Six Months Ended
                                                                                      June 30,
                                                                           --------------------------------
                                                                               1997               1996
                                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $     3,354         $      (967)
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
      Depreciation and amortization                                              5,180               2,221
      Provision for deferred income taxes                                          951                   -
      Gain on sale of assets                                                      (354)             (2,949)
      Provision for doubtful accounts                                             (200)                200
   Net effect of changes in assets and liabilities
      related to operating accounts                                             (9,804)             (1,705)
                                                                           -----------         -----------
      Cash used in operating activities                                           (873)             (3,200)
                                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                           (100,656)             (1,954)
   Proceeds from sale of property and equipment                                  2,010               4,363
                                                                           -----------         -----------
      Cash provided by (used in) investing activities                          (98,646)              2,409
                                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Senior Notes                                                  174,139                   -
   Proceeds from long-term debt                                                 27,921               1,703
   Repayments of long-term debt                                                (48,761)             (1,375)
   Senior Notes financing costs                                                 (5,008)                  -
   Proceeds from exercise of stock options                                          59                 127
   Redemption of Series A Preferred Stock                                         (699)                  -
                                                                           -----------         -----------
      Cash provided by financing activities                                    147,651                 455
                                                                           -----------         -----------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                             -                (144)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            48,132                (480)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   6,162               1,859
                                                                           -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    54,294         $     1,379
                                                                           ===========         ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID FOR INTEREST:                                                    $     1,431         $       463
                                                                           ===========         ===========
CASH PAID FOR TAXES:                                                       $       459         $         -
                                                                           ===========         ===========

NON CASH TRANSACTIONS:
   Issuance of common stock in Flournoy transaction
      Change in property and equipment additions                           $    40,503
      Change in issuance of common stock                                        31,066
      Change in deferred tax liability                                           9,437

   Issuance of common stock for Grey Wolf acquisition
      Change in property and equipment additions                                85,842
      Change in issuance of common stock                                        47,600
      Change in deferred tax liability                                          34,720
      Change in other assets                                                       167
      Change in long-term debt                                                   1,043
      Change in other long-term liabilities                                        359
      Change in assets and liabilities related to operating accounts             2,287

         See accompanying notes to consolidated financial statements.

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)      GENERAL

         The accompanying unaudited consolidated financial statements have been prepared by DI Industries, Inc. (the "Company" or "DI") in accordance with the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 1997, and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the three months and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results for any other period or for the year as a whole. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)      NET INCOME (LOSS) PER COMMON SHARE

         The following table presents the weighted average number of shares of common stock and common stock equivalents outstanding for the three months and six months ended June 30, 1997 and 1996.

                                                         Three Months Ended       Six Months Ended
                                                              June 30,                  June 30,
                                                       ---------------------    ---------------------
                                                          1997       1996          1997        1996
                                                       ---------   ---------    ---------   ---------
                                                                      (In thousands)

         Weighted average shares of common
             stock outstanding                           138,152      38,694      135,756      38,682
         Stock options (treasury method)                       -           -            -           -
                                                       ---------   ---------    ---------   ---------
                                                         138,152      38,694      135,756      38,682
                                                       =========   =========    =========   =========

         Stock options are not included in the computation for the three months and six months ended June 30, 1997 and 1996, since such inclusion would be antidilutive or not significant to the computation.

(3)      ACCOUNTING FOR INCOME TAXES

         The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company's foreign owned subsidiaries file tax returns in the country where they are domiciled. The Company records current income taxes based on its estimated tax liability in the United States and foreign countries for the period. The Company recorded a current tax provision of $405,000 and a deferred tax provision of $951,000 for the six months ended June 30, 1997.

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



(4)      SIGNIFICANT PROPERTY TRANSACTIONS

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

         In May 1997, the Company increased its inventory of rigs held for refurbishment by purchasing three stacked rigs in three separate transactions for an aggregate purchase price of $6.9 million in cash. One of the rigs was purchased from an affiliate of one of the Company's directors.

         In June 1997, the Company purchased three additional stacked rigs to add to its inventory of rigs to be refurbished for $8.9 million. These rigs were also purchased from an affiliate of one of the Company's directors.

         On June 27, 1997, the Company acquired all of the outstanding capital stock of Grey Wolf Drilling Company ("Grey Wolf") by merger in exchange for $61.6 million cash and 14.0 million shares of DI common stock. Transaction costs of approximately $0.4 million were incurred in connection with the merger. Grey Wolf Drilling Company operates 18 large premium drilling rigs in South Louisiana and along the upper Texas Gulf Coast. The merger was accounted for using purchase accounting and as such, all revenues and expenses were recorded by the Company beginning from the date of acquisition.

         The June 30, 1997 consolidated balance sheet includes the effect of the Flournoy acquisition and the Grey Wolf merger, the issuance of the Notes and the May and June stacked rig purchases. The following unaudited pro forma consolidated financial data for the six months ended June 30, 1997, includes the historical results of the Company for the six months ended June 30, 1997, and gives effect to the Flournoy Acquisition, the Grey Wolf merger and issuance of the Notes as if they occurred on January 1, 1996. The following unaudited pro forma consolidated financial data for the year ended December 31, 1996, includes the historical results of the Company for the year ended December 31, 1996, and gives effect to each of the above transactions as well as the previously disclosed merger, acquisition and sale transactions which occurred before December 31, 1996, as if they occurred on January 1, 1996. The May and June stacked rig purchases have no historical operations as the rigs have been stacked and the impact on the unaudited pro forma consolidated financial data is not material and has not been presented. (Amounts in thousands, except per share amounts.):

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                             For the Six       For the Year
                                            Months Ended          Ended
                                              June 30,         December 31,
                                                1997               1996
                                            -----------        -----------
  Total revenues                            $   108,918        $   205,316
  Net income (loss) applicable
      to common stock                            (2,193)           (29,888)

  Net income (loss) per common share               (.01)              (.20)

(5)      LONG-TERM DEBT

         On December 31, 1996, the Company closed a $35.0 million reducing revolving line of credit (the "Facility") with a group of banks. On April 30, 1997, the Facility was amended and restated to increase the line of credit to $50.0 million and to revise certain other terms and covenants, including the elimination of mandatory $5.0 million reductions in the line in January 1998 and 1999 and a conversion of the interest rate to a sliding variable rate based on certain financial ratios of either LIBOR plus 1.75% to 2.5% or prime plus
 .75% to 1.5%. The Facility is secured by substantially all the Company's assets and calls for quarterly interest payments on the outstanding balance. At June 30, 1997 and December 31, 1996, $0 and $26.0 million, respectively, were outstanding under the line of credit. The Facility contains customary affirmative and negative covenants with which the Company was in compliance at June 30, 1997.

         On June 27, 1997, the Company issued $175.0 million of Senior Notes (the "Notes") receiving gross proceeds of $174.1 million. The Notes bear interest at 87/8% per annum payable semiannually and mature on July 1, 2007. The Notes are general unsecured senior obligations of the Company and are guaranteed by the Company's domestic subsidiaries. Proceeds from the Notes were used to fund the cash portion of the Grey Wolf acquisition, to repay the outstanding Facility balance of $47.0 million and to fund future capital and operating requirements. In connection with the issuance of the Notes, the Company paid approximately $5.0 million in financing costs which will be amortized over the life of the Notes.

         Except as discussed below, the Notes are not redeemable at the option of the Company prior to July 1, 2002. On or after such date, the Company shall have the option to redeem the Notes in whole or in part during the twelve months beginning July 1, 2002 at 104.4375%, beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at 101.4792% and beginning July 1, 2005 and thereafter at 100.0000% together with any interest accrued and unpaid to the redemption date. However, at any time during the first 36 months after the issue date, the Company may at its option, redeem up to a maximum of 30% of the aggregate principal amount with the net cash proceeds of one or more equity offerings at a redemption price equal to 108.875% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date provided that at least $120.0 million aggregate principal amount shall remain outstanding immediately after the occurrence of any such redemption.

(6)      COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition or results of operations.

                      DI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         Certain litigation, styled TEPCO, Inc. v. Grey Wolf Drilling Company (Cause No. 96-49194), was pending against Grey Wolf Drilling Company in the 164th Judicial District Court of Harris County, Texas at the time of the merger. In its petition filed on September 30, 1996, TEPCO, Inc. ("TEPCO") alleges that Grey Wolf breached contractual obligations it owed to TEPCO by failing to drill an oil and gas well or wells for it in the Treasure Isle Field, located in Galveston, Texas. TEPCO also alleges that it lost rights under an oil and gas lease it had under an alleged agreement with Mobil Producing Texas and New Mexico, Inc., causing plaintiff to suffer money damages, which it values in its petition at "many tens of millions of dollars." TEPCO amended the lawsuit in April 1997, and in addition to continuing to assert the breach of contract action previously asserted in its original petition, TEPCO asserted it was fraudulently induced to enter into the drilling contract it contends Grey Wolf breached and was fraudulently induced by Grey Wolf to agree to release Grey Wolf's rig from TEPCO's drill site to allow Grey Wolf to drill a well elsewhere for another customer. TEPCO also asserts a claim for spoliation of evidence. The damages claimed with respect to these new allegations are the same damages alleged it sustained as a result of Grey Wolf's alleged breach of contract. TEPCO also asserts it is entitled to recovery of punitive damages. As an alternative claim, TEPCO contends it is entitled to restitution of all amounts paid to Grey Wolf under the contracts between the parties, which was a sum of approximately $3.0 million. Grey Wolf has filed a counterclaim in the lawsuit for approximately $154,000 for recovery of unpaid invoices, and interest, for services rendered or materials provided by Grey Wolf in connection with the drilling of two wells for TEPCO which were completed before Grey Wolf ceased performing work for TEPCO. The Company is vigorously defending the lawsuit. The court has set the action for trial in September 1997. An escrow, consisting of $5.0 million of the cash portion of the purchase price of Grey Wolf, was established to provide a source of payment for the net costs to the Company, if any, for any eventual settlement by, or the payment of a monetary court judgment against the Company arising out of this or any other lawsuit by TEPCO based on the same facts and circumstances. A judgment in favor of TEPCO in excess of $5.0 million could have a material adverse effect on the Company.

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

GENERAL

         The Company's operations have been and will continue to be significantly affected by the new management team installed in 1996, the implementation of a new operating strategy in April 1996 and the major transactions which have transformed the Company into the second largest domestic land drilling contractor. Since the implementation of this strategy, the Company has acquired 72 drilling rigs and now has the largest or second largest active rig fleet in each of its three core domestic markets, the Ark-La-Tex, South Texas and Gulf Coast markets. The Company also has a significant inventory of refurbishable rigs. The Company's total rig fleet is now 115 which includes one 1,000 horsepower mechanical rig acquired in July 1997 for $2.4 million. Since the fourth quarter of 1996, the Company has refurbished and placed in service eight rigs out of inventory and returned from foreign markets. The Company has exited unprofitable markets in Argentina and Mexico. Of the six rigs previously operating in Argentina, three have been sold and the other three have been returned to the United States where they are awaiting refurbishment.

         There is a general shortage in the industry of used drill pipe, and the cost of obtaining new and used drill pipe is substantially higher than in prior periods and continues to escalate. At present, the Company does not have a shortage of drill pipe or other equipment but will need to purchase additional drill pipe for newly refurbished rigs and rigs currently in service. In response to this shortage, the Company has formed an alliance with a drill pipe manufacturer in an effort to secure an adequate supply of new drill pipe for its active rigs and the rigs that will be refurbished over the near term. The Company believes that the alliance will satisfy its drill pipe needs through 1998.

FINANCIAL CONDITION AND LIQUIDITY

         During the first six months of 1997, the Company funded its activities through a combination of cash generated from operations, borrowings under the Company's loan facility (the "Facility"), the issuance of common stock and the issuance of $175.0 million Senior Notes (the "Notes") discussed below. Until its recent amendment, the Facility provided for an initial $35.0 million reducing revolving line of credit with mandatory reductions of $5.0 million each year until maturity on December 31, 1999. On April 30, 1997, the Facility was amended and restated to increase the line of credit to $50.0 million and amend certain other covenants and terms including the elimination of the mandatory $5.0 million reductions and a reduction in the interest rate of approximately 0.5%.

         The following table summarizes the Company's financial position at June 30, 1997 and as of December 31, 1996.

                                        June 30, 1997   December 31, 1996
                                        -------------   -----------------
                                         (unaudited)

 Working capital                         $    56,817       $     6,195
 Property and equipment, net                 308,642            88,476
 Other noncurrent assets                       6,495             1,132
                                         -----------       -----------
       Total                             $   371,954            95,803
                                         ===========       ===========

 Long-term debt                          $   176,211       $    26,846
 Other long-term liabilities                  49,258             4,311
 Shareholders' equity                        146,485            64,646
                                         -----------       -----------
       Total                             $   371,954       $    95,803
                                         ===========       ===========

         The significant changes in the Company's financial position from December 31, 1996 to June 30, 1997, are primarily due to the acquisition of Flournoy Drilling Company ("Flournoy"), the merger with Grey Wolf Drilling Company ("Grey Wolf") and the closing of the $175.0 million Notes offering, discussed further below.

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

         On June 27, 1997, the Company acquired all of the outstanding capital stock of Grey Wolf Drilling Company by merger in exchange for $61.6 million in cash and 14,000,000 shares of DI common stock. Grey Wolf operates 18 large premium drilling rigs in South Louisiana and along the upper Texas Gulf Coast. In connection with the merger, Drillers, Inc., the Company's domestic operating subsidiary, has changed its name to "Grey Wolf Drilling Company." The merger was accounted for using purchase accounting and as such, all revenues and expenses were recorded by the Company beginning from the date of acquisition.

         Also on June 27, 1997, the Company closed a $175.0 million Notes offering resulting in gross proceeds of $174.1 million. A portion of the proceeds from the offering were used to fund the cash portion of the Grey Wolf merger, pay off the outstanding balance under the Facility of $47.0 million and to pay off the outstanding balance due on the purchase of three additional drilling rigs for $8.9 million. The remaining proceeds will be used to fund the Company's capital requirements as discussed below as well as fund the Company's increased working capital requirement. The Notes bear interest at 87/8% per annum payable semiannually and mature on July 1, 2007. The Notes are guaranteed by the domestic subsidiaries of the Company.

Operating Activities

         During the first six months of 1997, the Company used $0.9 million to fund operating activities. While the Company generated cash from operations of $8.9 million, working capital requirements increased by $9.8 million due to recent acquisitions. In certain of these acquisitions, the Company purchased drilling rigs and certain other related equipment which required working capital to operate.

Investing Activities

         During the six months ended June 30, 1997, the Company invested $98.6 million in fixed assets, net of asset sales. The cash portion of the Grey Wolf merger, including transaction costs, accounted for $62.0 million and the acquisition of six additional stacked rigs in May and June accounted for $15.8 million. Additionally, rig refurbishments consisted of $9.4 million and $5.5 million was spent to acquire drill pipe and other drilling related equipment. In addition, the acquisition of Flournoy and the merger with Grey Wolf resulted in $40.5 million and $85.8 million, respectively, in non-cash additions to property and equipment.

Financing Activities

         During the first six months of 1997, the Company obtained $147.7 million from financing activities, consisting principally of net proceeds from the issuance of Notes of $169.1 million and borrowings and repayments under the Facility. These borrowings were used to fund the cash portion of the Grey Wolf merger, working capital requirements and capital expenditures discussed above. The Company had cash and cash equivalents at June 30, 1997, of $54.3 million.

Future Activities

         The Company anticipates substantial funding requirements in connection with its rig refurbishment program. During the last quarter of 1996 and the first half of 1997, the Company commenced and completed the refurbishment of eight rigs at an aggregate cost of $10.7 million. In addition, as of July 31, 1997, the Company is in the process of refurbishing eight additional rigs. The cost of refurbishing these rigs, including new drill strings, is estimated to be $13.4 million, of which $2.0 million had been expended as of June 30, 1997. The Company also anticipates that during the remainder of 1997, it may commence the refurbishment of up to an additional ten rigs depending upon a variety of factors, including market conditions, management's assessment of existing and anticipated demand and day rates for land drilling rigs in the Company's domestic and Venezuelan markets and the Company's success in bidding for drilling contracts. The estimated cost of refurbishment could vary substantially, depending upon the type of rig refurbished and its intended market following refurbishment. The Company estimates that rigs destined for its core domestic markets will cost an average of approximately $1.6 million to refurbish, while rigs to be deployed to Venezuela will cost an average of up to $12.0 million. In each of these instances, the cost includes the cost of new drill string.

         The Company believes that the balance of the proceeds from the Notes offering, the cash flow from operations, and to the extent required, borrowings under the Facility, will be sufficient to fund the Company's refurbishment program and meet its other anticipated capital requirements for 1997. The Company, however, continues to actively review possible acquisition opportunities. While the Company has no definitive agreements to acquire additional equipment, suitable opportunities may arise in the future. The timing or success of any acquisition effort and the size of the associated potential capital commitments cannot be predicted at this time. The ability of the Company to consummate any such transaction will be dependent in large part on its ability to fund such transaction. There can be no assurance that adequate funding will be available with terms satisfactory to the Company.

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

Foreign Exchange

         Venezuelan operations are often performed by the Company pursuant to drilling contracts under which payments to the Company are denominated in United States Dollars but are payable in Venezuelan currency at a floating exchange rate. Although the Company's Venezuelan contracts usually allow the Company to exchange up to 35% of payments made to it in Venezuelan currency for United States Dollars for a limited period of time following the payment and at the official Venezuelan exchange rate in effect at the time the payment was made to the Company (thus offering limited protection against adverse currency fluctuation), the Company is typically subject to the risk of adverse currency fluctuations with respect to the balance of such payments. Additionally, a significant portion of costs and expenses relating to the Company's international operations are comprised of goods and services procured in the respective foreign countries and paid for in the respective countries' currencies. Accordingly, management expects that the Company's subsidiaries operating in Venezuela will be required to maintain significant cash balances in Venezuelan currency. The Company has not during the three-year period ended December 31, 1996, entered into any currency hedges to protect it from foreign currency losses. Instead, the Company attempts to manage assets in foreign countries to minimize its exposure to currency fluctuations. Despite these efforts, however, the Company remains subject to the risk of foreign currency losses. During 1996, $404,000 was recorded as a decrease to shareholders' equity due to a devaluation of the Venezuelan Bolivar.

Other
         The Company has not paid any cash dividends on the Company's common stock and does not anticipate paying dividends on the common stock at any time in the foreseeable future. Furthermore, the Facility prohibits the payment of dividends without the consent of the participating banks.

Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The requirements of this statement will be effective for fiscal years ending after December 15, 1997. Management does not believe that the implementation of SFAS 128 will have a material effect on its financial statements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1997 and 1996

          The following tables highlight rig days worked, revenues and operating expenses, for the Company's domestic and foreign operations for the three months ended June 30, 1997 and 1996.

                                         THREE MONTHS ENDED                         THREE MONTHS ENDED
                                            JUNE 30, 1997                              JUNE 30, 1996
                                 ----------------------------------          ----------------------------------
                                  DOMESTIC     FOREIGN                        DOMESTIC    FOREIGN
                                 OPERATIONS    OPERATIONS     TOTAL          OPERATIONS   OPERATIONS      TOTAL
                                 ----------    ----------     -----          ---------    ---------       -----
                                       (In thousands, except rig days worked and average revenue per day)


Rig days worked                      4,430          120         4,550            1,574        1,015        2,589
Drilling revenues                $  38,963     $  1,108     $  40,071        $  11,883    $   7,300     $ 19,183
Operating expenses(1)               31,874        1,466        33,340           12,099        7,283       19,382
                                 ---------     --------     ---------        ---------    ---------     --------
Gross profit (loss)              $   7,089     $   (358)    $   6,731        $    (216)   $      17     $   (199)
                                 =========     ========     =========        =========    =========     ========

Average per rig day worked
   Drilling revenue              $   8,795     $  9,233     $   8,807        $   7,550    $   7,192     $  7,409
   Operating expenses                7,195       12,217         7,327            7,687        7,175        7,486
                                 ---------     --------     ---------        ---------    ---------     --------
   Gross profit (loss)               1,600       (2,984)        1,480             (137)          17          (77)
                                 =========     ========     =========        =========    =========     ========

-----------------------------
(1) Operating expenses exclude depreciation and amortization and general and administrative expenses.

         Revenues increased approximately $20.9 million, or 109%, to $40.1 million for the three months ended June 30, 1997, from $19.2 million for the three months ended June 30, 1996. The increase is due to an increase in revenue from domestic operations of $27.1 million partially offset by a decrease in revenue from foreign operations of $6.2 million. Revenues from domestic operations increased due to an increase in rig days worked of 2,856, and an increase in the average revenue per day of $1,245. The increase in domestic days worked is a result of an increase in the number of rigs owned and available for service to 64 at June 30, 1997, compared to 31 at June 30, 1996. The increase in rigs available for service is principally the result of the acquisitions completed in 1996 and the first quarter of 1997 in which the Company added 26 working rigs. In addition, eight refurbished rigs were placed in service during the fourth quarter of 1996 and the first half of 1997. Rig days worked in domestic operations consisted of 2,646 days worked in the Company's South Texas division, 1,393 days worked in the Company's Ark-La-Tex division, and 391 days worked in all other domestic divisions of the Company. Revenue from foreign operations decreased due to a decrease in rig days worked of 895 partially offset by an increase in average revenue per day of $2,041. The decrease in days worked is primarily a result of the Company withdrawing from Mexico and Argentina during the fourth quarter of 1996, and the decrease in activity in Venezuela due to the expiration of four labor contracts and the relocation of the divisions remaining rigs within Venezuela. Increases in domestic and foreign average revenue per day are a result of the overall increase in demand for land drilling rigs.

         Drilling operating expenses increased by approximately $13.9 million, or 72%, to $33.3 million for the three months ended June 30, 1997, as compared to $19.4 million for the three months ended June 30, 1996. The increase is due to a $19.8 million increase in drilling operating expenses from domestic operations partially offset by a decrease of $5.9 million in drilling operating expenses from foreign operations. The increase in domestic drilling operating expenses is a direct result of the increase in the number of rigs owned and available for service and the corresponding 2,856 increase in the days worked. In addition, the 1997 period includes a non-recurring charge of $0.9 million to transport three rigs from Argentina to the United States. The decrease in drilling operating expenses from foreign operations is due to fewer rigs operating as a result of the Company's withdrawal from Mexico and Argentina and decreased activity in Venezuela as discussed above.

         Depreciation and amortization expense increased by $1.9 million, or 164%, to $3.0 million for the three months ended June 30, 1997, compared to $1.1 million for the three months ended June 30, 1996. The increase is primarily due to additional depreciation associated with the acquisition in late 1996 of 13 additional operating rigs and the acquisition of 13 operating rigs in January 1997 and eight rigs refurbished from inventory and placed in service during the fourth quarter of 1996 and the first half of 1997.

         General and administrative expense increased by $640,000 or 60%, to $1.7 million for the three months ended June 30, 1997, from $1.1 million for the same period of 1996 due primarily to (i) higher payroll costs associated with new management and increased corporate staff, (ii) higher professional fees due to the Company's increased activity, and (iii) higher insurance expense due to an increase in the number of rigs as well as an increase in employee related insurance coverage.

         Interest expense increased by $659,000, or 323%, to $863,000 for the three months ended June 30, 1997, compared to $204,000 for the three months ended June 30, 1996. The increase is due to an increase in the average outstanding debt balance of $29.5 million to $41.9 million for the three months ended June 30, 1997 from $12.4 million for the three months ended June 30, 1996.

         Other income, net decreased by $2.6 million to $554,000 for the three months ended June 30, 1997, as compared to $3.1 million for the three months ended June 30, 1996. The principal reason for the decrease was the gain recognized on the sale of the Company's well servicing division during the second quarter of 1996 and no similar sale during the second quarter of 1997.

         For the three months ended June 30, 1997, the Company provided income tax expense of $694,000. This expense is the result of the Company's profitable operations and the resulting taxable income. The Company had no taxable income for the second quarter of 1996.

Comparison of the Six Months Ended June 30, 1997 and 1996

          The following tables highlight rig days worked, revenues and operating expenses, for the Company's domestic and foreign operations for the six months ended June 30, 1997 and 1996.

                                           SIX MONTHS ENDED                          SIX MONTHS ENDED
                                            JUNE 30, 1997                              JUNE 30, 1996
                                 -----------------------------------        -----------------------------------
                                  DOMESTIC     FOREIGN                        DOMESTIC    FOREIGN
                                 OPERATIONS    OPERATIONS     TOTAL          OPERATIONS   OPERATIONS      TOTAL
                                 ----------    ----------     -----         -----------   ----------      ------
                                       (In thousands, except rig days worked and average revenue per day)

Rig days worked                      8,405          570         8,975            2,927        2,340        5,267
Drilling revenues                $  71,564     $  4,482     $  76,046        $  22,312    $  16,973     $ 39,285
Operating expenses(1)               57,690        4,442        62,132           21,869       16,449       38,318
                                 ---------     --------     ---------        ---------    ---------     --------
Gross profit (loss)              $  13,874     $     40     $  13,914        $     443    $     524     $    967
                                 =========     ========     =========        =========    =========     ========

Average per rig day worked
   Drilling revenue              $   8,514     $  7,863     $   8,473        $   7,623    $   7,253     $  7,459
   Operating expenses                6,864        7,793         6,923            7,471        7,029        7,275
                                 ---------     --------     ---------        ---------    ---------     --------
   Gross profit (loss)               1,650           70         1,550              152          224          184
                                 =========     ========     =========        =========    =========     ========

-----------------------------
(1) Operating expenses for depreciation and amortization and general and administrative expenses.

         Revenues increased approximately $36.7 million, or 94%, to $76.0 million for the six months ended June 30, 1997, from $39.3 million for the six months ended June 30, 1996. The increase is due to an increase in revenue from domestic operations of $49.2 million partially offset by a decrease in revenue from foreign operations of $12.5 million. Revenues from domestic operations increased due to an increase in rig days worked of 5,478, and an increase in the average revenue per day of $891. The increase in domestic days worked is a result of an increase in the number of rigs owned and available for service to 64 at June 30, 1997, compared to 31 at June 30, 1996. The increase in rigs available for service is principally the result of the acquisitions completed in 1996 and the first quarter of 1997 in which the Company added 26 working rigs. In addition, eight rigs refurbished from inventory were placed in service during the fourth quarter of 1996 and the first half of 1997. Rig days worked in domestic operations consisted of 4,902 days worked in the Company's South Texas division, 2,545 days worked in the Company's Ark-La-Tex division, and 958 days worked in all other domestic divisions of the Company. Revenue from foreign operations decreased due to a decrease in rig days worked of 1,770 partially offset by an increase in average revenue per day of $610. The decrease in days worked is primarily a result of the Company withdrawing from Mexico and Argentina during the fourth quarter of 1996, the decrease in activity in Venezuela due to the expiration of four labor contracts and the relocation of the divisions remaining drilling rigs within Venezuela. Increases in domestic and foreign average revenue per day are a result of the overall increase in demand for land drilling rigs.

         Drilling operating expenses increased by approximately $23.8 million, or 62%, to $62.1 million for the six months ended June 30, 1997, as compared to $38.3 million for the six months ended June 30, 1996. The increase is due to a $35.8 million increase in drilling operating expenses from domestic operations partially offset by a decrease of $12.0 million in drilling operating expenses from foreign operations. The increase in domestic drilling operating expenses is a direct result of the increase in the number of rigs owned and available for service and the corresponding 5,478 increase in the days worked. In addition, the 1997 period includes a non-recurring charge of $0.9 million to transport three rigs from Argentina to the United States. The decrease in drilling operating expenses from foreign operations is due to fewer rigs operating as a result of the Company's withdrawal from Mexico and Argentina and decreased activity in Venezuela as discussed above.

         Depreciation and amortization expense increased by $3.0 million, or 133%, to $5.2 million for the six months ended June 30, 1997, compared to $2.2 million for the six months ended June 30, 1996. The increase is primarily due to additional depreciation associated with the acquisition in late 1996 of 13 additional operating rigs, the acquisition of 13 operating rigs in January 1997 and eight rigs refurbished from inventory and placed in service during the fourth quarter of 1996 and the first half of 1997.

         General and administrative expense increased by $1.6 million, or 88%, to $3.4 million for the six months ended June 30, 1997, from $1.8 million for the same period of 1996 due primarily to (i) higher payroll costs associated with new management and increased corporate staff, (ii) higher professional fees due to the Company's increased activity, and (iii) higher insurance expense due to an increase in the number of rigs as well as an increase in employee related insurance coverage.

         During the first half of 1996, the Company incurred $602,000 in non-recurring charges relating to the contractual severance to be paid over a two-year period to the Company's former president and chief executive officer.

         Interest expense increased by $1.1 million or 229%, to $1.5 million for the six months ended June 30, 1997, compared to $466,000 for the six months ended June 30, 1996. The increase is due to an increase in the average outstanding debt balance of $24.7 million to $37.1 million for the six months ended June 30, 1997 from $12.4 million for the six months ended June 30, 1996.

         Other income net decreased by $2.3 million to $880,000 for the six months ended June 30, 1997, as compared to $3.2 million for the six months ended June 30, 1996. The decrease is primarily due to the gain recognized on the sale of the Company's well servicing division during the second quarter of 1996.

         For the six months ended June 30, 1997, the Company provided income tax expense of $1.4 million. This expense is the result of the Company's profitable operations and the resulting taxable income. The Company had no taxable income for the first half of 1996.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Note 4 of the "Notes to Consolidated Financial Statements" is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 14, 1997, the annual meeting of the holders of common stock of DI Industries, Inc. was held. The only action taken by the shareholders was the election of the following six directors to serve until the next annual meeting or until his successor is elected and qualified.


                                                            VOTES
          NAME                 VOTES FOR                   WITHHELD
-------------------------  ------------------------  ----------------
Lucien Flournoy              114,453,671                    47,275
Peter M. Holt                114,464,921                    36,025
Roy T. Oliver, Jr.           114,465,121                    35,825
Ivar Siem                    114,462,121                    38,825
Steven A. Webster            114,465,121                    35,825
William R. Ziegler           114,465,121                    35,825

ITEM 5. OTHER INFORMATION

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding the Company's business strategy, plans, objectives and beliefs of management for future operations, are forward-looking statements. Although the company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's final prospectus dated June 23, 1997 for the Notes offering under the caption "Risk Factors."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         A current report on Form 8-K (Item 5), was filed with the Securities and Exchange Commission on May 16, 1997. This current report reported the filing of a Registration Statement on Form S-3 (the "Senior Notes Prospectus" covering a proposed underwritten public offering by the Company of $125 million "high yield" unsecured debt securities. The Senior Notes Prospectus contained updated descriptions of (i) the Company's business and properties, including the assets of Grey Wolf, (ii) the Company's Bank Credit Facility, and (iii) the Senior Notes). The Form 8-K was filed in order to update disclosure of such matters under the Exchange Act.

Exhibits:


Exhibit
Number                        Description
------     --------------------------------------------------------------------
  1.1      Underwriting Agreement among DI Industries, Inc., Donaldson, Lufkin
           & Jenrette Securities Corporation, BT Securities Corporation and ING
           Barings (U.S.) Securities, Inc.
  4.2      Trust Indenture relating to the Senior Notes due 2007 of DI
           Industries, Inc., and Texas Commerce Bank National Association, as
           Trustee.
 10.3      Amendment No. 3 to the Credit Facility dated June 23, 1997.
 11.1      Computation of Net Income (Loss) Per Common Stock Share.
 27.0      Financial Data Schedule

                                   SIGNATURES


          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                       DI INDUSTRIES, INC.



Date: August 12, 1997                  By: /s/ T. Scott O'Keefe
                                           --------------------
                                           T. Scott O'Keefe
                                           Senior Vice President and
                                           Chief Financial Officer



Date: August 12, 1997                  By: /s/ David W. Wehlmann
                                           ---------------------
                                           David W. Wehlmann
                                           Vice President and Controller

                              INDEX TO EXHIBITS:

Exhibit
Number                        Description
------     --------------------------------------------------------------------
  1.1      Underwriting Agreement among DI Industries, Inc., Donaldson, Lufkin
           & Jenrette Securities Corporation, BT Securities Corporation and ING
           Barings (U.S.) Securities, Inc.
  4.2      Trust Indenture relating to the Senior Notes due 2007 of DI
           Industries, Inc., and Texas Commerce Bank National Association, as
           Trustee.
 10.3      Amendment No. 3 to the Credit Facility dated June 23, 1997.
 11.1      Computation of Net Income (Loss) Per Common Stock Share.
 27.0      Financial Data Schedule