Form 10-Q
period 1997-09-30
GREY WOLF INC
filed 1997-11-14
CIK 320186

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                    Commission File Number 1-8226
September 30, 1997


                         [Grey Wolf, Inc. Logo Omitted]

                                 GREY WOLF, INC.
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

                                  Yes X    No
                                     ----     ----

The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at November 11, 1997, was 164,335,391.

                        GREY WOLF, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                         PAGE
PART I.       Financial Information
              Item 1.      Financial Statements
                           Consolidated Balance Sheets                                     3
                           Consolidated Statements of Operations                           4
                           Consolidated Statements of Shareholders' Equity                 5
                           Consolidated Statements of Cash Flows                           6
                           Notes to Consolidated Financial Statements                      7
              Item 2.      Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                          11

PART II.      Other Information
              Item 1.      Legal Proceedings                                              18
              Item 4.      Submission of Matters to a Vote of Security Holders            18
              Item 5.      Other Information                                              18
              Item 6.      Exhibits and Reports on Form 8-K                               18


              Signatures                                                                  19

                        GREY WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                  September 30,   December 31,
                                                                      1997            1996
                                                                    ---------       ---------
                                                                   (Unaudited)
                         ASSETS
     Current assets:
         Cash and cash equivalents                                  $   7,328       $   6,162
         Restricted cash - insurance deposits                             412           1,000
         Accounts receivable, net of allowance of $1,899
           and $1,333, respectively                                    44,070          15,866
         Rig inventory and supplies                                       252             936
         Assets held for sale                                              80             557
         Prepaids and other current assets                              5,144           3,690
                                                                    ---------       ---------
              Total current assets                                     57,286          28,211
                                                                    ---------       ---------

     Property and equipment:
         Land, buildings and improvements                               5,892           4,312
         Drilling and well service equipment                          369,036          95,059
         Furniture and fixtures                                         1,501           1,088
                                                                    ---------       ---------
                                                                      376,429         100,459
         Less: accumulated depreciation and amortization              (23,333)        (11,983)
                                                                    ---------       ---------
              Net property and equipment                              353,096          88,476
                                                                    ---------       ---------

     Other noncurrent assets                                            6,937           1,132
                                                                    ---------       ---------
                                                                    $ 417,319       $ 117,819
                                                                    =========       =========
                         LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
         Current maturities of long-term debt                       $     800       $     613
         Accounts payable - trade                                      22,599          11,826
         Accrued workers' compensation                                  2,968           1,502
         Payroll and related employee costs                             5,953           3,340
         Customer advances                                                346           2,466
         Taxes payable                                                  1,772             845
         Interest payable                                               4,005              --
         Other accrued liabilities                                      1,532           1,424
                                                                    ---------       ---------
              Total current liabilities                                39,975          22,016
                                                                    ---------       ---------

     Senior notes                                                     174,161              --
     Other long-term debt net of current maturities                     1,361          26,846
     Other long-term liabilities and minority interest                  5,266           3,299
     Deferred income taxes                                             46,624             248
     Series A preferred stock - mandatory redeemable                      305             764

     Commitments and contingent liabilities                                --              --

     Shareholders' equity:
         Series B preferred stock, $1 par value; 10,000 shares
              authorized; none outstanding                                 --              --
         Common stock, $.10 par value; 300,000,000 shares
              authorized 151,835,391 and 125,043,234 issued
              and outstanding, respectively                            15,183          12,504
         Additional paid-in capital                                   175,525          99,301
         Cumulative translation adjustments                              (402)           (404)
         Accumulated deficit                                          (40,679)        (46,755)
                                                                    ---------       ---------
              Total shareholders' equity                              149,627          64,646
                                                                    ---------       ---------
                                                                    $ 417,319       $ 117,819
                                                                    =========       =========

          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amount in thousands, except per share data)
                                   (Unaudited)


                                                      Three Months Ended            Nine Months Ended
                                                         September 30,                 September 30,
                                                  -------------------------       -------------------------
                                                     1997            1996            1997            1996
                                                  ---------       ---------       ---------       ---------
Revenues:
     Contract drilling                            $  63,750       $  22,031       $ 139,796       $  61,316

Costs and expenses:
     Drilling operations                             45,287          18,887         107,419          57,205
     Depreciation and amortization                    7,016           1,159          12,196           3,380
     General and administrative                       2,315             877           5,684           2,672
     Non-recurring charges                               --              --              --             602
                                                  ---------       ---------       ---------       ---------
         Total costs and expenses                    54,618          20,923         125,299          63,859
                                                  ---------       ---------       ---------       ---------

Operating income (loss)                               9,132           1,108          14,497          (2,543)

Other income (expense):
     Interest income                                    459              45             647             149
     Gain on sale of assets                             229              23             583           2,972
     Interest expense                                (3,870)           (322)         (5,405)           (788)
     Minority interest                                    2             (46)            340              51
                                                  ---------       ---------       ---------       ---------
         Other income (expense), net                 (3,180)           (300)         (3,835)          2,384
                                                  ---------       ---------       ---------       ---------

Income (loss) before income taxes                     5,952             808          10,662            (159)

Income taxes                                          3,230              --           4,586              --
                                                  ---------       ---------       ---------       ---------

Net income (loss)                                     2,722             808           6,076            (159)

Series A preferred stock redemption premium              --              --            (240)             --
Series B preferred stock subscription
    dividend requirement                                 --            (100)             --            (400)
                                                  ---------       ---------       ---------       ---------

Net income (loss) applicable to common stock      $   2,722       $     708       $   5,836       $    (559)
                                                  =========       =========       =========       =========

Net income (loss) per common share                $     .02       $     .01       $     .04       $    (.01)
                                                  =========       =========       =========       =========

Weighted average common and common
    equivalent shares outstanding                   151,628          68,853         141,105          48,812
                                                  =========       =========       =========       =========


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)
                                   (Unaudited)


                                          Series B
                                          Preferred        Common
                                           Stock           Stock        Additional                     Cumulative
                                           $1 par         $.10 par       Paid-in                       Translation
                                           Value            Value        Capital         Deficit       Adjustments         Total
                                          ---------       ---------      ---------       ---------     -----------       ---------
Balance, December 31, 1995                $   4,000       $   3,867      $  46,458       $ (34,631)             --       $  19,694

    Issuance of shares in
    merger transactions                          --           7,885         41,673              --              --          49,558

    Exercise of stock options                    --              20            188              --              --             208

    Redemption of Series A
    preferred stock                              --              --            (13)             --              --             (13)

    Series B preferred stock
       dividend requirement                     400              --             --            (400)             --              --

    Rescission of series B preferred
       stock subscription                    (4,400)             --             --              --              --          (4,400)

    Net loss                                     --              --             --            (159)             --            (159)

    Unrealized translation loss                  --              --             --              --            (404)           (404)
                                          ---------       ---------      ---------       ---------       ---------       ---------

Balance, September 30, 1996               $      --       $  11,772      $  88,306       $ (35,190)      $    (404)      $  64,484
                                          =========       =========      =========       =========       =========       =========


Balance, December 31, 1996                $      --       $  12,504      $  99,301       $ (46,755)      $    (404)      $  64,646

    Issuance of shares in
       Flournoy acquisition                      --           1,243         29,823              --              --          31,066

    Exercise of stock options                    --              36            441              --              --             477

    Redemption of Series A
       preferred stock                           --              --           (240)             --              --            (240)

    Issuance of shares in
    Grey Wolf merger                             --           1,400         46,200              --              --          47,600

    Unrealized translation
    gain                                         --              --             --              --               2               2

    Net income                                   --              --             --           6,076              --           6,076
                                          ---------       ---------      ---------       ---------       ---------       ---------

Balance, September 30, 1997               $      --       $  15,183      $ 175,525       $ (40,679)      $    (402)      $ 149,627
                                          =========       =========      =========       =========       =========       =========

          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                              Nine Months Ended
                                                                                September 30,
                                                                          -------------------------
                                                                             1997            1996
                                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $   6,076       $    (159)
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
      Depreciation and amortization                                          12,196           3,380
      Provision for deferred income taxes                                     2,220              --
      Gain on sale of assets                                                   (583)         (2,972)
      Provision for doubtful accounts                                          (200)            200
   Net effect of changes in assets and liabilities
      related to operating accounts                                         (11,171)            691
                                                                          ---------       ---------
      Cash provided by operating activities                                   8,538           1,140
                                                                          ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                        (152,677)         (6,532)
   Proceeds from sale of property and equipment                               2,793           4,397
                                                                          ---------       ---------
      Cash used in investing activities                                    (149,884)         (2,135)
                                                                          ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Senior notes                                               174,161              --
   Proceeds from long-term debt                                              22,978           5,869
   Repayments of long-term debt                                             (49,319)         (2,725)
   Senior notes financing costs                                              (5,086)             --
   Proceeds from issuance of common stock                                        --          24,558
   Proceeds from exercise of stock options                                      477             208
   Redemption of Series A Preferred Stock                                      (699)           (149)
   Rescission of Series B preferred stock subscriptions                          --          (4,400)
                                                                          ---------       ---------
      Cash provided by financing activities                                 142,512          23,361
                                                                          ---------       ---------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                         --            (144)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     1,166          22,222
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                6,162           1,859
                                                                          ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   7,328       $  24,081
                                                                          =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID FOR INTEREST:                                                   $   2,045       $     463
                                                                          =========       =========
CASH PAID FOR TAXES:                                                      $   1,579       $      --
                                                                          =========       =========

NON CASH TRANSACTIONS:
   Issuance of common stock for Oliver/Mullen rigs
      Change in property and equipment additions                                          $  25,000
         Change in issuance of common stock                                                  25,000
   Issuance of common stock in Flournoy transaction
      Change in property and equipment additions                          $  40,503
      Change in issuance of common stock                                     31,066
      Change in deferred tax liability                                        9,437
   Issuance of common stock for Grey Wolf acquisition
      Change in property and equipment additions                             85,842
      Change in issuance of common stock                                     47,600
      Change in deferred tax liability                                       34,720
         Change in other assets                                                 167
         Change in long-term debt                                             1,043
      Change in assets and liabilities related to operating accounts          2,646


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
(1)      GENERAL

         On July 14, 1997, by written consent, the Board of Directors and certain shareholders of DI Industries, Inc., representing approximately 52.2% of the issued and outstanding shares of DI Industries, Inc.'s common stock at June 30, 1997, approved an amendment to the corporate charter to change the name of the company from DI Industries, Inc. to "Grey Wolf, Inc." The Articles of Amendment effecting the amendment were filed with the Texas Secretary of State on September 18, 1997.

         The accompanying unaudited consolidated financial statements have been prepared by Grey Wolf, Inc. (the "Company" or "Grey Wolf") in accordance with the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 1997, and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the three months and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results for any other period or for the year as a whole. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)      NET INCOME (LOSS) PER COMMON SHARE

         The following table presents the weighted average number of shares of common stock and common stock equivalents outstanding for the three months and nine months ended September 30, 1997 and 1996.


                                                      Three Months Ended       Nine Months Ended
                                                        September 30,             September 30,
                                                    1997         1996         1997         1996
                                                   -------      -------      -------      -------
                                                                    (In thousands)
Weighted average shares of common
    stock outstanding                              151,628       68,853      141,105       48,812
Stock options (treasury method)                         --           --           --           --
                                                   -------      -------      -------      -------
                                                   151,628       68,853      141,105       48,812
                                                   =======      =======      =======      =======


         Stock options are not included in the computation for the three months and nine months ended September 30, 1997 and 1996, since such inclusion would be antidilutive or not significant to the computation.

(3)      ACCOUNTING FOR INCOME TAXES

         The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company's foreign subsidiaries file tax returns in the country where they are domiciled. The Company records current income taxes based on its estimated tax liability in the United States and foreign countries for the period. The Company recorded a current tax provision of $2.4 million and a deferred tax provision of $2.2 million for the nine months ended September 30, 1997.

         The Company accounts for income taxes based upon Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred income tax

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income taxes reflect the gross tax effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax reporting purposes, and (b) operating loss carryforwards.

(4)      SIGNIFICANT TRANSACTIONS

         On January 31, 1997, the Company acquired the operating assets of Flournoy Drilling Company ("Flournoy") for 12.4 million shares of the Company's common stock and $800,000 in cash. The assets acquired included 13 drilling rigs, 17 rig hauling trucks, a yard and office facility in Alice, Texas, and various other equipment and drill pipe. The Company agreed to issue additional shares of common stock to Flournoy's shareholders if, and to the extent that on January 31, 1998, the aggregate market value of one-half of the shares received by the Flournoy shareholders less any shares sold, plus the gross proceeds from certain sales of common stock received in the transaction by the Flournoy shareholders prior to January 31, 1998, is, in total, less than $12.4 million.

         In May 1997, the Company increased its inventory of rigs held for refurbishment by purchasing three rigs in three separate transactions for an aggregate purchase price of $6.9 million in cash. One of the rigs was purchased from an affiliate of one of the Company's directors.

         In June 1997, the Company purchased three additional rigs to add to its inventory of rigs to be refurbished for $8.9 million. These rigs were also purchased from an affiliate of one of the Company's directors.

         On June 27, 1997, the Company acquired all of the outstanding capital stock of Grey Wolf Drilling Company ("GWDC") by merger in exchange for $61.6 million cash and 14.0 million shares of the Company's common stock. Transaction costs of approximately $0.4 million were incurred in connection with the merger. GWDC operated 18 large premium drilling rigs in South Louisiana and along the upper Texas Gulf Coast. The merger was accounted for using purchase accounting and as such, all revenues and expenses were recorded by the Company beginning from the date of acquisition.

         In July 1997, the Company purchased one operating rig for $2.4 million in cash. In August 1997, the Company purchased six idle drilling rigs and related equipment from Cactus Drilling Company, a division of Kaiser-Francis Oil Company, for $25.4 million (the "Kaiser-Francis Rig Purchase"). These rigs will be refurbished and placed into service in the future as warranted by demand.

         On September 15, 1997, the Company entered into a definitive agreement to acquire substantially all of the operating assets of Justiss Drilling Company (the "Justiss Acquisition"), a division of Justiss Oil Company, Inc. The assets include a fleet of 12 operating drilling rigs and related equipment which are currently operating in the Company's Ark-La-Tex and Gulf Coast markets. The total purchase price for the Justiss Acquisition is $36.1 million in cash of which $28.6 million was paid on October 21, 1997, upon delivery of nine of the 12 rigs to be acquired. The remaining three rigs were purchased and the balance of the purchase price ($7.5 million) was paid in November 1997, as each rig completed a turnkey drilling contract. The Company borrowed $28.0 million under its bank credit facility for the first nine rigs and the November purchases were funded from the Company's stock offering (discussed below).

         On November 3, 1997, the Company closed an offering of 25.0 million shares of the Company's common stock (the "Offering"). The Company sold 12.5 million newly issued common shares and certain

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

selling shareholders sold 12.5 million additional shares at $8.00 per share. The Company received proceeds, net of underwriting discounts, of $95.0 million. The Company estimates that expenses of the Offering will approximate $0.6 million. The proceeds of the Offering were used to pay down the bank credit facility and will be used for ongoing rig refurbishment and for general corporate purposes.

         The September 30, 1997 consolidated balance sheet includes the effect of the Flournoy acquisition, the GWDC merger, the issuance of the Notes (defined herein) and the May, June, July and Kaiser-Francis stacked rig purchases. The following unaudited pro forma consolidated financial data for the nine months ended September 30, 1997, includes the historical results of the Company for the nine months ended September 30, 1997, and gives effect to the Flournoy Acquisition, the GWDC merger, the Justiss Acquisition and issuance of the Notes as if they occurred on January 1, 1996. The following unaudited pro forma consolidated financial data for the year ended December 31, 1996, includes the historical results of the Company for the year ended December 31, 1996, and gives effect to each of the above transactions as well as the previously disclosed merger, acquisition and sale transactions which occurred before December 31, 1996, as if they occurred on January 1, 1996. The May, June, July and Kaiser-Francis rig purchases have no historical operations as the rigs have been stacked and the impact on the unaudited pro forma consolidated financial data is not material and has not been presented.

                                                  For the Nine  For the Year
                                                  Months Ended     Ended
                                                  September 30,  December 31,
                                                     1997           1996
                                                   ---------      ---------
                                                     Amounts in thousands,
                                                 except per in share amounts)
Total revenues                                     $ 188,093      $ 218,840
Net income (loss) applicable
    to common stock                                    2,340        (31,782)

Net income (loss) per common share                       .01           (.19)


(5)      LONG-TERM DEBT

         On December 31, 1996, the Company closed a $35.0 million reducing revolving line of credit (the "Facility") with a group of banks. On April 30, 1997, the Facility was amended and restated to increase the line of credit to $50.0 million and to revise certain other terms and covenants, including the elimination of mandatory $5.0 million reductions in the line in January 1998 and 1999 and a conversion of the interest rate to a sliding variable rate based on certain financial ratios of either LIBOR plus 1.75% to 2.5% or prime plus .75% to 1.5%. The Facility is secured by substantially all the Company's assets and calls for quarterly interest payments on the outstanding balance. At September 30, 1997 and December 31, 1996, $0.0 and $26.0 million, respectively, were outstanding under the line of credit. The Facility contains customary affirmative and negative covenants with which the Company was in compliance at September 30, 1997.

         On June 27, 1997, the Company issued $175.0 million of senior notes (the "Notes") receiving gross proceeds of $174.1 million. The Notes bear interest at 8 7/8% per annum payable semiannually and mature on July 1, 2007. The Notes are general unsecured senior obligations of the Company and are guaranteed by the Company's domestic subsidiaries. Proceeds from the Notes were used to fund the cash portion of the GWDC merger, to repay the outstanding Facility balance of $47.0 million and to fund the inventory rig purchases. In connection with the issuance of the Notes, the Company paid approximately $5.1 million in underwriting and financing costs which will be amortized over the life of the Notes.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         In connection with the GWDC merger, a $5.0 million escrow fund was established to provide a source of payment for the net costs to the Company, if any, for any eventual settlement by, or the payment of a monetary court judgment against, the Company arising out of a case pending against GWDC at the time of the GWDC merger. The source of the escrow fund was the cash consideration that would have otherwise been payable by the Company to GWDC's shareholders. The litigation, was styled TEPCO, Inc. ("TEPCO") v. Grey Wolf Drilling (Cause No. 96-49194) and filed in the 164th Judicial District Court of Harris County, Texas. TEPCO alleged that Grey Wolf breached contractual obligations it owed to TEPCO by failing to drill an oil and gas well or wells for it in the Treasure Isle Field, located in Galveston, Texas. TEPCO also alleged that it lost rights under an oil and gas lease it had under an alleged agreement with Mobil Producing Texas and New Mexico, Inc., causing plaintiff to suffer money damages. Grey Wolf had filed a counterclaim in the lawsuit for approximately $154,000 for recovery of unpaid invoices, and interest, for services rendered or materials provided by Grey Wolf in connection with the drilling of two wells for TEPCO which were completed before Grey Wolf ceased performing work for TEPCO. This case was settled in August 1997 for $2.5 million which was paid from the escrow fund in October 1997, and the remaining $2.5 million less applicable expenses will be distributed to the former GWDC shareholders.

         Substantially all of the Company's contract drilling activities are conducted with independent and major oil and gas companies in the United States or with national petroleum companies in Venezuela. Historically, the Company has not required collateral or other security to support the related receivables from such customers. However, the Company has required certain customers to deposit funds in escrow prior to the commencement of drilling. Actions typically taken by the Company in the event of nonpayment include filing a lien on the customer's producing property and filing suit against the customer.

(7)      SUBSEQUENT EVENT

         On November 13, 1997, the Company announced the sale of its 65% interest in INDRILLERS, L.L.C. ("Indrillers") and certain related drilling assets to Dart Energy Corporation ("Dart") in exchange for $1.65 million in cash and title to a 1,200 horsepower SCR rig previously held by Indrillers. In connection with the sale, Dart also received an option to acquire the Company's Michigan real estate for $100,000. After the sale, the Company's rig fleet totals 124. The Company estimates a gain of approximately $500,000 will be recorded during the fourth quarter of 1997.

                        GREY WOLF, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of Grey Wolf, Inc. ("Grey Wolf" or the "Company") included elsewhere herein.

GENERAL

         The Company's operations have been and will continue to be significantly affected by the new management team installed in 1996, the implementation of a new business strategy in April 1996 and the major transactions which have transformed the Company into the second largest domestic land drilling contractor. Since the implementation of this business strategy, the Company has acquired 90 drilling rigs and now has the largest or second largest active rig fleet in each of its three core domestic markets, the Ark-La-Tex, South Texas and Gulf Coast markets. The Company's rig fleet now consists of 133 rigs (including the Justiss Acquisition), of which 112 are currently marketed by the Company. Refurbishment and reactivation of the Company's inventory rigs is also a key element of the Company's business strategy. Since the beginning of the fourth quarter of 1996, the Company has refurbished 19 rigs at a cost of $31.8 million. Of the Company's current inventory of 21 rigs, eight are currently undergoing refurbishment and the Company presently intends to begin refurbishment of one additional rig during the remainder of 1997 and 12 rigs in 1998. The Company estimates costs for pending and planned refurbishments for these nine rigs in 1997 will total $16.3 million, of which $3.1 million had been expended through September 30, 1997. The Company estimates that $22.0 million will be expended during 1998 for rig refurbishment. By increasing the size of its rig fleet through acquisitions and refurbishments, the Company has increased its market share in its three core domestic markets during a period of rapidly rising demand and day rates for land drilling rigs in those key markets. The combined effect of the Company's larger fleet of marketable rigs, higher rig utilization rates and increasing day rates has significantly improved the Company's financial performance since the third quarter of 1996 despite increased drilling operations costs, including wages and benefits, and debt service over the same period. Although the Company has not had a profitable full year since 1991, during the first nine months of 1997 the Company had net income of $6.1 million compared to a $159,000 loss during the first nine months of 1996.

         Although equipment and supplies used in the Company's business are generally available from multiple sources, there is a general shortage of drilling equipment and supplies. The Company believes these shortages may intensify. The costs and delivery times of equipment and supplies are substantially greater than in prior periods and are currently escalating. In response to this trend, the Company in 1996 formed an alliance with a major drill pipe manufacturer. The alliance enables the Company to take delivery through 1998 of 29,300 joints of drill pipe in commonly used diameters at fixed prices plus possible escalations for increases in the manufacturer's cost of raw materials. As is common in the industry, the drill pipe supply alliance is not a formal contractual agreement but represents an informal arrangement in which both parties undertake to satisfy the supply objectives of the alliance. Due in part to its alliance arrangement, the Company is not currently experiencing any material shortages of, or material price increases in, drill pipe. The Company and its supplier under the drill pipe supply alliance have entered into a formal contractual arrangement for the purchase and supply of an average quarterly quantity of 3,750 joints of drill pipe (a total of 15,000 joints) during 1999 at prices based on the supplier's price list as of February 1997 less 5%. The Company has formed similar informal supply alliances with manufacturers and suppliers of other equipment and supplies, and is attempting to establish arrangements to assure adequate availability of certain other necessary drilling equipment and supplies on satisfactory terms, but there can be no assurance that it will be able to do so. Accordingly, there can be no assurance that the Company will not experience shortages of, or material price increases in, drilling equipment and supplies, including drill pipe, in the future. Any such shortages could delay and adversely affect the Company's ability to refurbish its rigs held in inventory and obtain contracts for its marketable rigs.

FINANCIAL CONDITION AND LIQUIDITY

         During the first nine months of 1997, the Company funded its activities through a combination of cash generated from operations, borrowings under the Company's bank credit facility (the "Facility"), the issuance of common stock and the issuance of $175.0 million senior notes (the "Notes") discussed below. On April 30, 1997, the Facility was amended and restated to increase the line of credit to $50.0 million and reduce the interest rate by approximately 0.5% per annum.

         The following table summarizes the Company's financial position at September 30, 1997 and as of December 31, 1996.

                                September 30, December 31,
                                   1997          1996
                                 --------      --------
                                (unaudited)
                                     (In thousands)
Working capital                  $ 17,311      $  6,195
Property and equipment, net       353,096        88,476
Other noncurrent assets             6,937         1,132
                                 --------      --------
      Total                      $377,344        95,803
                                 ========      ========

Long-term debt                   $175,522      $ 26,846
Other long-term liabilities        52,195         4,311
Shareholders' equity              149,627        64,646
                                 --------      --------
      Total                      $377,344      $ 95,803
                                 ========      ========


         The significant changes in the Company's financial position from December 31, 1996 to September 30, 1997, are primarily due to the acquisition of Flournoy Drilling Company ("Flournoy"), the merger with Grey Wolf Drilling Company ("GWDC"), the closing of the $175.0 million Notes offering discussed further below, and the acquisition of a total of 13 additional drilling rigs.

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

         On June 27, 1997, the Company acquired all of the outstanding capital stock of GWDC by merger in exchange for $61.6 million in cash and 14,000,000 shares of the Company's common stock. Grey Wolf operated 18 large premium drilling rigs in South Louisiana and along the upper Texas Gulf Coast. In connection with the merger, Drillers, Inc., the Company's domestic operating subsidiary, changed its name to "Grey Wolf Drilling Company." The merger was accounted for using purchase accounting and as such, all revenues and expenses were recorded by the Company beginning from the date of acquisition.

         Also on June 27, 1997, the Company closed a $175.0 million Notes offering resulting in gross proceeds of $174.1 million. A portion of the proceeds from the offering were used to fund the cash portion of the GWDC merger, pay off the outstanding balance under the Facility of $47.0 million and to purchase three additional drilling rigs for $8.9 million. The remaining proceeds were used to fund the Company's capital requirements as discussed below and additional rig purchases. The Notes bear interest at 8 7/8% per annum payable semiannually and mature on July 1, 2007. The Notes are guaranteed by the domestic subsidiaries of the Company.

         During May, June, July and August 1997, the Company completed the purchase of 13 drilling rigs at a total cost of $43.6 million. All but one of these rigs were added to the Company's inventory of rigs to be refurbished.

Operating Activities

         During the first nine months of 1997, the Company generated cash earnings (net income plus depreciation plus deferred taxes) of $19.7 million. These cash earnings funded an $11.2 million increase in working capital resulting in cash provided by operating activities of $8.5 million.

Investing Activities

         During the nine months ended September 30, 1997, the Company invested $149.9 million in fixed assets, net of asset sales. The cash portion of the GWDC merger, including transaction costs, accounted for $62.0 million and the acquisition of 13 additional stacked rigs in May, June, July and August accounted for $43.6 million. Additionally, rig refurbishments consisted of $28.6 million and $10.1 million was spent to acquire drill pipe and other drilling related equipment. In addition, the acquisition of Flournoy and the merger with GWDC resulted in $40.5 million and $85.8 million, respectively, in non-cash additions to property and equipment.

Financing Activities

         During the first nine months of 1997, cash provided by financing activities totaled $142.5 million consisting principally of net proceeds from the issuance of Notes of $169.1 million and borrowings and repayments under the Facility. These borrowings were used to fund the cash portion of the GWDC merger, working capital requirements and capital expenditures discussed above. The Company had cash and cash equivalents at September 30, 1997, of $7.3 million.

         On November 3, 1997, the Company closed an offering of 25.0 million shares of the Company's common stock (the "Offering"). The Company sold 12.5 million newly issued common shares and certain selling shareholders sold 12.5 million additional shares at $8.00 per share. The Company received proceeds, net of underwriting discounts, of $95.0 million. The Company estimates that expenses of the Offering will approximate $0.6 million. The proceeds of the Offering were used to pay off the outstanding balance under the Facility and will be used for ongoing rig refurbishment and for general corporate purposes.

Future Activities

         The Company anticipates substantial funding requirements in connection with its rig refurbishment program during the fourth quarter of 1997 and in 1998. The Company currently has eight rigs under refurbishment and will begin additional refurbishments of one rig during the remainder of 1997 and 12 rigs in 1998. The Company estimates costs for pending and planned refurbishments for these nine rigs will total $16.3 million during 1997, of which $3.1 million had been expended through September 30, 1997. The Company estimates that $22.0 million will be expended during 1998 for rig refurbishments. These estimates are based on deployment of all rigs undergoing or planned for refurbishment to the Company's three core domestic markets at an estimated average refurbishment cost of $1.7 million per rig, including the cost of a new drill string. If the Company instead chooses to refurbish rigs for service in the Venezuelan or other international markets, it is estimated that the average refurbishment cost of such rigs will be $12.0 million per rig, including the cost of a new drill string, transportation and importation duties. Overall estimated capital expenditures for rig refurbishments would be correspondingly increased by the incremental refurbishment cost of rigs destined for international markets.

         The Company believes that the balance of the net proceeds from the recently closed Offering remaining after the repayment of the Facility, the cash flow from operations, and to the extent required, further borrowings under the Facility, will be sufficient to fund the Company's refurbishment program and meet its other anticipated capital expenditures for the remainder of 1997 and 1998.

         The Company continues to actively review possible acquisition opportunities. While the Company has no agreements to acquire additional businesses or equipment, suitable opportunities may arise in the future. The timing or success of any acquisition effort and the size of the associated potential capital commitments cannot be predicted at this time. The ability of the Company to consummate any such transaction will be dependent in large part on its ability to fund such transaction. There can be no assurance that adequate funding will be available on terms satisfactory to the Company.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1997 and 1996

          The following tables highlight rig days worked, revenues and operating expenses for the Company's domestic and foreign operations for the three months ended September 30, 1997 and 1996.


                                           THREE MONTHS ENDED                      THREE MONTHS ENDED
                                           SEPTEMBER 30, 1997                       SEPTEMBER 30, 1996
                                 -------------------------------------      ------------------------------------
                                  DOMESTIC      FOREIGN                      DOMESTIC     FOREIGN
                                 OPERATIONS    OPERATIONS       TOTAL       OPERATIONS   OPERATIONS      TOTAL
                                 ----------    ----------     --------      ----------   ----------     --------
                                       (In thousands, except rig days worked and average revenue per day)
Rig days worked                     6,935            76          7,011         2,076           771         2,847
Drilling revenues                $ 63,152      $    598       $ 63,750      $ 14,368      $  7,663      $ 22,031
Operating expenses(1)              44,150         1,137         45,287        12,605         6,282        18,887
                                 --------      --------       --------      --------      --------      --------
Gross profit (loss)              $ 19,002      $   (539)      $ 18,463      $  1,763      $  1,381      $  3,144
                                 ========      ========       ========      ========      ========      ========

Averages per rig day worked
   Drilling revenue              $  9,106      $  7,868       $  9,093      $  6,921      $  9,939      $  7,738
   Operating expenses               6,366        14,961          6,459         6,072         8,148         6,634
                                 --------      --------       --------      --------      --------      --------
   Gross profit (loss)           $  2,740      $ (7,093)      $  2,634      $    849      $  1,791      $  1,104
                                 ========      ========       ========      ========      ========      ========

(1) Operating expenses exclude depreciation and amortization and general and administrative expenses.

         Revenues increased approximately $41.8 million, or 189%, to $63.8 million for the three months ended September 30, 1997, from $22.0 million for the three months ended September 30, 1996. The increase is due to an increase in revenue from domestic operations of $48.8 million partially offset by a decrease in revenue from foreign operations of $7.1 million. Revenues from domestic operations increased due to an increase in rig days worked of 4,859, and an increase in the average revenue per day of $2,185. The increase in domestic days worked is a result of an increase in the number of rigs owned and available for service to 96 at September 30, 1997, compared to 48 at September 30, 1996. The increase in rigs available for service is principally the result of the acquisitions completed in 1996 and the first half of 1997 in which the Company added 44 working rigs. In addition, 19 refurbished rigs were placed in service since the beginning of the fourth quarter of 1996. Increases in domestic average revenue per day are a result of the overall increase in demand for land drilling rigs. Rig days worked in domestic operations consisted of 2,862 days worked in the Company's South Texas division, 1,721 days worked in the Company's Gulf Coast division, 1,675 days worked in the Company's Ark-La-Tex division, and 677 days worked in all other domestic divisions of the Company. Revenue from foreign operations decreased due to a decrease in rig days worked of 695 and a decrease in average revenue per day of $2,071. The decrease in days worked is primarily a result of the Company withdrawing from Mexico and Argentina during the fourth quarter of 1996, and the decrease in activity in Venezuela due to the expiration of four labor contracts and the relocation of the rigs within Venezuela.

         Drilling operating expenses increased by approximately $26.4 million, or 140%, to $45.3 million for the three months ended September 30, 1997, as compared to $18.9 million for the three months ended September 30, 1996. The increase is due to a $31.5 million increase in drilling operating expenses from domestic operations partially offset by a decrease of $5.1 million in drilling operating expenses from foreign operations. The increase in domestic drilling operating expenses is a direct result of the increase in the number of rigs owned and available for service and the corresponding 4,859 increase in the days worked. The decrease in drilling operating expenses from foreign operations is due to fewer rigs operating as a result of the Company's withdrawal from Mexico and Argentina and decreased activity in Venezuela as discussed above.

         Depreciation and amortization expense increased by $5.9 million, or 505%, to $7.0 million for the three months ended September 30, 1997, compared to $1.2 million for the three months ended September 30, 1996. The increase is primarily due to additional depreciation associated with the acquisition of the additional operating rigs noted above and 19 rigs refurbished from inventory and placed in service since the beginning of the fourth quarter of 1996 and the first three quarters of 1997.

         General and administrative expense increased by $1.4 million or 164%, to $2.3 million for the three months ended September 30, 1997, from $877,000 for the same period of 1996 due primarily to (i) higher payroll costs associated with new management and increased corporate staff, (ii) higher professional fees due to the Company's increased activity, and (iii) higher insurance expense due to an increase in the number of rigs as well as an increase in employee related insurance coverage.

         Interest expense increased by $3.5 million or 1,102%, to $3.9 million for the three months ended September 30, 1997, compared to $322,000 for the three months ended September 30, 1996. The increase is due to a $156.5 million increase in the average outstanding debt balance to $176.5 million for the three months ended September 30, 1997, from $20.0 million for the three months ended September 30, 1996.

         Other income, net increased by $668,000 to $690,000 for the three months ended September 30, 1997, as compared to $22,000 for the three months ended September 30, 1996. The increase is mainly due to interest income earned on higher cash reserves derived from the proceeds on the debt offering.

         For the three months ended September 30, 1997, the Company provided income tax expense of $3.2 million. This expense is the result of the Company's profitable operations and the resulting taxable income. The Company had no taxable income for the 1996 year-to-date period.

Comparison of the Nine Months Ended September 30, 1997 and 1996

          The following tables highlight rig days worked, revenues and operating expenses for the Company's domestic and foreign operations for the nine months ended September 30, 1997 and 1996.


                                           NINE MONTHS ENDED                           NINE MONTHS ENDED
                                           SEPTEMBER 30, 1997                          SEPTEMBER 30, 1996
                                --------------------------------------     -------------------------------------
                                 DOMESTIC      FOREIGN                      DOMESTIC      FOREIGN
                                OPERATIONS    OPERATIONS       TOTAL       OPERATIONS    OPERATIONS      TOTAL
                                ----------    ----------      --------     ----------    ----------     --------
                                         (In thousands, except rig days worked and average revenue per day)
Rig days worked                    15,346           646         15,992         5,033         3,195         8,228
Drilling revenues                $134,716      $  5,080       $139,796      $ 36,680      $ 24,636      $ 61,316
Operating expenses(1)             101,840         5,579        107,419        34,029        23,176        57,205
                                 --------      --------       --------      --------      --------      --------
Gross profit (loss)              $ 32,876      $   (499)      $ 32,377      $  2,651      $  1,460      $  4,111
                                 ========      ========       ========      ========      ========      ========

Averages per rig day worked
   Drilling revenue              $  8,779      $  7,864       $  8,742      $  7,288      $  7,711      $  7,452
   Operating expenses               6,636         8,636          6,717         6,761         7,254         6,952
                                 --------      --------       --------      --------      --------      --------
   Gross profit (loss)           $  2,143      $   (772)      $  2,025      $    527      $    457      $    500
                                 ========      ========       ========      ========      ========      ========

(1) Operating expenses for depreciation and amortization and general and administrative expenses.

         Revenues increased approximately $78.5 million, or 128%, to $139.8 million for the nine months ended September 30, 1997, from $61.3 million for the nine months ended September 30, 1996. The increase is due to an increase in revenue from domestic operations of $98.0 million partially offset by a decrease in revenue from foreign operations of $19.5 million. Revenues from domestic operations increased due to an increase in rig days worked of 10,313, and an increase in the average revenue per day of $1,491. The increase in domestic days worked is a result of an increase in the number of rigs owned and available for service to 96 at September 30, 1997, compared to 48 at September 30, 1996. The increase in rigs available for service is principally the result of the acquisitions completed in 1996 and the first half of 1997 in which the Company added 44 working rigs. In addition, 19 rigs refurbished from inventory were placed in service since the beginning of the fourth quarter of 1996. Rig days worked in domestic operations consisted of 7,764 days worked in the Company's South Texas division, 1,721 days worked in the Company's Gulf Coast division, 4,226 days worked in the Company's Ark-La-Tex division, and 1,635 days worked in all other domestic divisions of the Company. Revenue from foreign operations decreased due to a decrease in rig days worked of 2,549 partially offset by an increase in average revenue per day of $153. The decrease in days worked is primarily a result of the Company withdrawing from Mexico and Argentina during the fourth quarter of 1996, the decrease in activity in Venezuela due to the expiration of four labor contracts and the relocation of the drilling rigs within Venezuela. Increases in domestic and foreign average revenue per day are a result of the overall increase in demand for land drilling rigs.

         Drilling operating expenses increased by approximately $50.2 million, or 87.8%, to $107.4 million for the nine months ended September 30, 1997, as compared to $57.2 million for the nine months ended September 30, 1996. The increase is due to a $67.8 million increase in drilling operating expenses from domestic operations partially offset by a decrease of $17.6 million in drilling operating expenses from foreign operations. The increase in domestic drilling operating expenses is a direct result of the increase in the number of rigs owned and available for service and the corresponding 10,313 increase in the days worked. In addition, the 1997 period includes a non-recurring charge of $0.9 million to transport three rigs from Argentina to the United States. The decrease in drilling operating expenses from foreign operations is due to fewer rigs operating as a result of the Company's withdrawal from Mexico and Argentina and decreased activity in Venezuela as discussed above.

         Depreciation and amortization expense increased by $8.8 million, or 261%, to $12.2 million for the nine months ended September 30, 1997, compared to $3.4 million for the nine months ended September 30, 1996. The increase is primarily due to additional depreciation associated with the acquisition of the additional operating rigs noted above and 19 rigs refurbished from inventory and placed in service since the beginning of the fourth quarter of 1996 and the first three quarters of 1997.

         General and administrative expense increased by $3.0 million, or 113%, to $5.7 million for the nine months ended September 30, 1997, from $2.7 million for the same period of 1996 due primarily to (i) higher payroll costs associated with new management and increased corporate staff, (ii) higher professional fees due to the Company's increased activity, and (iii) higher insurance expense due to an increase in the number of rigs as well as an increase in employee related insurance coverage.

         During the first nine months of 1996, the Company incurred $602,000 in non-recurring charges relating to the contractual severance to be paid over a two-year period to the Company's former president and chief executive officer.

         Interest expense increased by $4.6 million or 586%, to $5.4 million for the nine months ended September 30, 1997, compared to $788,000 for the nine months ended September 30, 1996. The increase is due to an $87.9 million increase in the average outstanding debt balance to $101.9 million for the nine months ended September 30, 1997, from $14.0 million for the nine months ended September 30, 1996.

         Other income net decreased by $1.6 million to $1.6 million for the nine months ended September 30, 1997, as compared to $3.2 million for the nine months ended September 30, 1996. The decrease is primarily due to the gain recognized on the sale of the Company's well servicing division during the second quarter of 1996.

         For the nine months ended September 30, 1997, the Company provided income tax expense of $4.6 million. This expense is the result of the Company's profitable operations and the resulting taxable income. The Company had no taxable income for the first nine months of 1996.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Note 4 of the "Notes to Consolidated Financial Statements" is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 14, 1997, by written consent, the Board of Directors and certain shareholders of DI Industries, Inc., who owned shares which represented 52.2% of the issued and outstanding shares of DI Industries, Inc.'s common stock at June 30, 1997, approved an amendment to the corporate charter to change the name of the company from DI Industries, Inc. to "Grey Wolf, Inc." The Articles of Amendment effecting the amendment were filed with the Texas Secretary of State on September 18, 1997.

ITEM 5.  OTHER INFORMATION

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding the Company's business strategy, plans, objectives, capital expenditures and beliefs of management for future operations, are forward-looking statements. Although the company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's final prospectus dated October 29, 1997 for the common stock offering under the caption "Risk Factors."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A current report on Form 8-K (Item 5), was filed with the Securities and Exchange Commission ("SEC") on August 21, 1997. This current report reported the acquisition of six idle drilling rigs and related drilling equipment from Cactus Drilling Company, a division of Kaiser-Francis Oil Company for $25.4 million in cash.

         A current report on Form 8-K (Item 5) was filed with the SEC on September 19, 1997. This current report reported the signing of a definitive agreement to acquire 12 rigs from Justiss Drilling Company.

         A current report on Form 8-K (Item 5) was filed with the SEC on September 30, 1997. This current report reported the filing of a registration statement to register 25,000,000 shares of common stock.

         A current report on Form 8-K (Item 5) was filed with the SEC on October 6, 1997. This current report updated the description of the Company's capital stock.

         A current report on Form 8-K (Item 5) was filed with the SEC on October 22, 1997. This current report reported the closing of the Justiss Acquisition and the Company's third quarter results.

Exhibits:



             Exhibit
             Number                         Description
             ------                         -----------
              11.1      Computation of Net Income (Loss) Per Common Stock Share.

              27.0      Financial Data Schedule

                                   SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                             GREY WOLF, INC.



Date: November 12, 1997                           By:      /s/ T. Scott O'Keefe
                                                           --------------------
                                                           T. Scott O'Keefe
                                                           Senior Vice President
                                                           and Chief Financial
                                                           Officer



Date: November 12, 1997                           By:      /s/ David W. Wehlmann
                                                           ---------------------
                                                           David W. Wehlmann
                                                           Vice President and
                                                           Controller

                               INDEX TO EXHIBITS

             Exhibit
             Number                         Description
             ------                         -----------
              11.1      Computation of Net Income (Loss) Per Common Stock Share.

              27.0      Financial Data Schedule