Form 10-K
period 1997-12-31
GREY WOLF INC
filed 1998-03-30
CIK 320186

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]             Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]           Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                          Commission file number 1-8226

                             [GREY WOLF, INC. LOGO]

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

        Registrant's telephone number, including area code: 713-435-6100

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          At March 23, 1998, 164,797,591 shares of the Registrant's common stock were outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the closing price on the American Stock Exchange on March 23, 1998 of $4.625) was approximately $479.4 million.

          The following documents have been incorporated by reference into the Parts of this Report indicated: Certain sections of the Registrant's definitive proxy statement for the Company's 1998 Annual Meeting of shareholders and is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the Registrant's fiscal year ended December 31, 1997, are incorporated by reference into Part III hereof.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Grey Wolf, Inc. is a leading provider of contract land drilling services in the United States with a domestic fleet of 120 rigs at March 23, 1998. In addition to its domestic operations, the Company operates a fleet of six rigs in Venezuela, giving the Company a total of 126 rigs, 111 of which are actively marketed. The Company believes that it has the largest fleet of land drilling rigs in its Gulf Coast and South Texas markets and the second largest fleet in its Ark-La-Tex and Mississippi/Alabama markets. The Company has an inventory of 15 non-marketed rigs that it intends to refurbish and reactivate during 1998 and 1999 as demand warrants.

         The Company is a Texas corporation formed in 1980. Over the two year period ending December 31, 1997, the Company implemented a new strategy whereby it elected a substantially new board of directors, installed new senior management and completed several acquisitions, mergers and financing transactions that significantly improved its liquidity, added drilling rigs to its existing fleet, and substantially increased the number of its personnel. The combined effect of the Company's change in operating strategy, larger fleet of marketable rigs, higher rig utilization rates and increasing day rates significantly improved the Company's financial performance during 1997. For the year ended December 31, 1997, the Company reported net income of $10.2 million, which was the Company's first profitable year since 1991.

         As used herein, the term "Company" refers to Grey Wolf, Inc. and its subsidiaries, unless the context otherwise indicates. Prior to September 19, 1997, the Company's corporate name was DI Industries, Inc. The Company's principal office is located at 10370 Richmond Avenue, Suite 600, Houston, TX 77042, and its telephone number is (713) 435-6100.

BUSINESS STRATEGY

         In April 1996, the Company initiated a reorganization of its operations that consisted of replacing substantially all of the senior management and the members of the Board of Directors of the Company and implementing a new business strategy. This business strategy seeks to achieve increased cash flow and earnings through:

         (1) focusing on core markets and establishing leading positions in these markets;
         (2) refurbishing and reactivating inventoried rigs to satisfy increases in demand;
         (3) acquiring land drilling businesses and assets to capitalize on anticipated improvements in the industry; and
         (4) attracting, retaining and training qualified personnel to support the Company's increased level of operations.

         Focus on Core Markets. The Company focuses on its four core domestic drilling markets as it believes these markets have historically maintained higher utilization rates and day rates than other domestic markets. The Company believes it currently has the leading market position in its Gulf Coast and South Texas markets and the second leading market position in its Ark-La-Tex and Mississippi/Alabama markets. By focusing on its core markets and establishing leading positions in these markets, the Company is able to achieve economies of scale and provide an infrastructure to acquire, refurbish and reactivate rigs in these markets in a cost-effective manner. Internationally, the Company concentrates its efforts in Venezuela, where the Company intends to increase its market presence and is currently bidding on a number of potential drilling projects.

         Refurbishment and Reactivation of Inventoried Rigs. From the beginning of the fourth quarter of 1996 through the first quarter of 1998, the Company has refurbished and reactivated 26 rigs. The remaining 15 rigs in the Company's inventory at March 23, 1998 are planned for refurbishment and reactivation during 1998 and 1999 based on market demand.

         Acquisitions. The Company has aggressively implemented its new operating strategy by acquiring 100 land drilling rigs in 13 transactions from August 1996 through Mid-March, 1998. Six of these acquisitions were of companies with long operating histories in the Company's Ark-La-Tex, Mississippi/Alabama, Gulf Coast and South Texas markets. The other acquisitions have provided the Company with additional inventory of drilling rigs suited for refurbishment and reactivation in the Company's core domestic markets, Venezuela or other foreign markets.

         Attracting, Retaining and Training Qualified Personnel. The Company believes that its executive management and operating personnel are among the most experienced and highly skilled professionals in the contract drilling industry. Thomas P. Richards, the Company's President and CEO, has 32 years of contract drilling industry experience and the Company's four Senior Vice Presidents have an average of 24 years of related experience. Many of the Company's operating personnel joined the Company in connection with acquisitions completed since August 1996, bringing to the Company additional customer relationships and operating experience in their markets. The Company's ability to retain these employees and to attract additional quality employees has allowed the Company to expand its operations and customer base significantly while ensuring quality service to its customers. The Company has a training program in place to ensure that an adequate number of qualified supervisory personnel are available for future expansion.

INDUSTRY OVERVIEW

         The domestic land drilling industry is undergoing a period of rapid consolidation. The Company believes that during the period from January 1, 1996 through January 31, 1998, there have been at least 39 completed or pending transactions involving the acquisition of a combined total of approximately 509 rigs, the majority of which were acquired by six land rig companies including the Company. The Company accounted for 13 of these transactions which involved its acquisition of 100 rigs, of which 67 were actively marketed at the time of acquisition and 33 were inventoried for later refurbishment.

         Industry sources estimate that the supply of domestic land drilling rigs available for work in the U.S. has declined from over 5,000 rigs in 1982 to 1,400 rigs currently. The Company believes the demand for land drilling rigs in the Company's core markets increased during 1997 principally due to improved oil and gas drilling and production economics resulting from increased use of 3-D seismic, directional drilling and enhanced recovery techniques. For 1997, industry sources estimate that the average active domestic land rig count was 822 as compared to 652 for 1996.

RECENT ACQUISITIONS AND SALES

         Murco Acquisition. On January 30, 1998, the Company closed the acquisition of all of the outstanding common stock of Murco Drilling Corporation ("Murco") for $59.6 million in cash. At closing, Murco had net liabilities of approximately $5.4 million. The Company funded this acquisition through the use of working capital and its bank credit facility. Murco operated ten land drilling rigs in the Ark-La-Tex and Mississippi/Alabama regions. The rigs acquired consisted of two 1,500 horsepower Silicon Controlled Rectifier ("SCR") rigs, one 1,000 horsepower SCR rig, one 800 horsepower SCR rig and six mechanical rigs with horsepower ratings from 650 to 1,500.

         Justiss Acquisition. On September 15, 1997, the Company entered into a definitive agreement to acquire substantially all of the operating assets of Justiss Drilling Company, a division of Justiss Oil Company, Inc. ("Justiss"). The assets included a fleet of 12 operating drilling rigs and related equipment which are currently operating in the Company's Ark-La-Tex and Gulf Coast markets. The total purchase price for the Justiss Acquisition is $ 36.1 million in cash of which $28.6 million was paid on October 31, 1997 upon delivery of nine of the 12 rigs to be acquired. The remaining three rigs were purchased and the balance of the purchase price paid ($7.5 million) during November 1997 as each rig completed a turnkey drilling contract for a well in progress. Approximately 240 former rig-based employees of Justiss were hired by the Company.

         Kaiser-Francis Rig Purchase. On August 21, 1997, the Company acquired six idle drilling rigs and related drilling equipment from Cactus Drilling Company, a division of Kaiser-Francis Oil Company for a cash purchase price of $25.4 million. The rigs consisted of four 2,000 horsepower Silicon Controlled Rectifier ("SCR") rigs, one 1,000 horsepower SCR rig and one 1,000 horsepower mechanical rig. The 2,000 horsepower rigs are rated for drilling to 25,000 feet while the 1,000 horsepower rigs are rated for drilling to 15,000 feet. Three of the six rigs are currently being refurbished and three were refurbished and placed in service in late 1997 and early 1998. The purchase price for the Kaiser-Francis Rig Purchase was paid from the net proceeds of the Senior Notes offering.

         GWDC Acquisition. On June 27, 1997, the Company acquired Grey Wolf Drilling Company ("GWDC") which owned a fleet of 18 operating drilling rigs and related assets located in the Company's Gulf Coast market. Sixteen of the rigs acquired in the GWDC Acquisition are rated to drill to depths of 20,000 feet or greater. The consideration for the GWDC Acquisition consisted of $61.6 million in cash and 14.0 million shares of common stock valued by the Company at $47.6 million under the purchase method of accounting. The GWDC Acquisition established the Company's presence in its Gulf Coast market and provided the Company with additional infrastructure to facilitate reactivation of its rigs held in inventory.

         Flournoy Acquisition. On January 31, 1997, the Company acquired the operating assets of Flournoy Drilling Company ("Flournoy") for approximately
12.4 million shares of common stock and cash of approximately $800,000, which was utilized to repay certain indebtedness of Flournoy. The assets acquired included 13 operating land drilling rigs, 17 rig hauling trucks, a yard and office facility in Alice, Texas and various other equipment and drill pipe. Under the purchase method of accounting, the Company valued the common stock in the Flournoy Acquisition at $31.1 million. The Company agreed to issue additional shares of common stock to Flournoy's shareholders if, and to the extent that, on January 31, 1998 the aggregate market value of one-half of the shares received by the Flournoy shareholders less any shares sold, plus the gross proceeds from certain sales of common stock received in the transaction by the Flournoy shareholders prior to January 31, 1998, is in total, less than $12.4 million. No additional shares were required to be issued.

         Diamond M Acquisition. On December 31, 1996, the Company acquired the assets of Diamond M Onshore, Inc. ("Diamond M") for $26.0 million in cash. The assets acquired consisted of ten operating land drilling rigs, all of which are currently operating in South Texas, 19 rig hauling trucks, a yard and office facility in Alice, Texas and various other drill pipe and equipment.

         Mesa Acquisition. On October 3, 1996, the Company acquired six diesel electric SCR rigs, three of which were operating, from Mesa Drilling, Inc. ("Mesa") in exchange for 5.5 million shares of common stock. The Mesa acquisition established the Company's presence in South Texas. Under the purchase method of accounting, the Company valued the common stock issued in the Mesa Acquisition at $7.5 million.

         RTO/LRAC and Somerset Acquisitions. On August 29, 1996, the Company completed the RTO/LRAC Acquisition in which approximately 39.4 million shares of common stock were exchanged for 18 deep drilling land rigs which were added to the Company's rigs held for refurbishment and reactivation. The rigs acquired in the RTO/LRAC Acquisition include five 3,000 horsepower and nine 2,000 horsepower land rigs rated for depths of 25,000 feet or greater. Contemporaneously with the closing of the RTO/LRAC Acquisition, the Company completed a transaction in which it issued approximately 39.4 million shares of common stock for $25.0 million in cash. Under the purchase method of accounting, the Company valued the common stock issued in the RTO/LRAC Acquisition and the Somerset Acquisition at $25.0 million and $24.6 million, respectively. The recipients of the shares issued in the RTO/LRAC and Somerset Acquisitions were also issued warrants to acquire up to an aggregate of 3.4 million shares of common stock (the "Shadow Warrants"), exercisable upon the occurrence of certain events. As of December 31, 1997, approximately 2.9 million of the Shadow Warrants have been terminated unexercised. The $25.0 million capital infusion from the Somerset Acquisition was used for rig fleet refurbishment, debt repayment and general corporate purposes.

         Additional Rig Purchases. In addition to the acquisitions described above, the Company completed five additional acquisitions during the second and third quarters of 1997 that added a total of seven drilling rigs to the Company's fleet, one of which was operating and six of which were added to the Company's rigs held for refurbishment.

         Sale of INDRILLERS, L.L.C. On November 13, 1997, the Company closed the sale of its 65% interest in INDRILLERS, LLC ("Indrillers") and certain related drilling assets to Dart Energy Corporation ("Dart") in exchange for $1.65 million in cash and title to a 1,200 horsepower SCR rig previously held by Indrillers. Indrillers, a limited liability company, operated drilling rigs in Michigan and was formed in 1996 through the combination of certain drilling assets of the Company and Dart with resulting ownership of 65% and 35%, respectively. Indrillers' rig fleet consisted of nine smaller mechanical rigs ranging from 300 to 900 horsepower and one 1,200 horsepower SCR rig.

         Sale of Eastern Division Assets. On February 26, 1998, the Company signed a definitive agreement to sell all of the rigs and drilling related equipment of the Company's Eastern Division located in Ohio to Union Drilling, Inc. ("Union") for $2.4 million. The sale closed in steps as each of the rigs completed its current drilling contract with the last transaction being completed on March 4, 1998. The Eastern division's rig fleet consisted of six 450 horsepower mechanical rigs.

DOMESTIC OPERATIONS

         At December 31, 1997, the Company had a total domestic rig fleet of 116 rigs, 100 of which were being actively marketed, and 16 of which were held in inventory for refurbishment and reactivation. After giving effect to the Murco Acquisition and the disposition of the Eastern Division assets, the Company's domestic total rig fleet at March 23, 1998 consists of 126 rigs, 111 of which are actively marketed and 15 of which are held for refurbishment and reactivation.

         The Company conducts its domestic operations primarily in its four core domestic drilling markets, the Ark-La-Tex, Mississippi/Alabama, South Texas and Gulf Coast markets. The Ark-La-Tex and Mississippi/Alabama markets are served by the Ark-La-Tex Division, while the South Texas and Gulf Coast market areas are served by an operating division of the Company. The Company believes it currently has the leading market position in its Gulf Coast and South Texas markets and the second leading position in its Ark-La-Tex market. Two smaller, non-strategic divisions operated by the Company were recently disposed of by the Company. These were the Indrillers Division which operated primarily in Michigan and the Eastern Division which operated primarily in Ohio. See "--Recent Acquisitions and Sales" above.

         Ark-La-Tex Division. The Ark-La-Tex Division provides drilling services primarily in Northeast Texas, Northern Louisiana, Southern Arkansas, Mississippi and Alabama and currently markets a fleet of 37 rigs. The majority of the drilling in the Ark-La-Tex market is directed to three of the five principal target geologic formations in the region, generally located at depths ranging from 8,900 to 13,000 feet. For these target formations, 450 to 1,000 horsepower mechanical rigs are typically utilized in the Ark-La-Tex market. Twenty-three of the divisions's rigs are suited for drilling to these depths, 18 of which are mechanical, one of which is a diesel electric and four are SCR rigs. The other two principal geologic targets in the market, the Austin Chalk and Pinnacle Reef formations, are located at substantially greater depths, typically from 15,500 to 22,000 feet. The Company has 14 marketable rigs suitable for these target depths. Three of these deep drilling rigs are 1,500 horsepower mechanical rigs capable of drilling to 20,000 feet, three are diesel electric 1,500 and 2,000 horsepower rigs capable of drilling to depths ranging from 20,000 to 25,000 feet and eight are diesel electric SCR rigs ranging from 1,200 to 3,000 horsepower and capable of drilling from 17,000 to 30,000 feet.

         During 1997 approximately 76% of the division's revenues were generated from daywork contracts, 4% from footage contracts and 20% from turnkey contracts. The average revenues per rig day worked for the division during 1997 was $8,239 and its average rig utilization rate was 95%.

         South Texas Division. The South Texas Division markets a fleet of 36 rigs consisting of 17 trailer mounted rigs with rated depth capacities ranging from 9,500 to 14,000 feet, 12 diesel electric SCR rigs with rated depth capacities from 12,000 to 25,000 feet and seven conventional mechanical rigs with rated depth capacities ranging from 10,000 to 14,000 feet. The Company believes that trailer mounted rigs and 1,500 to 2,000 horsepower diesel electric SCR rigs are in highest demand in this market. Trailer mounted rigs are relatively more mobile than conventional rigs, thus decreasing the time and expense to the customer of moving the rig to and from the drillsite. Under ordinary conditions, the Company's trailer mounted rigs are capable of drilling an average of two 10,000 foot wells per month. The Company believes it operates the largest trailer mounted rig fleet in this market. The South Texas Division also operates a fleet of 35 trucks, which are used exclusively to move the Company's rigs. Most drilling in this market is for natural gas at depths ranging from 10,000 to 15,000 feet.

         During 1997, approximately 61% of the division's revenues were generated from daywork contracts, 15% from footage contracts and 24% from turnkey contracts. The average revenues per rig day worked for the division during 1997 was $9,395 and its average rig utilization rate was 97%.

         Gulf Coast Division. The Gulf Coast Division's drilling services are provided to operators in Southern Louisiana and along the Texas Gulf Coast. The Gulf Coast Division's rig fleet consists of 32 drilling rigs, including nine 1,500 to 2,000 horsepower diesel electric rigs with rated depth capacities of 20,000 to 25,000 feet, thirteen 1,000 to 4,000 horsepower diesel electric SCR rigs with rated depth capacities of 15,000 to 40,000 feet and ten mechanical rigs with rated depth capacities of 10,000 to 20,000 feet.

         This division's rig fleet is comprised primarily of rigs acquired in the GWDC Acquisition. Since the acquisition date, approximately 85% of its revenues have been generated from daywork contracts, 1% from footage contracts and 14% from turnkey contracts. Average revenue per day generated by the Gulf Coast Division during 1997 was $10,219, and for the same period its average rig utilization rates was 96%.

FOREIGN OPERATIONS

         At the present time, the Company's foreign operations are in the Venezuelan market having withdrawn from both the Argentine and Mexican markets during 1996.

         The Company began operating in Venezuela in 1994, and has upgraded the performance capabilities of its rig fleet in Venezuela and is intensifying its marketing efforts there in response to increased demand for land rig drilling services. The Company currently has two rigs working in Venezuela and is actively marketing its four remaining rigs. The Company believes this demand has resulted principally from changes in Venezuelan government policies and legislation encouraging private sector participation in oil and gas exploration and production. In recent years, the Venezuelan national oil company, Petroleos de Venezuela, S.A. ("PDVSA"), has permitted international oil companies to enter into operating agreements with one of PDVSA's three main operating subsidiaries to rehabilitate, reactivate and develop certain of its older fields. Additionally, the Venezuelan government has enacted legislation enabling multinational oil companies to conduct exploration and development operations in Venezuela through production sharing arrangements with PDVSA and its subsidiaries. Through August 1997, eight large undeveloped properties have been awarded to multinational oil companies for development through production sharing agreements. In June 1997, PDVSA awarded operating agreements to private companies for the rehabilitation, reactivation and development of 18 additional areas. The new operating agreements referred to by PDVSA as the "Third Operating Round" cover 12 areas described by PDVSA as "onshore" locations covering a combined area of approximately 2,600 square kilometers (approximately 1,000 square miles). The Company believes that the Third Operating Round operations will require drilling and workover rigs with depth ratings from 4,000 to 18,000 feet.

         Drilling contractors operating in Venezuela generally obtain contracts through a bidding process open only to drilling contractors previously approved for inclusion on the "bid list" of the customer and PDVSA. Drilling contracts are sometimes awarded on a long-term basis, for periods of up to 24 months. In the Company's experience, bid specifications for Venezuelan drilling contracts typically require premium quality, intermediate and deep drilling rigs with 1,500 to 3,000 horsepower ratings equipped with top drive mechanisms.

         In 1996, the Company identified certain management and operating deficiencies that contributed to reduced operations and profits, and the removal of the Company from PDVSA's bid list due to the failure of the Company's Venezuelan subsidiary to file statutorily required financial reports with the Venezuelan government. To address these problems, the Company replaced its local management with new management having substantial experience with competing drilling contractors in Venezuela. The Company has since been restored to PDVSA's bid list.

         The Venezuela Division is currently marketing four land drilling rigs with rated depths of 10,000 to 15,000 feet and two workover rigs, of which two drilling rigs are under contract and the remainder are idle. To improve the marketability of its existing Venezuelan rig fleet, the Company completed $3.6 million of capital improvements to its rigs in 1997. The Venezuela Division generally provides its drilling services under daywork contracts and workover services under hourly contracts. Hourly contracts call for the Company to provide a rig and crew, for which it is paid on an hourly basis. Historically, the Venezuela Division has contracted to provide crews to man rigs owned by PDVSA and may do so in the future.

         Further expansion of the Company's drilling fleet in Venezuela will depend primarily on whether the Company is successful in obtaining long-term drilling contracts in that market and on a variety of other factors including market conditions, management's assessment of existing and future demand, commodity prices and day rates. Should the Company be awarded long-term drilling contracts requiring additional drilling rigs, management expects that inventory rigs or active rigs from its domestic fleet will be refurbished and upgraded to meet the premium quality rig specifications typically required by such long-term international drilling contracts.

         Foreign operations contributed approximately 3%, 36%, and 53% of the Company's operating revenues for the years ended December 31, 1997, 1996 and 1995, reduced operating income by 9% in 1997 and accounted for 71% and 68%, respectively, of the Company's total losses from operations for 1996 and 1995. During 1997, the Company's foreign operations were conducted in Venezuela. In 1996 and 1995 the Company had operations in Mexico and South America.

         Consistent with the Company's decision to redeploy its rigs to more productive markets, the Company withdrew from both the Argentine and Mexican markets in 1996. All four of the Company's drilling rigs previously located in Mexico have been returned to the United States. Of the four repatriated rigs, three have been refurbished and placed in service in the Company's Ark-La-Tex or South Texas Divisions and one is held for sale. In April 1997, the Company sold three of its six drilling rigs and certain other assets located in Argentina for $1.5 million. The remaining three rigs have been returned to the United States where two of the three have been refurbished and returned to service in the South Texas Division and one is being held for refurbishment and reactivation.

         Although current operations are in Venezuela, the Company has and will consider expansion into additional selected international markets as bidding opportunities arise. In this regard, the Company intends to bid on long-term contracts for drilling in Bolivia and Saudi Arabia.

RIG INVENTORY AND REFURBISHMENTS

         As of March 23, 1998, the Company has an inventory of 15 rigs, or approximately 12% of its rig fleet, which are suitable for refurbishment and reactivation to meet future demand. The Company considers "inventory rigs" to be rigs that are not working, are not actively marketed and that require additional capital expenditures to return them to service. Management believes that the anticipated demand for land drilling rigs in the Company's Ark-La-Tex, Gulf Coast, South Texas and Venezuelan markets justifies a program to restore certain of its inventory rigs to marketable condition.

         Since the fourth quarter of 1996, the Company has completed the refurbishment of 26 rigs at an aggregate cost of approximately $58.1 million. Of these 26 recently refurbished rigs, 21 were diesel electric SCR inventory rigs ranging from 1,000 to 4,000 horsepower with depth ratings of 15,000 to 40,000 feet. The other five refurbished rigs were previously marketed rigs that were returned to the U.S. following the Company's withdrawal from the Argentine and Mexican markets in late 1996. These rigs are mechanical rigs, ranging from 750 to 1,000 horsepower with rated depth capacities of 9,500 to 15,000 feet. All 26 recently refurbished rigs are now assigned to the Company's Ark-La-Tex, Gulf Coast and South Texas Divisions.

         As of March 23, 1998, the Company is refurbishing three rigs from its inventory, of which two are diesel electric SCR rigs and one is a mechanical rig. The mechanical rig is rated at 1,500 horsepower with a depth rating of 20,000 feet. The diesel electric SCR rigs undergoing refurbishment are 1,000 to 2,000 horsepower rigs with depth ratings of 15,000 to 25,000 feet. The Company presently anticipates that the refurbished rigs will be deployed to the Company's Ark-La-Tex, South Texas and Gulf Coast markets.

         The Company plans to refurbish the remaining 12 inventory rigs during late 1998 and 1999 as demand warrants. Upon refurbishment the rigs are expected to be reactivated for service in the Company's four core domestic markets. If, however, the Company is successful in obtaining long-term drilling contracts in Venezuela or other foreign locations, certain of the Company's inventory rigs or active rigs may be refurbished and mobilized for service in those foreign markets. Refurbishment costs for rigs deployed by the Company in its core domestic markets averaged approximately $2.2 million per rig for rigs refurbished in 1996 and 1997 and are estimated to be $2.5 million per rig for those to be refurbished in 1998 and 1999. Refurbishment costs for 2,000 and 3,000 horsepower rigs for the Venezuelan market are estimated to average approximately $12.0 million per rig, in each case including the cost of a new drill string. The actual number of rig refurbishments completed by the Company, however, will depend on many factors, including management's assessment of existing and anticipated demand and day rates, the Company's success in bidding for foreign and domestic drilling contracts and possible future acquisitions of rigs. See "Certain Risks --Dependence on Oil and Gas Industry; Industry Conditions"

CONTRACTS

         The Company's contracts for drilling oil and gas wells are obtained either through competitive bidding or as a result of negotiations with customers. Contract terms offered by the Company are generally dependent on the complexity and risk of operations, on-site drilling conditions, type of equipment used and the anticipated duration of the work to be performed. Generally, domestic drilling contracts are for a single well, while foreign drilling contracts are for multiple wells or a specified term. The contracts typically obligate the Company to pay certain operating expenses, including wages of drilling personnel, maintenance expenses, incidental rig supplies, equipment and local office facilities. Domestic drilling contracts are typically subject to termination by the customer on short notice, usually upon payment of a fee. Foreign drilling contracts generally require longer notice periods for termination and may also require that the customer pay for the mobilization and demobilization costs. The Company's drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis.

         Daywork Contracts. Under daywork drilling contracts, the Company provides a drilling rig with required personnel to the operator, who supervises the drilling of the well. The Company is paid based on a negotiated fixed rate per day while the rig is utilized. Daywork drilling contracts generally specify the type of equipment to be used, the size of the hole and the depth of the well. Under a daywork drilling contract, the customer bears a large portion of out-of-pocket costs of drilling and the Company generally bears no part of the usual capital risks associated with oil and gas exploration (such as time delays for various reasons, including stuck drill pipe and blowout).

         Turnkey Contracts. Under a turnkey contract, the Company contracts to drill a well to an agreed-upon depth under specified conditions for a fixed price, regardless of the time required or the problems encountered in drilling the well. The Company provides technical expertise and engineering services, as well as most of the equipment required for the well, and is compensated when the contract terms have been satisfied. Turnkey contracts afford an opportunity to earn a higher return than would normally be available on daywork or footage contracts if the contract can be completed successfully without complications.

         The risks to the Company under a turnkey contract are substantially greater than on a well drilled on a daywork basis because the Company assumes most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies, cost escalation and personnel. The Company employs or contracts for engineering expertise to analyze seismic, geologic and drilling data to identify and reduce many of the drilling risks assumed by the Company. Management uses the results of this analysis to evaluate the risks of a proposed contract and seeks to account for such risks in its bid preparation. The Company believes that its operating experience, qualified drilling personnel, risk management program, internal engineering expertise and access to proficient third party engineering contractors have allowed it to reduce the risks inherent in turnkey drilling operations. The Company also maintains insurance coverage against some but not all drilling hazards.

         Footage Contracts. Under footage contracts, the Company is paid a fixed amount for each foot drilled, regardless of the time required or the problems encountered in drilling the well. The Company pays more of the out-of-pocket costs associated with footage contracts compared with daywork contracts. Similar to a turnkey contract, the risks to the Company on a footage contract are greater because it assumes most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies, cost escalation and personnel. As with turnkey contracts, the Company manages this additional risk through the use of engineering expertise and bids the footage contracts accordingly. The Company also maintains insurance coverage against certain drilling hazards.

CUSTOMERS AND MARKETING

         The Company's contract drilling customers include independent producers, major oil companies and national petroleum companies. The Company believes that approximately 85% of the wells it drilled in 1997 were principally targeted by its customers for production of natural gas rather than crude oil. One unaffiliated customer accounted for 10% of the Company's revenues for the year ended December 31, 1997. There were no such significant customers for the years ended December 31, 1996 and 1995.

         The Company primarily markets its drilling rigs on a regional basis through employee sales representatives. These sales representatives utilize personal contracts and industry periodicals and publications to determine which operators are planning to drill oil and gas wells in the immediate future. Once the Company has been placed on the "bid list" for an operator, the Company will typically be given the opportunity to bid on all future wells for that operator in the area.

         The Company from time to time enters into informal, nonbinding commitments with its customers to provide drilling rigs for future periods at agreed upon rates plus fuel and mobilization charges, if applicable, and escalation provisions. This practice is customary in the land drilling business during times of tightening rig supply. Although neither the Company nor the customer is legally required to honor these commitments, the Company strives to satisfy such commitments in order to maintain good customer relations.

EMPLOYEES

         At March 15, 1997, the Company had approximately 3,000 employees. None of the Company's domestic employees are subject to collective bargaining agreements, and management believes its employee relations are satisfactory.

REGULATION

         Many aspects of the Company's operations are affected by domestic and foreign political developments and are subject to numerous laws and regulations that may relate directly or indirectly to the contract drilling industry. For example, drilling operations are subject to extensive and evolving laws and regulations governing environmental quality, pollution control, remediation of contamination and preservation of natural resources. Such laws and regulations pertain, among other things, to air emissions, waste management, spills and other discharges, wetlands and endangered species protection and cleanup of contamination. The Company's operations are often conducted in or near ecologically sensitive areas such as wetlands which are subject to protective measures. The handling of waste materials, some of which are classified as hazardous substances, is a routine part of the Company's operations. Consequently, the regulations applicable to the Company's operations include those with respect to containment, disposal and control of the discharge of hazardous oilfield waste and other nonhazardous waste material into the environment, requiring removal and cleanup under certain circumstances, or otherwise relating to the protection of the environment. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Such laws and regulations may expose the Company to liability for the conduct of, or conditions caused by, others or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. The Company may also be exposed to environmental or other liabilities originating from businesses and assets subsequently acquired by the Company. Compliance with such laws and regulations may require significant capital expenditures. Although such compliance costs to date have not had a material effect on the Company, application of these requirements or the adoption of new requirements could have a material adverse effect on the Company. In addition, the modification or judicial interpretation of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and gas for economic, environmental or other reasons could have a material adverse effect on the Company's operations by limiting future contract drilling opportunities.

         Environmental regulation has led to higher drilling costs, a more difficult and lengthy well permitting process and, in general, has adversely affected many oil companies' drilling decisions. The primary environmental statutory and regulatory programs that affect the Company's operations include those summarized below.

         Oil Pollution Act and Clean Water Act. The Oil Pollution Act of 1990 ("OPA") amends certain provisions of the Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA"), and other statutes as they pertain to the prevention of and response to hazardous substances and oil spills into navigable waters. OPA requires responsible parties to maintain proof of financial responsibility to cover some portion of the cost of a potential spill and to prepare an oil spill contingency plan. Under OPA, a person owning or operating a facility or equipment from which there is a discharge or threat of a discharge of oil into or upon navigable waters or adjoining shorelines is liable as a "responsible party" for removal costs and damages. Many of the Company's activities are conducted in or near ecologically sensitive areas, such as wetlands, coastal environment and inland waterways. An oil spill in a wetland or inland waterway could produce substantial damage to the environment, including wildlife and natural resources, and result in material liability. Federal law imposes strict, joint and several liability on facility owners for containment and clean-up costs and certain other damages, including natural resource damages, arising from a spill as well as civil and criminal penalties for violation of regulatory requirements.

         The CWA also regulates the discharge of pollutants to surface water and the discharge of dredged or fill material to wetlands areas.

         Superfund. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), commonly referred to as the "Superfund" law, imposes strict, joint and several liability on certain classes of persons with respect to the release or threatened release of a hazardous substance to the environment. These persons include: (i) the current owner and operator of a facility from which hazardous substances are released; (ii) owners and operators of a facility at the time any hazardous substances were disposed; (iii) generators of hazardous substances who arranged for treatment or disposal at or transport to such facility and (iv) transporters who selected the facility for treatment or disposal of hazardous substances. The Company may be responsible under CERCLA for all or part of the costs to clean up sites at which hazardous substances have been released. To date, however, the Company has not been named a potentially responsible party under CERCLA or any similar state Superfund laws.

         Hazardous Waste Disposal. The Company's operations involve the generation or handling of materials that are classified as hazardous waste, and that are subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statues. The Environmental Protection Agency and various state agencies have imposed strict requirements regulating the treatment, storage, transport and disposal of hazardous wastes.

         NORM. Oil and gas exploration and production activities have been identified as generators of naturally-occurring radioactive materials ("NORM"). The generation, handling and disposal of NORM waste due to oil and gas exploration and production activities is currently regulated in various states including Louisiana and Texas. The Company does not believe that its compliance with such regulations will have a material effect on its operations or financial condition, but there can be no assurance in this regard.

         Occupational Safety and Health. The Occupational Safety and Health Act of 1970, as amended, ("OSHA") establishes employer responsibilities including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various recordkeeping, disclosure and procedural requirements. Such requirements include, for example, the Hazard Communication Standard which applies to all private-sector employers including those in the oil and gas exploration and production industry, and requires such employers to assess chemical hazards, obtain and maintain certain written descriptions of these hazards, develop a hazard communication program and train employees to work safely with chemicals on site. Failure to comply with the requirements of OSHA may result in administrative, civil and criminal penalties. The Company believes it is in substantial compliance with OSHA requirements and does not believe it will be required to expend material amounts by reason of such requirements. However, the Company is unable to predict the ultimate cost of compliance with these changing requirements.

INSURANCE

         The Company's operations are subject to the many hazards inherent in the drilling business, including, for example, blowouts, cratering, fires, explosions and adverse weather. These hazards could cause personal injury, suspend drilling operations or seriously damage or destroy the equipment involved and could cause substantial damage to producing formations and surrounding areas. Damage to the environment could also result from the Company's operations, particularly through oil spillage and extensive, uncontrolled fires. As a protection against operating hazards, the Company maintains insurance coverage, including property casualty insurance on its rigs and drilling equipment, comprehensive general liability and commercial contract indemnity (including a separate policy for foreign liability), commercial umbrella and workers' compensation insurance and "control of well" insurance.

         The Company's insurance coverage for property damage to its rigs and drilling equipment is based on the Company's estimate, as of June 1997, of the cost of comparable used equipment to replace the insured property. There is an annual aggregate deductible on rigs of $500,000 to be comprised of losses otherwise recoverable thereafter in excess of a $50,000 maintenance deductible. There is a $10,000 deductible per occurrence on equipment.

         The Company's third party liability insurance coverage under each of the general and foreign policies is $1.0 million per occurrence, with a deductible of $50,000 per occurrence. The Company believes that it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage or damage to the environment.

         The Company also maintains insurance coverage to protect against certain hazards inherent in its turnkey contract drilling operations. This insurance covers "control of well" (including blowouts above and below the surface), cratering, seepage and pollution and care, custody and control. The Company's current insurance provides $500,000 coverage per occurrence for care, custody and control, and coverage per occurrence for control of well, cratering, seepage and pollution associated with drilling operations of either $10.0 million or $20.0 million, depending upon the area in which the well is drilled and its target depth. Each form of coverage provides for a deductible for the account of the Company, as well as a maximum limit of liability. Each casualty is an occurrence, and there may be more than one such occurrence on a well, each of which would be subject to a separate deductible.

CERTAIN RISKS

         Dependence on Oil and Gas Industry; Industry Conditions. The Company's business and operations are substantially dependent upon conditions in the oil and gas industry and, specifically, the exploration and production expenditures of oil and gas companies. The demand for contract land drilling and related services is directly influenced by oil and gas prices, expectations about future prices, the cost of producing and delivering oil and gas, government regulations, local and international political and economic conditions, including the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and prices, the level of production by non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves. During 1997, conditions in the oil and gas industry were such that demand for land drilling services was generally strong in each of the Company's four core domestic markets. The Company's 1997 average rig utilization rate for these four core markets was approximately 96%. In the first quarter of 1998, however, this average rig utilization rate was approximately 80%. This lower average utilization rate is believed by the Company to be due to an overall weakening of demand it its core markets for land drilling services and, to a lesser extent, delays caused by inclement weather. The generally reduced demand for land drilling services in the first quarter of 1998 is believed by the Company to be attributable to the decline of prices for oil production, and to widespread uncertainty among potential customers as to the future level and trend of oil and gas prices. If these industry conditions persist or worsen, they could have a material adverse effect on the Company's financial condition and results of operations.

         History of Losses from Operations. Although the Company had net income of $10.2 million for the year ended December 31, 1997, the Company has a history of losses and had previously not had a profitable full year since 1991. The Company incurred net losses of $11.7 million and $13.4 million for the years ended December 31, 1996 and 1995, respectively. The 1996 loss included non-recurring charges of $6.1 million while the 1995 loss included a provision for asset impairment of $5.3 million. Profitability in the future will depend upon many factors, but largely upon utilization rates and day rates for the Company's drilling rigs. There can be no assurance that current utilization rates and day rates will not decline or that the Company will not experience losses.

         Risks of International Operations. The Company derives revenue from international operations. The Company's current international operations are conducted only in Venezuela; however, the Company is pursuing opportunities in other countries, including Bolivia and Saudi Arabia. Risks associated with operating in international markets include foreign exchange restrictions and currency fluctuations, foreign taxation, political instability, foreign and domestic monetary and tax policies, expropriation, nationalization, nullification, modification or renegotiation of contracts, war and civil disturbances or other risks that may limit or disrupt markets. Additionally, the ability of the Company to compete in the international drilling markets may be adversely affected by foreign government regulations that favor or require the awarding of such contracts to local contractors, or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, the Company's foreign subsidiaries may face governmentally imposed restrictions from time to time on their ability to transfer funds to the Company. No predictions can be made as to what foreign governmental regulations may be applicable to the Company's operations in the future. The Company is currently marketing six rigs in Venezuela, two of which are under contract. In addition, during 1997 the Company completed approximately $3.6 million in capital improvements to its rigs located in Venezuela. There can be no assurance that these marketing efforts and capital improvements will improve the Company's operating performance or generate contracts for the Company's rigs in Venezuela.

         Risks of Acquisition Strategy. As a key component of its new business strategy, the Company has pursued and intends to continue to pursue acquisitions of complementary assets and businesses. Certain risks are inherent in an acquisition strategy, such as increasing leverage and debt service requirements and combining disparate company cultures and facilities, which could adversely affect the Company's operating results. The success of any completed acquisition will depend in part on the Company's ability to integrate effectively the acquired business into the Company. The process of integrating such acquired business may involve unforeseen difficulties and may require a disproportionate amount of management's attention and the Company's financial and other resources. Possible future acquisitions may be for purchase prices significantly higher than those paid for recent and pending acquisitions. No assurance can be given that the Company will be able to continue to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. The Company's failure to achieve consolidation savings, to incorporate the acquired business and assets into its existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on the Company's financial condition and results of operations.

         Dependence on Key Personnel; New Business Strategy. The Company believes that its operations are dependent upon a small group of relatively new management personnel, the loss of any one of whom could have a material adverse effect on the Company's financial condition and results of operations. Material changes in the Company's management and business strategy have only recently occurred. The Company is therefore unable to predict the effect of these changes on the Company's financial condition and results of operations. The Company's ability to meet its substantially increased debt service and principal payments will depend, in part, on the success of the Company's new business strategy. There can be no assurance these material changes in the Company's management and business strategy will result in the improvement of the Company's financial condition and results of operations.

         Competition. The land drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. Drilling contracts are usually awarded on a competitive basis and, while an operator may consider factors such as quality of service and type and location of equipment as well as the ability to provide ancillary services, price and rig availability are the primary factors in determining which contractor is awarded a job. An increasingly important competitive factor in the land drilling industry is the ability to provide drilling equipment adaptable to, and personnel familiar with, new technologies and drilling techniques as they become available. The land drilling business is also highly fragmented. As a result, even though the Company has the largest or second largest rig fleet in its four core domestic markets, the Company estimates that its market share represents only 16% to 35% of the overall market share in each of these four core markets. Certain of the Company's competitors have greater financial and human resources than the Company, which may enable them to better withstand periods of low rig utilization, to compete more effectively on the basis of price and technology, to build new rigs or acquire existing rigs and to provide rigs more quickly than the Company in periods of high rig utilization. A number of the Company's competitors have also announced plans to refurbish and reactivate rigs from their inventory of stacked rigs. The deployment of these additional rigs to the Company's core markets could further intensify competition based on pricing and rig availability. There can be no assurance that the Company will be able to compete successfully against all its competitors in the future or that the level of competition will allow the Company to obtain adequate margins from its drilling services.

         Turnkey Drilling Risk. Contract drilling services performed under turnkey drilling contracts have historically represented, and are expected to continue to represent, a significant component of the Company's revenues. Under a turnkey drilling contract, the Company contracts to drill a well to a contract depth under specified conditions for a fixed price. In addition, the Company provides technical expertise and engineering services, as well as most of the equipment required for the well, and is compensated when the contract terms have been satisfied. On a turnkey well, the Company often subcontracts for related services and manages the drilling process. The risks to the Company on a turnkey drilling contract are substantially greater than on a well drilled on a daywork basis because the Company assumes most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including risk of blowout, loss of hole, stuck drill string, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies and personnel. Although the Company has obtained insurance coverage in the past to reduce certain of the risks inherent in turnkey drilling operations, there can be no assurance that such coverage will be obtained or available in the future. The occurrence of an uninsured or under-insured loss could have a material adverse effect on the Company's financial position and result of operations.

         Shortages of Equipment, Supplies and Personnel. There is a general shortage of drilling equipment and supplies which the Company believes may intensify. The cost and delivery times of equipment and supplies are substantially greater than in prior periods and are currently escalating. Accordingly, in 1996 the Company formed an alliance with a drill pipe manufacturer that enables the Company to take delivery through 1998 of agreed maximum quantities of drill pipe in commonly used diameters at fixed prices, plus possible escalations for increases in the manufacturer's cost of raw materials. Due in part to its alliance arrangement, the Company is not currently experiencing any material shortages of, or material price increases in, drill pipe. The Company believes that the alliance may reduce, but not eliminate, its exposure to price increases and supply shortages of drill pipe. The Company and its supplier under the drill pipe alliance have entered into a formal contractual arrangement for the purchase and supply of an average quarterly quantity of 3,750 joints of drill pipe (a total of 15,000 joints) during 1999 at prices based on the supplier's price list as of February 1997 less 5% (the "Drill Pipe Agreement"). If the Company's source of supply through the alliance and the Drill Pipe Agreement becomes unavailable or insufficient for any reason (including by reason of additional rig acquisitions), the Company will likely experience substantial delays in, and material price increases for, obtaining substitute or additional supplies of drill pipe. Additionally, the Company may be subject to shortages and price increases with respect to quantities in excess of, and varieties of drill pipe not covered by, the alliance and the Drill Pipe Agreement. Although the Company has formed similar informal supply alliances with manufacturers and suppliers of other equipment and supplies, and is attempting to establish arrangements to assure adequate availability of certain other necessary equipment and supplies on satisfactory terms, there can be no assurance that it will be able to do so. Shortages by the Company of drilling equipment or supplies could delay and adversely affect its ability to refurbish its inventory rigs and obtain contracts for its marketable rigs, which could have a material adverse effect on its financial condition and results of operations.

         The demand for and wage rates of, qualified rig crews have begun to rise in the land drilling industry in response to the increasing number of active rigs in service. Although the Company has not encountered material difficulty in hiring and retaining qualified rig crews, such shortages have in the past occurred in the industry and are again arising as demand for land drilling services increases. The Company may experience shortages of qualified personnel to operate its rigs, which could have a material adverse effect on the Company's financial condition and results of operations.

         Governmental Regulations and Environmental. Many aspects of the Company's operations are affected by domestic and foreign political developments and are subject to numerous laws and regulations that may relate directly or indirectly to the contract drilling industry. The Company's operations are often conducted in or near ecologically sensitive areas, such as wetlands, which are subject to protective measures. Such laws and regulations may expose the Company to liability for the conduct of, or conditions caused by, others or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. The Company may also be exposed to environmental or other liabilities originating from businesses and assets subsequently acquired by the Company. Compliance with such laws and regulations may require significant capital expenditures. Although such compliance costs to date have not had a material effect on the Company, application of these requirements or the adoption of new requirements could have a material adverse effect on the Company. In addition, the modification or judicial interpretations of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and gas for economic, environmental or other reasons could have a material adverse effect on the Company's operations by limiting future contract drilling opportunities.

         Significant Leverage and Debt Service Requirements. On June 27, 1997, the Company issued $175.0 million of 87/8 Senior Notes due 2007 in an underwritten public offering (the "Senior Notes"). Additionally, the Company has a $50.0 million amended and restated senior secured revolving credit facility with a syndicate of commercial banks (the "Bank Credit Facility") under which no indebtedness was outstanding at December 31, 1997, due to the repayment of all amounts then outstanding from the net proceeds of a common stock offering. The Company expects, however, to continue to borrow under the Bank Credit Facility and possible future credit arrangements in order to finance possible future acquisitions and for general corporate purposes. In January 1998, the Company borrowed $28 million in order to complete the Murco Acquisition under the Bank Credit Facility.

         The level of the Company's indebtedness could have several important effects on its future operations, including, among others, (i) its ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes may be limited, (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing funds available for other purposes and (iii) the Company's significant leverage could make it more vulnerable to economic downturns in the industry. The Company's ability to meet its debt service obligations and reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to the success of its business strategy, general economic conditions, industry cycles, levels of interest rates, and financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's business will generate sufficient cash flow from operations to meet debt service requirements and payments of principal, and if the Company is unable to do so, it may be required to sell assets, to refinance all or a portion of its indebtedness, including the Senior Notes, or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained.

         Restrictions Imposed by Terms of Indebtedness. The indenture under which the Senior Notes were issued (the "Indenture") contains covenants restricting or limiting the ability of the Company and certain of its subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other restricted payments; (iii) make asset dispositions; (iv) permit liens; (v) enter into sale and leaseback transactions; (vi) enter into certain mergers, acquisitions and consolidations; (vii) make certain investments; (viii) enter into transactions with related persons and (ix) engage in unrelated lines of business.

         In addition, the loan agreement setting forth the terms of the Bank Credit Facility (the "Bank Credit Agreement") contains certain other and more restrictive covenants than those contained in the Indenture. These covenants may adversely affect the Company's ability to pursue its acquisition and rig refurbishment strategies and limit is flexibility in responding to changing market conditions. The Bank Credit Agreement also requires the Company to maintain specific financial ratios and satisfy certain financial condition tests. The Company's ability to meet those financial ratios and financial condition tests can be affected by events beyond its control, and there can be no assurance that the Company will meet those tests. The Bank Credit Agreement contains default terms that effectively cross default with the Indenture. Accordingly, the breach by the Company or its subsidiaries of the covenants contained in the Indenture likely will result in a default under not only the Indenture but also the Bank Credit Facility, and possibly certain other then outstanding debt obligations of the Company or its subsidiaries. If the indebtedness under the Bank Credit Facility or other indebtedness of the Company or its subsidiaries is in excess of $10.0 million and is not paid when due or is accelerated by the holders thereof, an event of default under the Indenture would occur. In any such case, there can be no assurance that the Company's assets would be sufficient to repay in full all of the Company's and its subsidiaries' indebtedness, including the Senior Notes.

         Qualification of the GWDC Acquisition as a Reorganization for U.S. Federal Tax Purposes. The GWDC Acquisition is intended to qualify as a tax free reorganization under Sections 368(a)(1)(A) and 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended (the "Code"), with respect to common stock received by GWDC shareholders. A principal condition for such qualification is that the former shareholders of GWDC will satisfy the continuity of proprietary interest standard with respect to common stock received in the GWDC Acquisition. Thus, under present Internal Revenue Service ("IRS") guidelines, dispositions of common stock by GWDC shareholders during the five years following the GWDC Acquisition could cause the IRS to assert that the GWDC Acquisition does not qualify as a tax free reorganization. The Company has no contractual agreements with GWDC shareholders preventing the disposition of their shares. If the GWDC Acquisition fails to qualify as a tax free reorganization for failure to meet the continuity of interest standard or for any other reason, the receipt of common stock will be taxable to the GWDC shareholders at the time of the GWDC Acquisition, and GWDC will be deemed to have sold all of its assets in a taxable exchange triggering a corporate tax liability to GWDC estimated to be in excess of $30.0 million. The Company's wholly-owned subsidiary, Grey Wolf Drilling Company (formerly Drillers, Inc.), as the surviving corporation of the GWDC Acquisition, would be liable for any such corporate tax which, if imposed, would have a material adverse effect on the financial condition of the Company

ITEM 2. PROPERTIES

DRILLING EQUIPMENT

         A land drilling rig consists of engines, drawworks, a mast, substructure, pumps to circulate drilling fluid, blowout preventers, drill string and related equipment. The actual drilling capacity of a rig may be less than its rated drilling capacity due to numerous factors, including the length of its drill string. The intended well depth and the drill site conditions determine the drill string length and other equipment needed to drill a well. Generally, land rigs operate domestically with crews of five to six persons and in Venezuela with crews of ten to 12 persons.

         The Company's rig fleet consists of several rig types to meet the demands of its customers in each of the markets it serves. The Company's rig fleet consists of two basic types of drilling rigs, the mechanical and the diesel electric. Mechanical rigs transmit power generated by a diesel engine directly to an operation (for example the drawworks or mud pumps on a rig) through a compound consisting of chains, gears and hydraulic clutches. Diesel electric rigs are further broken down into two subcategories, direct current rigs and SCR rigs. Direct current rigs transmit the power generated by a diesel engine to a direct current generator. This direct current electrical system then distributes the electricity generated to direct current motors on the drawworks and mud pumps. SCR rig's diesel engines drive alternating current generators and this alternating current can be transmitted to use for rig lighting and rig quarters or converted to direct current to drive the direct current motors on the rig.

         The following table summarizes the rigs owned by the Company at March 23, 1998, by maximum rated depth capacity:


                               Maximum Rated Depth Capacity
                        ----------------------------------------------
                         Under     10,000'      15,000'      20,000'
                        10,000'   to 14,900'   to 19,999'   and Deeper    Total
                        -------   ----------   ----------   ----------   -------
Ark-La-Tex
    Diesel Electric          --            1            5           10        16
    Mechanical               --           11            7            3        21
South Texas
    Diesel Electric          --            2            5            5        12
    Mechanical                4           20           --           --        24
Gulf Coast
    Diesel Electric          --           --            2           20        22
    Mechanical               --            3            3            4        10
Venezuela
    Diesel Electric          --           --           --           --        --
    Mechanical               --            5            1           --         6
                        -------   ----------   ----------   ----------   -------
Total Marketed                4           42           23           42       111
Inventory
    Diesel Electric          --           --            2           10        12
    Mechanical               --            1            1            1         3
                        -------   ----------   ----------   ----------   -------
Total Rig Fleet               4           43           26           53       126
                        =======   ==========   ==========   ==========   =======


FACILITIES

         The Company's principal executive office is located in Houston, Texas. The Company leases approximately 19,600 square feet at a cost of approximately $25,000 per month. In addition, the Company owns field locations in: Duson, Eunice and Fillmore, Louisiana; Midvale, Ohio; Oklahoma City, Oklahoma; Alice, Houston and Midland, Texas.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET DATA

         The common stock is listed and traded on the AMEX under the symbol "GW." During the periods below prior to September 19, 1997, the Company's corporate name was DI Industries, Inc. and the common stock was listed on the AMEX under the Symbol "DRL" The following table sets forth the high and low closing prices of the common stock on the AMEX for the periods indicated:


                                                              High         Low
                                                             ------       ------
         Period from January 1, 1998 to March 23, 1998       5.3750       3.5000

         Year Ended December 31, 1997:
             Quarter ended March 31, 1997                    3.5000       2.4375
             Quarter ended June 30, 1997                     4.4375       2.4375
             Quarter ended September 30, 1997                7.9375       4.3125
             Quarter ended December 31, 1997                 9.8750       7.8750

         Year Ended December 31, 1996:
             Quarter ended March 31, 1996                    0.6875       0.4375
             Quarter ended June 30, 1996                     1.8750       0.6875
             Quarter ended September 30, 1996                1.8750       1.1250
             Quarter ended December 31, 1996                 3.0000       1.5000


         The Company has never declared or paid cash dividends on its common stock and does not expect to pay cash dividends in 1998 or for the foreseeable future. The Company anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to develop or expand the Company's business and reduce outstanding indebtedness. Any future payment of cash dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

         The terms of the Company's Bank Credit Facility prohibit the payment of dividends without the prior written consent of the banks and the terms of the Indenture under which the Senior Notes are issued also restrict the Company's ability to pay dividends under certain conditions.

SHARES ELIGIBLE FOR FUTURE SALE

         Approximately 41% of the outstanding common stock is available for resale by selling shareholders under an effective shelf registration statement (the "Resale Shelf") under the Securities Act of 1933, as amended (the "Securities Act"). Approximately 9% of the outstanding common stock is not covered by the Resale Shelf, but is available for resale under Rules 144 and 145 under the Securities Act and is covered to a substantial extent by currently unexercised registration rights. An additional 5,135,400 shares are issuable upon exercise of options and 489,600 shares are issuable upon the exercise of warrants. Future sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could adversely affect prevailing market prices of the common stock.

         On March 23, 1997, the last reported sales price of the Company's common stock on the American Stock Exchange was $4.625 per share.

RECENT SALES OF UNREGISTERED SECURITIES

         The only recent sale of unregistered securities was the 12.4 million shares issued to acquire the operating assets of Flournoy Drilling Company on January 31, 1997, which was disclosed previously in the Company's Form 10-Q for the quarterly period ended March 31, 1997. These shares were subsequently registered for resale under a shelf registration on Form S-3 that became effective November 6, 1997.

ITEM 6. SELECTED FINANCIAL DATA

                (Amounts in thousands, except per share amounts)


                                                                                                          Nine
                                                                Years Ended December 31,               Months Ended     Year Ended
                                                       ------------------------------------------      December 31,      March 31,
                                                          1997            1996            1995           1994(1)          1994(1)
                                                       ----------      ----------      ----------      -----------      -----------
CONTINUING OPERATIONS:
    Revenues                                           $  215,923      $   81,767      $   94,709      $    50,987      $    67,855
    Income (loss)
         from continuing operations                        18,849         (10,877)        (12,675)          (2,260)          (1,384)

DISCONTINUED OPERATIONS (2):
    Income (loss) from oil and gas operations                  --              --              (4)              51           (1,274)

    Loss from sale of oil and gas properties                   --              --            (768)              --               --

NET INCOME (LOSS)                                          10,218         (11,722)        (13,447)          (2,209)          (2,658)

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
    From continuing operations                                .07            (.18)           (.33)            (.06)            (.04)
    From discontinued operations                               --              --            (.02)              --             (.03)
    Net income (loss)                                         .07            (.18)           (.35)            (.06)            (.07)

TOTAL ASSETS (3)                                          533,752         117,819          57,783           62,860           40,325

LONG-TERM DEBT (3)                                        176,225          26,846          11,146           10,224              198

SERIES A PREFERRED STOCK - MANDATORY
    REDEEMABLE                                                305             764             900            1,900               --


----------
(1) During 1994 the Company changed its fiscal year end from March 31 to December 31.
(2) To account for the discontinued operation of DI Energy, effective April 1, 1995.
(3) Total assets and long term debt have been restated to account for the discontinued operations of DI Energy, effective April 1, 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the consolidated financial statements of Grey Wolf, Inc. ("Grey Wolf" or the "Company") included elsewhere herein. All significant intercompany transactions have been eliminated.

GENERAL

         The Company's operations have been and will continue to be significantly affected by the new management team installed in 1996, the implementation of a new business strategy in April 1996 and the major transactions that have been consummated by the Company since August 1996. Since the implementation of its new business strategy, the Company has acquired 100 drilling rigs and now has the largest or second largest active rig fleet in each of its four core domestic markets, the Ark-La-Tex, Mississippi/Alabama, South Texas and Gulf Coast markets. As of March 23, 1998 the Company's rig fleet consists of 126 rigs, of which 111 are currently marketed by the Company. Refurbishment and reactivation of the Company's inventory rigs is also a key element of the Company's business strategy. From the fourth quarter of 1996 through February 1998, the Company has refurbished 26 rigs at an approximate total cost of $58.1 million. Of the Company's inventory of 15 rigs, at March 23, 1998, three rigs are undergoing refurbishment and the Company intends to begin refurbishment of the remaining 12 during 1998 and 1999. The Company estimates total costs for pending and planned refurbishments will total approximately $37.5 million, of which $1.6 million had been expended at December 31, 1997. By increasing the size of its rig fleet through acquisitions and refurbishments, the Company has increased its market share in its four core domestic markets during a period of rapidly rising demand and day rates for land drilling rigs in those key markets. The combined effect of the Company's larger fleet of marketable rigs, higher rig utilization rates and increasing day rates has significantly improved the Company's financial performance since the third quarter of 1996 despite increased drilling operating costs, including wages and benefits, and debt service over the same period. Although the Company generated $10.2 million in net income during 1997, prior to that the Company had not had a profitable full year since 1991.

FINANCIAL CONDITION AND LIQUIDITY

         The significant changes in the Company's financial position from December 31, 1996 to December 31, 1997 are primarily due to the Justiss and Flournoy Acquisitions, the Kaiser-Francis Rig Purchase, the GWDC Acquisition, the issuance of the Senior Notes and a common stock offering.

         The following table summarizes the Company's financial position at December 31, 1997 and 1996.


                                          December 31, 1997   December 31, 1996
                                          -----------------   -----------------
                                           Amount       %      Amount       %
                                          --------    -----   --------    -----
         Working capital                  $ 66,644       14   $  6,195        7
         Property and equipment, net       409,088       85     88,476       92
         Other noncurrent assets             6,983        1      1,132        1
                                          --------    -----   --------    -----
         Total                            $482,715      100   $ 95,803      100
                                          ========    =====   ========    =====

         Long-term debt                   $176,225       36   $ 26,846       28
         Other long-term liabilities        57,274       12      4,311        4
         Shareholders' equity              249,216       52     64,646       68
                                          --------    -----   --------    -----
                 Total                    $482,715      100   $ 95,803      100
                                          ========    =====   ========    =====


         The $320.6 million increase in net property and equipment, is a direct result of the Company's acquisition and refurbishment programs. During 1997, the Company acquired 56 additional drilling rigs and refurbished 23 from inventory. These increases in property and equipment due to acquisitions and refurbishments were partially offset by the sale of Indrillers and additional depreciation. In connection with certain of these transactions, the Company recorded approximately $45 million in deferred taxes due to the difference between the purchase price and the tax basis of the assets acquired.

         These acquisitions also accounted for approximately $78.7 million of the $184.6 million increase in shareholders' equity as 12.4 million shares were issued in the Flournoy Acquisition and 14.0 million shares were issued in the GWDC Acquisition. The remaining increase in shareholders' equity is due to net income of $10.2 million and the closing in November of a common stock offering.

         On November 3, 1997, the Company closed an offering of 25.0 million shares of its common stock. The Company sold 12.5 million newly issued common shares and certain shareholders sold 12.5 million shares at $8.00 per share. The Company received proceeds, net of underwriting discount, of approximately $95 million.

         Working capital also increased by $60.4 million from December 31, 1996 to December 31, 1997. This is primarily due to an increase in cash and cash equivalents of $47.5 million. This increase was primarily a result of $239.0 million provided by financing activities and $21.8 million provided by operating activities partially offset by $213.3 million used in investing activities.

OPERATING ACTIVITIES

         During the year ended December 31, 1997, $21.8 million was provided by operating activities. This was a result of $37.1 million in cash generated from operations offset by changes in working capital items of $15.3 million. Cash used for working capital items consisted primarily of an increase in accounts receivable of $28.3 million partially offset by an increase in accounts payable.

         The increased working capital requirements were a result of certain of the acquisitions completed by the Company. Acquisitions of drilling rigs and certain other related equipment require additional working capital to operate.

INVESTING ACTIVITIES

         During 1997, the Company invested $213.3 million in property and equipment, net of asset sales. The cash portion of the purchase price for the GWDC Acquisition, including transaction costs, accounted for $62.0 million and the cash acquisition of Justiss, the Kaiser-Francis rigs and the other rig purchase accounted for $79.7 million. In addition, during 1997 the Company spent $52.1 million on rig refurbishments and $19.5 million on drill pipe and other drilling related equipment. In addition, the acquisitions of Flournoy and GWDC resulted in $40.5 million and $86.0 million, respectively, in non-cash additions to property and equipment.

FINANCING ACTIVITIES

         During 1997, the Company obtained a net $239.0 million from financing activities, consisting principally of net proceeds of $169.1 million from the issuance of Senior Notes, net proceeds from the issuance of common stock of $94.3 million and borrowings and repayments under the Bank Credit Facility. These borrowings were used to fund the cash portion of the GWDC acquisition and the Justiss, Kaiser-Francis and other rig purchases, as well as to fund working capital requirements and capital expenditures discussed above. The Company had cash and cash equivalents of $53.6 million at December 31, 1997.

RECENT ACQUISITION

         On January 30, 1998, the Company acquired all of the outstanding common stock of Murco Drilling Corporation ("Murco") for $59.6 million in cash. The Company funded this stock purchase out of working capital and $28.0 million in borrowings under its bank credit facility.

FUTURE ACTIVITIES

         The Company anticipates substantial funding requirements with its rig refurbishment program during 1998. The Company currently has three rigs under refurbishment and will begin refurbishment of the remaining 12 as demand warrants. The Company estimates total costs for pending and planned refurbishment will total approximately $37.5 million. These estimates are based on deployment of all 15 rigs to the Company's four core domestic markets at an estimated average refurbishment cost of $2.5 million per rig, including the cost of a new drill string. If the Company instead chooses to refurbish rigs for service in the Venezuelan or other international markets, it is estimated that the average refurbishment cost of such rigs will be $12.0 million per rig, including the cost of a new drill string. Overall estimated capital expenditures for rig refurbishments would be correspondingly increased by the incremental refurbishment cost of rigs destined for international markets.

         The Company believes that the cash flow from operations, and to the extent required, further borrowings under the Bank Credit Facility or other external debt financing, will be sufficient to fund the Company's refurbishment program and meet its other anticipated capital expenditures for 1998.

         The Company continues to actively review possible acquisition opportunities. While the Company has no agreements to acquire additional businesses or equipment other than the Murco Acquisition completed in 1998, suitable opportunities may arise in the future. The timing or success of any acquisition effort and the size of the associated potential capital commitments cannot be predicted at this time. The ability of the Company to consummate any such transaction will be dependent in large part on its ability to fund such transactions. There can be no assurance that adequate funding will be available on terms satisfactory to the Company.

CERTAIN CREDIT ARRANGEMENTS

         The Company's principal credit arrangements (other than customary trade credit and capital leases) consist of a bank credit facility and its recently issued Senior Notes.

         Bank Credit Facility. The Company has a senior secured revolving credit facility from three commercial banks under which the Company and its principal domestic subsidiary, Grey Wolf Drilling Company (formerly Drillers, Inc.) are co-borrowers (the "Bank Credit Facility"). The Bank Credit Facility provides the borrower with the ability to borrow up to $50.0 million from time to time prior to April 30, 2000, subject to the reductions described below, with up to $5.0 million of such amount available for letters of credit. Interest under the Bank Credit Facility accrues at a variable rate, using (at the borrowers' election) either the agent bank's base rate plus a margin ranging from 0.75% to 1.50%, depending upon the Company's debt to EBITDA ratio for the trailing 12 month period, or a rate based on the interbank Eurodollar market plus a margin ranging from 1.75% to 2.50%, depending upon the Company's debt to EBITDA ratio for the trailing 12 month period. Letters of credit accrue a fee of 0.25% per annum. The borrowers pay a commitment fee of 0.5% per annum on the average unused portion of the lenders' commitments. Indebtedness under the Bank Credit Facility is secured by a security interest in substantially all of the Company's and its domestic subsidiaries assets and by guarantees of certain of its wholly-owned subsidiaries.

         The lenders' commitments will be reduced by the amount of net cash proceeds received by the Company or its subsidiaries from sales of collateral in excess of $1.0 million individually or $2.0 million in the aggregate in any twelve month period. In addition, mandatory prepayments would be required upon
(i) the receipt of net proceeds received by the Company or its subsidiaries from the incurrence of certain other debt or sales of debt or equity securities in a public offering or private placement, or (ii) the receipt of net cash proceeds by the Company or its subsidiaries from asset sales (including proceeds from sale of rigs identified in the credit agreement as equipment held for sales but excluding proceeds from dispositions of inventory in the ordinary course of business, certain licenses of intellectual property and certain inter-company transfers) or the receipt of insurance proceeds on assets of the borrowers, in each case in this clause (ii) to the extent that such proceeds are in excess of $500,000 individually or $1.0 million in the aggregate in any twelve month period. The final maturity date of the Bank Credit Facility is April 30, 2000.

         Among the various covenants that must be satisfied by the Company under the Bank Credit Facility are the following five financial covenants pursuant to which the Company may not permit: (i) working capital (as defined in the Bank Credit Facility) to be less than $5.0 million on the last day of any fiscal quarter; (ii) consolidated net worth to be less than the sum of $60 million plus
(a) 50% of the Company's consolidated net income, if positive, for the period from January 1, 1997, to the final day of the most recent period for which consolidated financial information of the Company is available and (b) 50% of the increase to shareholders' equity of the Company attributable to the issuance of common stock; (iii) the ratio of (a) the appraised fair market value of domestic rigs and related equipment to (b) the lenders' commitments to be less than 2 to 1; (iv) the ratio of consolidated debt to total capitalization to exceed 0.6 to 1 and (v) the ratio of consolidated EBITDA to consolidated interest expense for the most recent quarter to be less than 2.5 to 1 through December 31, 1997 and less than 3 to 1 thereafter.

         The Bank Credit Facility also contains provisions restricting the ability of the Company and its subsidiaries to, among other things, (i) engage in new lines of business unrelated to their current activities, (ii) enter into mergers or consolidations or asset sales or purchases (with specified exceptions), (iii) incur liens or debts or make advances, investments or loans (in each case, with specified exceptions), (iv) pay dividends or redeem stock (except for certain inter-company transfers), (v) prepay or materially amend any other indebtedness and (vi) issue any stock (other than common stock).

         Events of default under the Bank Credit Facility include, in addition to non-payment of amounts due, misrepresentation and breach of loan covenants and certain other events of default, (i) default with respect to other indebtedness in excess of $350,000, (ii) judgments in excess of $350,000 and
(iii) a change of control (meaning that (a) the Company ceases to own 100% of its two principal subsidiaries, (b) some person or group (other than persons name in clause (d) below) has either acquired beneficial ownership of 30% or more of the Company or obtained the power to elect a majority of the Company's board of directors, (c) the Company's board of directors ceases to consist of a majority of "continuing directors" (as defined in the Bank Credit Facility) or
(d) Norex Drilling Ltd., Somerset Drilling Associates, L.L.C. ("SDA") and Somerset Capital Partners ("SCP") cease to own or control at least 25% of the Company.

         Senior Notes. Concurrently with the closing of the GWDC Acquisition, the Company concluded a public offering of $175 million in principal amount of the Senior Notes. The net proceeds from the sale of the Senior Notes were used
(i) to pay the cash portion of the GWDC Acquisition price, (ii) to repay the Company's then outstanding balance under its revolving line of credit from its commercial banks, (iii) to pay the purchase price for the Kaiser-Francis Rig Purchase and the Additional Rig Purchases and (iv) for capital expenditures to refurbish certain of the Company's rigs and for other general corporate purposes. The Senior Notes are general unsecured senior obligations of the Company and are guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company.

         The Senior Notes will be redeemable, at the Company's option, in whole or in part from time to time on or after July 1, 2002, at redemption prices decreasing from 104.4375% in 2002 to 100% in 2005 and thereafter, plus accrued and unpaid interest to the redemption date. In the event the Company consummates one or more Qualified Equity Offerings (as defined in the Indenture) on or prior to July 1, 2000, the Company at its option may use all or a portion of the net cash proceeds form such Qualified Equity Offerings to redeem up to 30% of the aggregate principal amount of the Senior Notes at a redemption price equal to 108.875% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of redemption, provided that at least $120 million aggregate principal amount of Senior Notes remains outstanding immediately after such redemption. Although the Company's recent equity offering qualified as a Qualified Equity Offering, the Company did not use the proceeds of the offering to repay any portion of the Senior Notes. Upon a Change of Control as defined in the Indenture, each holder of Senior Notes will have the right to require the Company to repurchase all or any part of such holder's Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

         The Indenture permits the Company and its subsidiaries to incur additional indebtedness, including senior indebtedness of up to $100.0 million aggregate principal amount which may be secured by liens on all of the assets of the Company and its subsidiaries, subject to certain limitations. The Indenture contains other covenants limiting the ability of the Company and its subsidiaries to, among other things, pay dividends or make certain other restricted payments, make certain investments, incur additional indebtedness, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications.

OTHER

         The Company has not paid any cash dividends on the Company's common stock and does not anticipate paying dividends on the Company's common stock at any time in the foreseeable future. Furthermore, the Bank Credit Facility prohibits the payment of dividends without the consent of the participating banks.

RESULTS OF OPERATIONS

         The following tables highlight rig days worked, revenues and operating expenses, for the Company's domestic and foreign operations for the years ended December 31, 1997, 1996 and 1995.


                                           For the Year Ended December 31, 1997
                                          -------------------------------------
                                           Domestic      Foreign
                                          Operations    Operations      Total
                                          ----------    ----------    ---------
                                                   ($ in thousands, except
                                                   average revenue per day)
         Rig days worked                      23,575           830       24,405

         Drilling revenue                 $  209,423    $    6,500    $ 215,923
         Operating expenses(1)               154,821         7,731      162,552
                                          ----------    ----------    ---------
         Gross profit (loss)              $   54,602    $   (1,231)   $  53,371
                                          ==========    ==========    =========

         Averages per rig day worked
            Drilling revenue              $    8,883    $    7,831    $   8,847
            Operating expenses                 6,567         9,314        6,661
                                          ----------    ----------    ---------
            Gross profit (loss)           $    2,316    $   (1,483)   $   2,186
                                          ==========    ==========    =========

                                           For the Year Ended December 31, 1996
                                          -------------------------------------
                                           Domestic      Foreign
                                          Operations    Operations      Total
                                          ----------    ----------    ---------
                                                   ($ in thousands, except
                                                   average revenue per day)
         Rig days worked                       7,050         3,694       10,744

         Drilling revenue                 $   52,495    $   29,272    $  81,767
         Operating expenses(1)                49,431        30,957       80,388
                                          ----------    ----------    ---------
         Gross profit (loss)              $    3,064    $   (1,685)   $   1,379
                                          ==========    ==========    =========

         Averages per rig day worked
            Drilling revenue              $    7,446    $    7,924    $   7,610
            Operating expenses                 7,011         8,380        7,482
                                          ----------    ----------    ---------
            Gross profit (loss)           $      435    $     (456)   $     128
                                          ==========    ==========    =========

                                           For the Year Ended December 31, 1995
                                          -------------------------------------
                                           Domestic      Foreign
                                          Operations    Operations      Total
                                          ----------    ----------    ---------
                                                   ($ in thousands, except
                                                   average revenue per day)
         Rig days worked                       6,289         5,405       11,694

         Drilling revenue                 $   44,797    $   45,698    $  90,495
         Export Sales                             --         4,214        4,214
         Operating expenses(1)                40,867        48,277       89,144
         Export sales expenses                    --         4,681        4,681
                                          ----------    ----------    ---------
         Gross profit (loss)              $    3,930    $   (3,046)   $     884
                                          ==========    ==========    =========

         Averages per rig day worked
            Drilling revenue              $    7,123    $    8,455    $   7,739
            Operating expenses                 6,498         8,932        7,623
                                          ----------    ----------    ---------
            Gross profit (loss)           $      625    $     (477)   $     116
                                          ==========    ==========    =========


(1) Operating expenses exclude depreciation and amortization and general and administrative expenses.

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1997 AND 1996

         Contract drilling revenues increased approximately $134.1 million, or 163.9%, to $215.9 million for the year ended December 31, 1997 compared to $81.8 million for the year ended December 31, 1996. This increase is primarily due to an increase in revenue from domestic operations of $156.9 million due to an increase in average revenue per day of $1,437 and an increase in utilization of 16,525 days. The increase in operating days is due to the acquisition of 57 operating rigs in late 1996 and 1997 as well as an overall increase in utilization. The increase in revenue from domestic operations was partially offset by a decrease in revenue from foreign operations of $22.8 million where rig days worked decreased by 2,864 days. During 1996 the Company suspended its operations in the Mexico and Argentina markets due to a decline in revenue per day and rig utilization. Revenue generated in Mexico and Argentina markets during 1997 was zero compared to $11.3 million for the year ended December 31, 1996. Revenue generated in Venezuela decreased by $11.5 million to $6.5 million for the year ended December 31, 1997 compared to $18.0 million for the year ended December 31, 1996. This decrease is due primarily to the expiration of a contract to supply labor for four drilling rigs.

         Drilling expenses increased by $82.2 million, or 102.2%, to $162.6 million for the year ended December 31, 1997 compared to $80.4 million for the year ended December 31, 1996. The increase is due to an increase in drilling expenses from domestic operations of $105.4 million partially offset by a decrease in drilling expenses from foreign operations of $23.2 million. Drilling expenses from domestic operations increased by $105.4 million, or 213.4%, to $154.8 million for the year ended December 31, 1997 from $49.4 million for the year ended December 31, 1996. This increase is primarily due to increased utilization but is also partially due to increasing direct labor and other costs. The decrease in drilling expenses from foreign operations of $23.2 million, or 74.8%, to $7.7 million for the year ended December 31, 1997 from $
31.0 million for the year ended December 31, 1996 is due to the withdrawal from the Mexico and Argentina markets and the expiration of the labor contracts in Venezuela discussed previously.

         Depreciation expense increased by $16.3 million, or 346.8%, to $21.0 million for the year ended December 31, 1997 compared to $4.7 million for the year ended December 31, 1996. However, depreciation as a percentage of revenue increased by only 4% to approximately 10% for the year ended December 31, 1997 from 6% for the year ended December 31, 1996. The increase is due to the incrementally higher cost basis of the rigs acquired in recent transactions.

         During the year ended December 31, 1996 the company recorded non-recurring charges of $6.1 million which included $1.1 million in employment severance costs, $4.6 million dollars in cost to exit the Argentina and Mexico markets and $400,000 of other non-recurring charges. The employment severance cost included $602,000 in contractual severance pay to be paid over a two year period to the Company's former President and Chief Executive Officer and the transfer to him of certain drilling equipment with a net book value of $535,000 in settlement of a dispute over stock options to purchase Company common stock. As a result of the Company's desire to redeploy assets to more productive markets the Company has withdrawn from both the Argentina and Mexico markets. As a result, in 1996, the Company recorded estimated exit cost of $1.3 million for Mexico which primarily consisted of the forfeiture of a performance bond and other costs incurred to close the office and exit cost of $800,0000 for Argentina which primarily consist of costs incurred during the period necessary to exit the market and close the office. In addition, during the first quarter of 1997, the Company sold three of the six drilling rigs and certain other assets located in Argentina for $1.5 million. In contemplation of the sale, in 1996 the Company recorded a write down of rig equipment and other assets of $2.5 million. The remaining Argentina drilling rigs have been mobilized out of Argentina to the United States where they have been refurbished and returned to service. Mobilization costs of approximately $900,000 were incurred during 1997 and are included in operating expense.

         General and administrative expenses increased by $3.8 million, or 88.4%, to $8.1 million for the year ended December 31, 1997 compared to $4.3 million for the year ended December 31, 1996 due to increased payroll cost of new management members and increased staff size. General and administrative expenses as a percentage of revenue, however, have decreased to 3.7% for the year ended December 31, 1997 from 5.2% for the year ended December 31, 1996.

         Interest expense increased by $7.5 million, or 625%, to $8.7 million for the year ended December 31, 1997 compared to $1.2 million for the year ended December 31, 1996. This is primarily due to the issuance of $175 million in Senior Notes during June 1997 to complete the Grey Wolf Acquisition and continue the refurbishment of the rigs purchased in the stacked rig acquisitions.

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1996 AND 1995

         Revenues decreased approximately $12.9 million, or 13.6%, to $81.8 million for the year ended December 31, 1996 from $94.7 million for the year ended December 31, 1995. This decrease was primarily due to a decrease in revenues from foreign operations of $20.6 million where rig utilization decreased by 1,711 days. Revenues generated in the Mexican and Argentine markets decreased by $17.3 million to $11.3 million for the year ended December 31, 1996, compared to $28.6 million for the year ended December 31, 1995, due to a decline in average revenues per day, lower rig utilization and the Company's ultimate withdrawal from these markets. Revenues generated in Venezuela increased slightly to $18.0 million for the year ended December 31, 1996 from $17.1 million for the year ended December 31, 1995. The increase was due to increases in day rates received because the number of rig days worked decreased by 360 days caused by the non-renewal of several drilling contracts for which the Company was unable to obtain replacement contracts from the same or other customers. The remainder of the decrease in revenues from foreign operations was due to $4.2 million in non-recurring export sales during the year ended December 31, 1995. The decrease in revenues from foreign operations was partially offset by a $7.7 million increase in revenues from domestic operations to $52.5 million for the year ended December 31, 1996, as compared to $44.8 million for the year ended December 31, 1995. Domestic rig utilization improved by 7.0% in 1996, and average revenues per day increased by 5.0%, due to an overall improvement in the domestic contract drilling market.

         Drilling operating expenses decreased by $13.4 million, or 14.3%, to $80.4 million for the year ended December 31, 1996, from $93.8 million for the year ended December 31, 1995. The decrease was due to a $22.0 million decrease in foreign drilling expenses, which was partially offset by an $8.6 million increase in drilling expenses from domestic operations. Drilling expenses associated with the Company's Mexican and Argentine operations decreased by $16.0 million to $15.3 million for the year ended December 31, 1996 from $31.3 million for the year ended December 31, 1995. This decrease was due to lower utilization in, and the Company's ultimate withdrawal from, those markets. Drilling operating expenses included $1.0 million in mobilization costs to transport the Company's drilling rigs from Mexico to the United States. Drilling expenses in Venezuela decreased by $1.3 million to $15.7 million for the year ended December 31, 1996 from $17.0 million for the year ended December 31, 1995 primarily because of lower rig utilization in 1996. Also contributing to the decrease in operating expenses from foreign operations was $4.7 million in costs related to non-recurring export sales for the year ended December 31, 1995. Drilling expenses from domestic operations increased $8.6 million to $49.4 million for the year ended December 31, 1996, from $40.9 million for the year ended December 31, 1995. This increase was primarily due to increased utilization and, to a lesser extent, increased direct labor costs.

         Depreciation and amortization expenses decreased by $143,000, or 3%, to $4.7 million for the year ended December 31, 1996 from $4.8 million for the year ended December 31, 1995. The decrease in depreciation expense was primarily attributable to the decrease in the depreciable asset base resulting from the $5.3 million impairment provision recorded in the fourth quarter of 1995 as a result of the Company's adoption of SFAS No. 121, as described below. While the RTO/LRAC Acquisition, which occurred in August 1996, increased the Company's asset base, no depreciation expense will be recorded until the acquired rigs are placed in service. Only one of these rigs was placed in service in late 1996.

         During the year ended December 31, 1996, the Company recorded non-recurring charges of $6.1 million which included $1.1 million in employment severance costs, $4.6 million in costs to exit the Argentine and Mexican markets and approximately $400,000 of other non-recurring charges. The employment severance costs includes $602,000 in contractual severance pay to be paid over a two-year period to the Company's former President and Chief Executive Officer and the transfer to him of certain drilling equipment with a net book value of $535,000 in settlement of a dispute over options to purchase common stock. As a result of the Company's desire to redeploy assets to more productive markets, the Company decided in late 1996 to withdraw from both the Argentine and Mexican markets and has recorded estimated exit costs of $1.3 million for Mexico, which primarily consist of the forfeiture of a performance bond and other costs to be incurred to close the office, and exit costs of $800,000 for Argentina, which primarily consist of costs expected to be incurred during the period necessary to exit the market and close the office. Additionally, in 1996, the Company agreed to sell three of the six drilling rigs and certain other assets located in Argentina for $1.5 million. As a result, the Company recorded a write down of rig equipment and other assets of $2.5 million. The remaining Argentine drilling rigs have been returned to the United States where they have been or will be refurbished and returned to service.

         General and administrative expenses increased by $719,000 to $4.3 million for the year ended December 31, 1996, from $3.6 million for the year ended December 31, 1995, due to increased payroll cost associated with the new management members and the increased corporate staff, legal fees associated with unsuccessful litigation to recover amounts the Company believed it was owed and other professional fees.

         Interest expense decreased by $252,000 for the year ended December 31, 1996, primarily as a result of lower average outstanding debt levels during 1996 in the United States and lower outstanding levels on an overdraft facility in Argentina. The consolidated average debt balances during 1996 and 1995 were $13.7 million and $15.0 million, respectively. Interest rates during these periods remained relatively unchanged.

         Other income, net increased $2.5 million to $4.1 million in 1996 from $1.6 million in 1995 primarily as a result of a $2.8 million gain recorded in connection with the sale of its Western Division in the second quarter of 1996.

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

FOREIGN EXCHANGE

         Venezuelan operations are often performed by the Company pursuant to drilling contracts under which payments to the Company are denominated in United States Dollars but are payable in Venezuelan currency at a floating exchange rate. Although the Company's Venezuelan contracts usually allow the Company to exchange up to 35% of payments made to it in Venezuelan currency for United States Dollars for a limited period of time following the payment and at the official Venezuelan exchange rate in effect at the time the payment was made to the Company (thus offering limited protection against adverse fluctuation), the Company is typically subject to the risk of adverse currency fluctuations with respect to the balance of such payments. Additionally, a significant portion of costs and expenses relating to the Company's international operations are comprised of goods and services procured in the respective foreign countries and paid for in the respective countries' currencies. Accordingly, management expects that the Company's subsidiaries operating in Venezuela will be required to maintain significant cash balances in Venezuelan currency. The Company is not a party to any currency hedging arrangements and has not during the three-year period ending December 31, 1997 entered into any currency hedges to protect it from foreign currency losses. Instead, the Company attempts to manage assets in foreign countries to minimize its exposure to currency fluctuations. Despite those efforts, however, the Company remains subject to the risk of foreign currency losses. During the year ended December 31, 1995, the Company realized currency gains of $888,000 and, in 1997 and 1996, $50,000 and $404,000,
respectively, were recorded as decreases in shareholders' equity due to a devaluation of the Venezuelan Bolivar.

FORWARD-LOOKING INFORMATION

         This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding the Company's business strategy, plans, intentions, objectives and beliefs of management for future operations are forward looking statements, including the Company's intentions with respect to rig refurbishments and rig deployment. Although the Company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are discussed in Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

YEAR 2000 COMPLIANCE

         The Company expects that the cost of converting its computer systems to year 2000 compliance will be between $100,000 and $200,000, which is not material to its financial condition. The Company believes that it will be able to achieve year 2000 compliance by the end of 1999, and it does not currently anticipate any disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the year 2000 compliance status of its customers or vendors.

ACCOUNTING MATTERS

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company will adopt SFAS 130 in the quarter ending March 31, 1998.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for periods beginning after December 15, 1997. The Company will adopt SFAS 131 in the quarter ending March 31, 1998.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         This Item 7A is not applicable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


Independent Auditors' Report..................................................28

Independent Auditors' Report..................................................29

Consolidated Balance Sheets as of December 31, 1997 and 1996..................30

Consolidated Statements of Operations for the Years
         Ended December 31, 1997, 1996, and 1995..............................31

Consolidated Statements of Shareholders' Equity for the
         Years Ended December 31, 1997, 1996 and 1995.........................32

Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1997, 1996, and 1995..............................33

Notes to Consolidated Financial Statements....................................35

Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts......................49


Schedules other than those listed above are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Grey Wolf, Inc.:

         We have audited the accompanying consolidated balance sheets of Grey Wolf, Inc. (formerly DI Industries, Inc.) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the years ended December 31, 1997 and 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grey Wolf, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.



                                       KPMG Peat Marwick LLP

Houston, Texas
March 3, 1998

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Grey Wolf, Inc.:

         We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Grey Wolf, Inc. and its Subsidiaries (the "Company") for the year ended December 31, 1995. Our audit also included the financial statement schedule for the year ended December 31, 1995 listed in the Index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic 1995 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP

Houston, Texas
March 28, 1996

                        GREY WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                  December 31,
                                                                           -------------------------
                                                                              1997           1996
                                                                           ----------     ----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                              $   53,626     $    6,162
    Restricted cash - insurance deposits                                          450          1,000
    Accounts receivable, net of allowance
          of $1,053 and $1,333, respectively                                   56,499         15,866
    Inventory and supplies                                                        555            936
    Assets held for sale                                                           80            557
    Prepaids and other current assets                                           6,471          3,690
                                                                           ----------     ----------
    Total current assets                                                      117,681         28,211
                                                                           ----------     ----------

Property and equipment:
    Land, buildings and improvements                                            5,293          4,312
    Drilling equipment                                                        430,524         95,059
    Furniture and fixtures                                                      1,573          1,088
    Less: accumulated depreciation and amortization                           (28,302)       (11,983)
                                                                           ----------     ----------
       Net property and equipment                                             409,088         88,476
                                                                           ----------     ----------
    Other noncurrent assets                                                     6,983          1,132
                                                                           ----------     ----------

                                                                           $  533,752     $  117,819
                                                                           ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                   $    1,148     $      613
    Accounts payable - trade                                                   29,434         11,826
    Accrued workers' compensation                                               2,678          1,502
    Payroll and related employee costs                                          8,103          3,340
    Accrued interest payable                                                    7,938             --
    Customer advances                                                             523          2,466
    Income taxes payable                                                           --            845
    Other accrued liabilities                                                   1,213          1,424
                                                                           ----------     ----------
       Total current liabilities                                               51,037         22,016
                                                                           ----------     ----------

Senior Notes                                                                  174,182             --
Long-term debt net of current maturities                                        2,043         26,846
Other long-term liabilities and minority interest                               3,863          3,299
Deferred income taxes                                                          53,106            248
Series A preferred stock - mandatory redeemable                                   305            764
Commitments and contingent liabilities                                             --             --

Shareholders' equity:
    Series B Preferred stock, $1 par value; 10,000 shares
       authorized, none outstanding                                                --             --
    Common stock, $.10 par value; 300,000,000 and 75,000,000
       shares authorized; 164,746,291 and 125,043,234 issued and
       outstanding, respectively                                               16,474         12,504
    Additional paid-in capital                                                269,733         99,301
    Cumulative translation adjustments                                           (454)          (404)
    Accumulated deficit                                                       (36,537)       (46,755)
                                                                           ----------     ----------
          Total shareholders' equity                                          249,216         64,646
                                                                           ----------     ----------

                                                                           $  533,752     $  117,819
                                                                           ==========     ==========


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)


                                                                                   Years Ended December 31,
                                                                           ----------------------------------------
                                                                              1997           1996           1995
                                                                           ----------     ----------     ----------
Revenues:
    Contract drilling                                                      $  215,923     $   81,767     $   94,709

Costs and expenses:
    Drilling operations                                                       162,552         80,388         93,825
    Depreciation and amortization                                              20,957          4,689          4,832
    General and administrative                                                  8,081          4,274          3,555
    Provision for asset impairment                                                 --             --          5,290
    Non-recurring charges                                                          --          6,131             --
                                                                           ----------     ----------     ----------
       Total costs and expenses                                               191,590         95,482        107,502
                                                                           ----------     ----------     ----------

Operating income (loss)                                                        24,333        (13,715)       (12,793)

Other income (expense):
    Interest income                                                             1,248            505            292
    Gain on sale of assets                                                      1,692          3,078            466
    Interest expense                                                           (8,748)        (1,220)        (1,472)
    Minority interest                                                             324            475            (56)
    Foreign currency gains                                                         --             --            888
                                                                           ----------     ----------     ----------
       Other income (expense), net                                             (5,484)         2,838            118
                                                                           ----------     ----------     ----------

Income (loss) from continuing operations                                       18,849        (10,877)       (12,675)

Discontinued operations:
    Loss from oil and gas operations                                               --             --             (4)
    Loss from sale of oil and gas properties                                       --             --           (768)
                                                                           ----------     ----------     ----------
       Loss from discontinued operations                                           --             --           (772)
                                                                           ----------     ----------     ----------

Income (loss) before income taxes                                              18,849        (10,877)       (13,447)

Income taxes                                                                    8,631            845             --
                                                                           ----------     ----------     ----------

Net Income (loss)                                                              10,218        (11,722)       (13,447)

Series A preferred stock redemption premium                                      (240)           (13)            --
Series B preferred stock subscription
    dividend requirement                                                           --           (402)            --
                                                                           ----------     ----------     ----------

Net income (loss) applicable to common stock                               $    9,978     $  (12,137)    $  (13,447)
                                                                           ==========     ==========     ==========

Basic net income (loss) per common share from
    continuing operations                                                  $      .07     $     (.18)    $     (.33)
Basic net loss per common share from discontinued operations                       --             --           (.02)
                                                                           ----------     ----------     ----------
Basic net income (loss) per common share                                   $      .07     $     (.18)    $     (.35)
                                                                           ==========     ==========     ==========

Basic weighted average shares outstanding                                     145,854         67,495         38,669
                                                                           ==========     ==========     ==========

Diluted net income (loss) per common share from
    continuing operations                                                  $      .07     $     (.18)    $     (.33)
Diluted net loss per common share from discontinued operations                     --             --           (.02)
                                                                           ----------     ----------     ----------
Diluted net income (loss) per common share                                 $      .07     $     (.18)    $     (.35)
                                                                           ==========     ==========     ==========

Diluted weighted average shares outstanding                                   149,724         67,495         38,669
                                                                           ==========     ==========     ==========


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)


                                              Series B
                                             Preferred               Common
                                               Stock                  Stock     Additional                  Cumulative
                                              $1 par       Common    $.10 par    Paid-in                   Translation
                                               Value       Shares     Value      Capital       Deficit     Adjustments      Total
                                             ---------    --------   --------   ----------    ---------    -----------    ---------
Balance, December 31, 1994                   $      --      38,669   $  3,867   $   46,458    $ (21,184)   $        --    $  29,141

     Series B Preferred Stock Subscribed         4,000          --         --           --           --             --        4,000

     Net Loss                                       --          --         --           --      (13,447)            --      (13,447)
                                             ---------    --------   --------   ----------    ---------    -----------    ---------

Balance, December 31, 1995                       4,000      38,669      3,867       46,458      (34,631)            --       19,694

     Issuance of shares in Merger
         transactions                               --      78,848      7,885       41,673           --             --       49,558

     Issuance of shares in Mesa
         transaction                                --       5,500        550        6,985           --             --        7,535

     Issuance of shares in
         Wexford transaction                        --       1,750        175        3,945           --             --        4,120

     Exercise of stock options                      --         276         27          253           --             --          280

     Redemption of Series A
         Preferred Stock                            --          --         --          (13)          --             --          (13)

     Series B Preferred Stock dividend
         requirement                               402          --         --           --         (402)            --           --

     Recision of Series B Preferred
         Stock Subscription                     (4,402)         --         --           --           --             --       (4,402)

     Unrealized translation loss                    --          --         --           --           --           (404)        (404)

     Net loss                                       --          --         --           --      (11,722)            --      (11,722)
                                             ---------    --------   --------   ----------    ---------    -----------    ---------

Balance, December 31, 1996                          --     125,043     12,504       99,301      (46,755)          (404)      64,646

     Issuance of shares in
         Flournoy acquisition                       --      12,426      1,243       29,823           --             --       31,066

     Exercise of stock options                      --         777         78        1,624           --             --        1,702

     Redemption of Series A
         preferred stock                            --          --         --         (240)          --             --         (240)

     Issuance of shares in
         Grey Wolf merger                           --      14,000      1,400       46,200           --             --       47,600

     Sale of common stock                           --      12,500      1,249       93,025           --             --       94,274

     Unrealized translation loss                    --          --         --           --           --            (50)         (50)

     Net Income                                     --          --         --           --       10,218             --       10,218
                                             ---------    --------   --------   ----------    ---------    -----------    ---------

Balance, December 31, 1997                   $      --     164,746   $ 16,474   $  269,733    $ (36,537)   $      (454)   $ 249,216
                                             =========    ========   ========   ==========    =========    ===========    =========


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                               Years Ended December 31,
                                                                      ------------------------------------------
                                                                         1997            1996            1995
                                                                      ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                 $   10,218      $  (11,722)     $  (13,447)
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                      20,957           4,689           4,832
       Provision for asset impairment                                         --              --           5,290
       Non-recurring charges                                                  --           2,497              --
       Gain on sale of assets                                             (1,692)         (3,078)           (466)
       Discontinued operations - loss from
          sale of oil and gas properties                                      --              --             768
       Deferred income taxes                                               7,864              --              --
       Provision for doubtful accounts                                      (200)            302             291
    (Increase) decrease in restricted cash                                   550             612          (1,612)
    (Increase) decrease in accounts and notes receivable                 (28,336)          3,255          (3,558)
    (Increase) decrease in inventory                                         381           1,190           1,152
    (Increase) decrease in assets held for sale                              477           1,841             118
    (Increase) decrease in other current assets                           (1,922)            116             274
    Increase (decrease) in accounts payable                                8,783            (703)          5,289
    Increase (decrease) in accrued workers' compensation                     201          (1,855)            394
    Increase (decrease) in customer advances                              (2,841)          2,350          (1,233)
    Increase (decrease) in other current liabilities                       7,208          (1,167)          4,288
    Increase (decrease) in  minority interest                             (1,197)          1,047            (131)
    Increase (decrease) in other                                           1,332            (813)           (179)
    (Increase) decrease in discontinued operations                            --              --             419
                                                                      ----------      ----------      ----------
       Cash provided by (used in) operating activities                    21,783          (1,439)          2,489
                                                                      ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and equipment additions                                    (218,723)        (38,436)         (5,657)
    Proceeds from sales of equipment                                       5,382           4,917             737
    Proceeds from sale of discontinued operations                             --              --           4,200
                                                                      ----------      ----------      ----------
       Cash used in investing activities                                (213,341)        (33,519)           (720)
                                                                      ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from senior notes                                           174,161              --              --
    Proceeds from long-term debt                                          52,811          31,542           2,066
    Repayments of long-term debt                                         (78,141)        (16,544)         (5,490)
    Repayments of long-term debt-discontinued operations                      --              --          (2,114)
    Proceeds from sale of common stock                                    94,274          28,678              --
    Senior notes financing costs                                          (5,086)             --              --
    Proceeds from exercise of stock options                                1,702             280              --
    Redemption of Series A Preferred Stock                                  (699)           (149)             --
    Sale (recession) of preferred stock subscriptions                         --          (4,402)          4,000
                                                                      ----------      ----------      ----------
    Cash provided by (used in) financing activities                      239,022          39,405          (1,538)
                                                                      ----------      ----------      ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       --            (144)             --

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 47,464           4,303             231
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             6,162           1,859           1,628
                                                                      ----------      ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   53,626      $    6,162      $    1,859
                                                                      ==========      ==========      ==========


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                              Years Ended December 31,
                                                                      ----------------------------------------
                                                                         1997           1996           1995
                                                                      ----------     ----------     ----------
SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID FOR INTEREST:                                               $    2,572     $    1,220     $    1,472
                                                                      ==========     ==========     ==========
CASH PAID FOR TAXES:                                                       1,999             --             --
                                                                      ==========     ==========     ==========


NON CASH TRANSACTIONS:

    Issuance of common stock for Oliver/Mullen rigs
       Change in property and equipment additions                             --         25,000             --
       Change in issuance of common stock                                     --         25,000             --


    Issuance of common stock for Mesa rigs
       Change in property and equipment additions                             --          7,783             --
       Change in issuance of common stock                                     --          7,535             --
       Change in deferred tax liability                                       --            248             --

    Issuance of common stock for Flournoy acquisition:
       Change in property and equipment additions                         40,503             --             --
       Change in issuance of common stock                                 31,066             --             --
       Change in deferred tax liability                                    9,437             --             --

    Issuance of common stock for Grey Wolf acquisition:
       Change in property and equipment additions                         86,038             --             --
       Change in issuance of common stock                                 47,600             --             --
       Change in deferred tax liability                                   35,557             --             --
       Change in accounts receivable                                      12,097             --             --
       Change in prepaids and other current assets                           859             --             --
       Change in other assets                                                180             --             --
       Change in accounts payable                                          8,825             --             --
       Change in accrued workers' compensation costs                         975             --             --
       Change in payroll and related employee costs                        1,305             --             --
       Change in customer advances                                           898             --             --
       Change in income tax payable                                        1,099             --             --
       Change in other accrued liabilities                                 1,832             --             --
       Change in long term debt                                            1,083             --             --
       Change in other long term liabilities                                  --             --             --


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      Summary of Significant Accounting Policies

         Nature of Operations. Grey Wolf, Inc., (formerly DI Industries, Inc.) is a Texas corporation formed in 1980. On July 14, 1997, by written consent, the Board of Directors and certain shareholders of DI Industries, Inc. approved an amendment to the corporate charter to change the name of the company from DI Industries, Inc. to Grey Wolf, Inc. The Articles of Amendment effecting the amendment were filed with the Texas Secretary of State on September 18, 1998.

         Principles of Consolidation and Basis of Presentation. Grey Wolf, Inc. is engaged in the business of providing onshore contract drilling services to the oil and gas industry. Grey Wolf, Inc. and its subsidiaries conduct operations in Texas, Arkansas, Louisiana, Mississippi and other states and currently have international operations in Venezuela. The consolidated financial statements include the accounts of Grey Wolf, Inc. and its majority-owned subsidiaries ("the Company" or "Grey Wolf"). All significant intercompany accounts and transactions are eliminated in consolidation.

         Inventory. Inventory consists primarily of drilling and support equipment and is stated at the lower of specifically identified cost or market.

         Assets Held for Sale. Assets held for sale are primarily comprised of drilling rigs and equipment and is stated at the Company's net book value. Management believes the carrying value is less than net realizable value on the basis of purchase offers received in 1997 and 1996 and recent appraisals.

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

         Foreign Currency Translation. Assets and liabilities of foreign subsidiaries have been translated into United States dollars at the applicable rate of exchange in effect at the end of the period reported. Revenues and expenses have been translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments are reflected as a separate component of shareholders' equity. Any transaction gains and losses are included in net income. During 1997 and 1996 respectively, the Company recorded unrealized translation losses of $50,000 and $404,000 as a reduction of shareholders' equity. During the year ended December 31, 1995, the Company realized currency gains of $888,000.

         Income (Loss) per Share. In February 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share. SFAS No. 128 specifies new

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company has adopted SFAS No. 128 effective with the release of December 31, 1997 earnings data, and accordingly, has restated herein all previously reported earnings per share data. Basic earnings per share is based on weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options, warrants and convertible preferred stock. A reconciliation of the weighted average common shares outstanding on a basic and diluted basis is as follows:


                                                1997         1996         1995
                                              --------     --------     --------
Weighed average common shares
    outstanding - Basic                        145,854       67,495       38,669

Effect of dilutive securities:
    Options                                      2,883           --           --
    Redeemable preferred stock                     329           --           --
    Warrants                                       658           --           --
                                              --------     --------     --------
                                                 3,870           --           --
Weighted average common shares
    outstanding - Diluted                      149,724       67,495       38,669
                                              ========     ========     ========


         Income Taxes. The Company utilizes the asset and liability method in accounting for income taxes that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Interest Capitalization. Interest is capitalized on rig refurbishments during the refurbishment period. Interest is capitalized to the rigs using an allocation method based on the Company's actual interest cost. Total interest capitalized for the year ended December 31, 1997 was $1.8 million. No interest was capitalized for the years ended December 31, 1996 or 1995.

         Fair Value of Financial Instruments. The carrying amount of the Company's cash and short-term investments approximates fair value because of the short maturity of those instruments. The carrying amount of the Company's reducing revolving line of credit approximates fair value as the interest is indexed to the prime rate or LIBOR. The carrying amount of the Company's Senior Notes approximates fair value as interest rates have not changed significantly since the notes were issued on June 27, 1997.

         Cash Flow Information. Cash flow statements are prepared using the indirect method. The Company considers all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

         Restricted Cash. Restricted cash consists of investments in interest bearing certificates of deposit totaling $450,000 and $1.0 million at December 31, 1997 and 1996, respectively as collateral for a letter of credit securing insurance deposits. The carrying value of the investments approximates the current market value.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

         Concentrations of Credit Risk. Substantially all of the Company's contract drilling activities are conducted with independent oil and gas companies in the United States or with national petroleum companies in South America. Historically, the Company has not required collateral or other security for the related receivables from such customers. However, the Company has required certain customers to deposit funds in escrow prior to the commencement of drilling. Actions typically taken by the Company in the event of nonpayment include filing a lien on the customer's producing properties and filing suit against the customer.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Other recent accounting pronouncements. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company will adopt SFAS 130 in the quarter ending March 31, 1998.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997. The Company will adopt SFAS 131 in the quarter ending March 31, 1998.

(2)      SIGNIFICANT PROPERTY TRANSACTIONS

         On May 7, 1996 the Company entered into two separate definitive merger agreements (the "Mergers") to effect a $25 million equity infusion and the acquisition of deep drilling equipment. These Mergers were closed on August 29, 1996.

         Under the first agreement, R.T. Oliver, Inc. ("RTO") and Land Rig Acquisition Corporation ("LRAC") merged with a new subsidiary of the Company with the capital stock of RTO and LRAC being exchanged for 39,423,978 shares of the Company's common stock. In addition, warrants were issued to acquire up to 1,720,000 additional shares of Grey Wolf common stock, the exercise of which is contingent upon the occurrence of certain events. As a result of certain events which occurred prior to year end, at December 31, 1997, 244,800 warrants remained outstanding and the remainder were canceled. These Mergers resulted in the acquisition of 18 inactive, deep capacity land drilling rigs which included five 3,000 horsepower and nine 2,000 horsepower land rigs which are rated for depths of 25,000 feet or greater. The Company placed nine of these rigs in operation during 1997 and one of these rigs in operation during 1996.

         Under the second agreement, a subsidiary of Somerset Drilling Associates, L.L.C. ("Somerset"), a privately-held investment limited liability company, was merged into the Company. The stock of the subsidiary was exchanged for 39,423,978 shares of Grey Wolf common stock and warrants to acquire up to 1,720,000 shares of Grey Wolf common stock, the exercise of which is contingent upon the occurrence of certain events. As a result of certain events which occurred prior to year end, at December 31, 1997, 244,800 warrants remained outstanding and the remainder were canceled. This merger transaction resulted in a $25 million equity infusion into the Company.

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

         As part of the Merger agreements, the 1995 subscription by Norex Drilling for 4,000 shares of Series B Preferred Stock and related Series B Warrants was rescinded. The $4.0 million subscription plus accrued dividends were repaid to Norex Drilling by the Company with the proceeds from a term loan that was paid in full on December 30, 1996 from the proceeds of a private placement of the Company's common stock (see below). Interest was at 12% and was payable on the last business day of each calendar quarter.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         On October 3, 1996 the Company acquired all of the South Texas operating assets of Mesa Drilling, Inc. ("Mesa") in exchange for 5,500,000 shares of the Company's common stock. The assets acquired consisted of six diesel electric SCR drilling rigs, three of which were operating in South Texas and the other rigs were stacked. One of the stacked rigs was refurbished and placed in service during 1997.

         On December 31, 1996, the Company completed the acquisition of all the South Texas operating assets of Diamond M Onshore, Inc., a wholly owned subsidiary of Diamond Offshore Drilling, Inc. The assets were acquired for approximately $26 million in cash and consist of ten land drilling rigs, all of which are currently operating, 19 hauling trucks, a yard facility in Alice, Texas and various other equipment and drill pipe. Grey Wolf hired the majority of the personnel operating the assets.

         On January 31, 1997, the Company acquired the operating assets of Flournoy Drilling Company ("Flournoy") for 12.4 million shares of the Company's common stock and $800,000 in cash. The assets acquired included 13 drilling rigs, 17 rig hauling trucks, a yard and office facility in Alice, Texas, and various other equipment and drill pipe. The Company agreed to issue additional shares of common stock to Flournoy's shareholders if, and to the extent that on January 31, 1998, the aggregate market value of one-half of the shares received by the Flournoy shareholders less any shares sold, plus the gross proceeds from certain sales of common stock received in the transaction by the Flournoy shareholders prior to January 31, 1998, is, in total, less than $12.4 million. No additional shares were required to be issued.

         In May 1997, the Company increased its inventory of rigs held for refurbishment by purchasing three rigs in three separate transactions for an aggregate purchase price of $6.9 million in cash. One of the rigs was purchased from an affiliate of one of the Company's directors. The Company refurbished two of the three rigs and placed them in service during 1997.

         In June 1997, the Company purchased three additional rigs to add to its inventory of rigs to be refurbished for $8.9 million. These rigs were also purchased from an affiliate of one of the Company's directors.

         On June 27, 1997, the Company acquired all of the outstanding capital stock of Grey Wolf Drilling Company ("GWDC") by merger in exchange for $61.6 million cash and 14.0 million shares of the Company's common stock. Transaction costs of approximately $0.6 million were incurred in connection with the merger. GWDC operated 18 large premium drilling rigs in South Louisiana and along the upper Texas Gulf Coast. The merger was accounted for using purchase accounting and as such, all revenues and expenses were recorded by the Company beginning from the date of acquisition.

         In July 1997, the Company purchased one operating rig for $2.4 million in cash. In August 1997, the Company purchased six idle drilling rigs and related equipment from Cactus Drilling Company, a division of Kaiser-Francis Oil Company, for $25.4 million (the "Kaiser-Francis Rig Purchase"). Two of these rigs have been refurbished and placed in service during 1997. The remaining rigs will be refurbished and placed in service in the future as warranted by demand.

         On September 15, 1997, the Company entered into a definitive agreement to acquire substantially all of the operating assets of Justiss Drilling Company (the "Justiss Acquisition"), a division of Justiss Oil Company, Inc. The assets included a fleet of 12 operating drilling rigs and related equipment which are currently operating in the Company's Ark-La-Tex and Gulf Coast markets. The total purchase price for the Justiss acquisition was $36.1 million in cash of which $28.6 million was paid on October 21, 1997, upon delivery of nine of the 12 rigs. The remaining three rigs were purchased and the balance of the purchase price ($7.5 million) was paid in November 1997, as each rig

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


completed a turnkey drilling contract. The Company borrowed $28.0 million under its bank credit facility for the first nine rigs and the November purchases were funded from the Company's stock offering (discussed below).

         On November 3, 1997, the Company closed an offering of 25.0 million shares of the Company's common stock (the "Offering"). The Company sold 12.5 million newly issued common shares and certain selling shareholders sold 12.5 million additional shares at $8.00 per share. The Company received proceeds net of underwriting discounts, of approximately $95.0 million. The expenses of the offering were approximately $0.7 million. The proceeds of the Offering were used to pay down the bank credit facility and to complete the Murco acquisition discussed below.

         On November 13, 1997, the Company closed the sale of its 65% interest in INDRILLERS, L.L.C. ("Indrillers") and certain related drilling assets to Dart Energy Corporation ("Dart") in exchange for $1.65 million in cash and title to a 1,200 horsepower SCR rig previously held by Indrillers. Indrillers, a limited liability company, operated ten drilling rigs in Michigan and was formed in 1996 though the combination of certain drilling assets of the Company and Dart with resulting ownership of 65% and 35%, respectively. Indrillers' rig fleet consisted of nine smaller mechanical rigs ranging from 300 to 900 horsepower and one 1,200 horsepower SCR rig. The Company recorded a gain of approximately $700,000 on the sale.

         On January 30, 1998, the Company acquired all of the outstanding common stock of Murco Drilling Corporation ("Murco") for $59.6 million in cash. At closing, Murco had net liabilities of approximately $5.4 million. The consideration is subject to a final accounting adjustment for the actual net liabilities of Murco. The Company funded this stock purchase out of working capital and borrowing under its bank credit facility.

         On February 26, 1998, the Company signed a definitive agreement to sell all of the rigs and drilling related equipment of the Company's Eastern division located in Ohio to Union Drilling, Inc. ("Union"), an affiliate of two of the Company's directors, for $2.4 million. The sale closed in steps as each of the rigs completed its current drilling contract with the last transaction being completed on March 4, 1998. The Eastern division rig fleet consisted of six 450 horsepower mechanical rigs. The Company will recognize a gain on the sale during the first quarter of 1998.

         The December 31, 1997 consolidated balance sheet includes the effect of the Flournoy acquisition, the GWDC Acquisition, the issuance of the Notes (defined herein), the May, June, July and Kaiser-Francis stacked rig purchases and the Company's common stock offering. The following unaudited pro forma balance sheet assumes the Murco Acquisition occurred on December 31, 1997. The following unaudited pro forma consolidated financial data for the year ended December 31, 1997, includes the historical results of the Company for the year ended December 31, 1997, and gives effect to the Murco Acquisition, the Flournoy Acquisition, the GWDC merger, the Justiss Acquisition and issuance of the Notes as if they occurred on January 1, 1996. The following unaudited pro forma consolidated financial data for the year ended December 31, 1996, includes the historical results of the Company for the year ended December 31, 1996, and gives effect to each of the above transactions as well as the previously disclosed merger, acquisition and sale transactions which occurred before December 31, 1996, as if they occurred on January 1, 1996. The May, June, July and Kaiser-Francis rig purchases have no historical operations as the rigs have been stacked and the impact on the unaudited pro forma consolidated financial data is not material and has not been presented.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                          As of
                                                     December 31, 1997
                                                   ----------------------
                                                   (Amounts in thousands)
                  Working capital                       $   31,638
                  Total assets                             591,508
                  Shareholders' equity                     249,216

                                                                For the Years Ended December 31,
                                                        ------------------------------------------------
                                                           1997                                  1996
                                                        ----------                            ----------
                                                        (Amounts in thousands, except per share amounts)
                  Total revenues                        $  249,426                            $  240,614
                  Net income (loss) applicable
                      to common stock                        6,872                               (33,226)

                  Net income (loss) per basic
                  and diluted share                            .04                                  (.20)


         Each of the Company's acquisitions have been accounted for using purchase accounting. As such all revenues and expenses have been recorded by the Company beginning at the date of acquisition.

(3)      INCOME TAXES

         The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. The Company's foreign owned subsidiaries file tax returns in the country where they are domiciled. The Company records current income taxes based upon its estimated tax liability in the United States and foreign countries for the year. During 1997, the Company recorded $1,057,000 in current U.S. income taxes and a reduction of $290,000 in current tax based on its estimate of taxes payable in Venezuela. In 1996, the Company recorded $845,000 of current tax expense based on its estimate of taxes payable in Venezuela.

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

         At December 31, 1997 and 1996, the Company had U.S. net operating loss ("NOL") carryforwards of approximately $32.0 and $23.0 million, respectively and investment tax credit ("ITC") carryforwards of approximately $2.4 million which expire at various times through 2010 and 2000, respectively. The NOL and ITC carryforwards are subject to annual limitations as a result of the changes in ownership of the Company in 1989, 1994 and 1996.

         For financial accounting purposes, approximately $21.0 million of the NOL carryforwards was utilized to offset the book versus tax basis differential in the recording of the assets acquired in the Mergers and the Mesa acquisition in 1996.

         Deferred tax liabilities of approximately $15.5 million exist at December 31, 1997 and are comprised of temporary differences between federal income tax and financial accounting practices for the Company's property and equipment. Deferred tax benefits of $6.1 million exist at December 31, 1997, attributable to costs that were expended for financial reporting purposes that will be deducted in future years for income tax purposes. These items are comprised of workmans compensation and bad debt reserves as well as net operating loss carryforwards. These items are augmented by the $2.4 million of investment tax credit carryforwards and $900,000 alternative minimum tax carryforward. A valuation allowance of $2.4 million has been provided as the Company believes it is more likely than not that the investment tax credits will expire before they can be fully utilized by the Company.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         At December 31, 1996, deferred tax liabilities and deferred tax assets were $5.5 million and $3.7 million, respectively and investment tax carryforwards were $2.4 million. A net deferred tax benefit of $600,000 was not recognized in 1996 as a valuation allowance was provided against it, as the recognition criteria set forth in SFAS No. 109 for a deferred tax asset, had not been met.

         In the Company's Venezuelan subsidiary, no temporary differences existed as of December 31, 1997 or 1996. In the Company's other foreign subsidiaries, the Company's net operating loss carryforwards and other timing differences will not be recoverable since the Company has exited these markets.

         The following summarizes the differences between the statutory tax rates (35%, 34%, 34%, respectively) and the Company's effective tax rate (amounts in thousands):


                                                                     For the Years Ended December 31,
                                                                ------------------------------------------
                                                                   1997            1996            1995
                                                                ----------      ----------      ----------
         Tax at statutory rate                                  $    6,597      $   (3,986)     $   (4,572)

         Increase in taxes resulting from:
                Permanent differences                                  838              --              --
                Change in valuation allowance                           --           1,169           4,572
                Loss of foreign deductions                             292           3,662              --
                State taxes (net)                                      857              --              --
                Other                                                   47              --              --
                                                                ----------      ----------      ----------
         Provision for income taxes                             $    8,631      $      845      $       --
                                                                ==========      ==========      ==========


(4)    LONG-TERM DEBT

       Long-Term debt consists of the following (amounts in thousands):


                                                                                              December 31,
                                                                                         ---------------------
                                                                                           1997         1996
                                                                                         --------     --------
         $175,000 senior notes due 2007, general unsecured senior obligations guaranteed by the company's domestic subsidiaries, bearing interest
            at 8-7/8% per annum payable semiannually                                     $174,182     $     --

         $50,000 reducing revolving line of credit between the Company and a syndicate of commercial banks, secured by substantially all of the
            Company's assets; bearing interest on a sliding variable rate based on certain financial ratios of either LIBOR plus 1.75%
            to 2.5% or prime plus .75% to 1.5%, due quarterly                                  --       25,000

         Note to McRae Energy Corporation, payable from available cash
            flow, as defined, matures September 1998                                           --        1,300

         Capital leases, secured by transportation and other equipment,
            bearing interest at 10% to 14%                                                  3,191          858

         Insurance premium financed over 12 months with certain insurance
            agencies due in equal monthly installments                                         --          264

         Promissory note payable secured by trust deed to certain land and building, bearing interest at 9.75%, due in equal monthly
            installments through September 1, 1997                                             --           37
                                                                                         --------     --------
                                                                                          177,373       27,459
         Less current maturities                                                            1,148          613
                                                                                         --------     --------
         Long-term debt                                                                  $176,225     $ 26,846
                                                                                         ========     ========

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         On June 27, 1997, the Company issued $175.0 million of Senior Notes (the "Notes") receiving gross proceeds of $174.1 million. The Notes bear interest at 87/8% per annum payable semiannually and mature on July 1, 2007. The Notes are general unsecured senior obligations of the Company and are guaranteed by the Company's domestic subsidiaries. Proceeds from the Notes were used to fund the cash portion of the GWDC Acquisition to repay the then outstanding Facility balance of $47.0 million and to fund certain inventory rig purchases. In connection with the issuance of the Notes, the Company paid approximately $5.1 million in underwriting and financing costs which will be amortized over the life of the Notes.

         Except as discussed below, the Notes are not redeemable at the option of the Company prior to July 1, 2002. On or after such date, the Company shall have the option to redeem the Notes in whole or in part during the twelve months beginning July 1, 2002 at 104.4375%, beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at 101.479% and beginning July 1, 2005 and thereafter at 100.0000% together with any interest accrued and unpaid to the redemption date.

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

         On December 31, 1996, the Company closed a $35 million reducing revolving line of credit ("the Facility") with a syndicate of commercial banks. The Facility reduces by $5.0 million each year until the December 31, 1999 maturity date. On April 30, 1997, the Facility was amended and restated to increase the line of credit to $50 million and to revise certain other terms and covenants, including the elimination of mandatory $5.0 million reductions in the line in January 1998 and 1999 and a conversion of the interest rate to a sliding variable rate based on certain financial ratios of either LIBOR plus 1.75% to 2.5% or prime plus .75% to 1.5%. The Company pays commitment fees of .5% on the unused portion of the Facility. The Facility is secured by substantially all the Company's assets and calls for quarterly interest payments on the outstanding balance. The Facility also contains customary affirmative and negative covenants with which the Company was in compliance.

         On August 28, 1996, the Company entered into a $4 million term loan with Norex Drilling. The term loan was due on August 29, 1997, and bore interest at 12%. The loan was paid in full from the proceeds of a private placement of the Company's common stock on December 31, 1996.

         During 1995, the Company issued 190,000 shares, out of 200,000 authorized, of Series A Preferred stock valued at $1,900,000. The Series A Preferred is redeemable in cash at a redemption price payable from available cumulative Venezuelan positive net cash flows, as defined, commencing the first fiscal quarter following the original issuance date. The Company may redeem, at any time, the Series A Preferred stock upon consent of the holders or upon written notice commencing five years from the original issuance date. At the election of the Company, dividends may be declared and payable in common stock equivalent to the value of the dividends. Each Series A Preferred holder of record has no voting right on any matters voted on by stockholders of the Company. During March 1996, 100,000 shares of Series A Preferred, totaling $1,000,000, were returned to the Company in settlement of asserted claims against An-Son Drilling Company of Columbia, S.A. At December 31, 1995, the balance of the Series A Preferred had been adjusted to reflect this settlement. During 1997 and 1996, the Company voluntarily redeemed 45,900 and 13,500 shares, respectively of Series A Preferred leaving 30,600 shares outstanding at December 31, 1997.

         Annual maturities of the debt outstanding at December 31, 1997 for the next five years are as follows: 1998 - $1,148,000; 1999 - $976,000; 2000 -
$708,000; 2001 - $359,000; and 2002 - $0.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)      CAPITAL STOCK AND STOCK OPTION PLANS

         During the fourth quarter of 1995, Norex Drilling subscribed to and paid $4,000,000 for a new Company issue of Series B Preferred Stock (the "Series B Preferred"), to be issued subsequent to December 31, 1995. This subscription was in the form of 4,000 shares (10,000 authorized) of Series B 15% Senior Cumulative Redeemable Preferred, par value $1. This stock had annual dividends of 15% per annum, payable through the issuance of additional preferred shares for the first three years. On August 28, 1996, the $4,000,000 subscription plus accrued dividends was repaid to Norex Drilling by the Company with the proceeds from a term loan.

         In connection with closing the Facility, the Company completed a private placement of 1,750,000 shares of Grey Wolf common stock for approximately $4,120,000 to four funds managed by Wexford Management LLC. The proceeds generated from this private placement were utilized to repay the above mentioned $4,000,000 term note. Grey Wolf also agreed to issue more shares to the extent the Wexford funds hold value less than $4,120,000 on the one-year anniversary date of the issuance. Immediate shelf registration rights were also granted by Grey Wolf in connection with the share issuance. These shares were subsequently registered. No additional shares were required to be issued.

         On November 3, 1997, the Company closed an offering of 25.0 million shares of its common stock. The Company sold 12.5 newly issued common shares and certain shareholders sold 12.5 million additional shares at $8.00 per share. The Company received proceeds, net of underwriting discount, of approximately $95 million. Other costs incurred to complete the offering were approximately $722,000 and were recorded as a reduction of additional paid-in capital.

         The Company's 1982 Stock Option and Long-Term Incentive Plan for Key Employees (the "1982 Plan") reserves 2,500,000 shares of the Company's common stock for issuance upon the exercise of options. At December 31, 1997 options to purchase 1,895,800 shares of common stock were available for grant under the 1982 Plan. The Company's 1987 Stock Option Plan for Non-Employee Directors (the "1987 Director Plan") reserves 250,000 shares of common stock for issuance upon the exercise of options and provides for the automatic grant of options to purchase shares of common stock to any non-employee who becomes a director of the Company. Options under the 1987 Director Plan to purchase 212,800 shares of common stock were available for grant until June 30, 1997 when the plan was canceled. The Company's 1996 Employee Stock Option Plan (the "1996 Plan") reserves 7,000,000 shares of the Company's common stock for issuance upon the exercise of options. At December 31, 1997 options under the 1996 Plan to purchase 4,285,000 shares of common stock were available for grant until July 29, 2006. The exercise price of stock options under the 1982 Plan, the 1987 Director Plan and the 1996 Plan approximates the fair market value of the stock at the time the option is granted. The Company has 2,360,000 shares reserved for other Incentive Stock Option Agreements between the Company and its' executive officers and directors. One million five hundred thousand of the shares are reserved for the Company's President, and 500,000 are reserved for the Chairman of the Board of Directors. The options become exercisable in varying increments over four- to five-year periods and the majority of the options expire on the tenth anniversary of the inception of the plans. The remaining shares are reserved for non-employee directors and are immediately exercisable upon issuance. Stock option activity for all plans was as follows (number of shares in thousands):

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                     Number          Option
                                                   of Shares       Price Range
                                                   ---------      -------------
         Outstanding December 31, 1994:                1,988      $0.88 - $2.38
                                                   ---------      -------------

               Granted                                   253      $0.69 - $0.88
               Canceled                                 (267)     $0.94 - $2.38

         Outstanding December 31, 1995:                1,974      $0.69 - $1.63

               Granted                                    50      $0.69 - $1.00
                                                       3,700      $1.13 - $1.75
                                                         475      $2.56 - $2.88
               Exercised                                (232)     $0.69 - $1.00
                                                         (44)     $1.25 - $1.75
               Canceled                               (1,282)     $0.69 - $1.00
                                                        (132)     $1.25 - $1.75

         Outstanding December 31, 1996:                  276      $0.69 - $1.00
                                                       3,758      $1.13 - $1.63
                                                         475      $2.56 - $2.88

               Granted                                   800      $2.50 - $2.88
                                                         630      $3.13 - $4.06
                                                          10      $8.25
               Exercised                                (107)     $ .69 - $1.00
                                                        (670)     $1.13 - $1.75
               Canceled                                  (13)     $2.50 - $2.88
                                                          (4)     $ .69 - $1.75
                                                         (20)     $2.50 - $2.88

         Outstanding December 31, 1997                   156      $ .69 - $1.00
                                                       3,084      $1.13 - $1.75
                                                       1,255      $2.50 - $2.88
                                                         630      $3.13 - $4.06
                                                          10      $8.25


         At December 31, 1997, the Company has three stock-based compensation plans, which are described above. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's three stock-based compensation plans been determined on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share amounts):


                                                                   1997           1996           1995
                                                                ----------     ----------     ----------
         Net income (loss)
             As reported                                        $   10,218     $  (12,124)    $  (13,447)
             Pro forma                                          $    9,531     $  (13,723)    $  (13,447)
         Earnings (loss) per share - basic and diluted
             As reported                                        $      .07     $     (.18)    $     (.35)
             Pro forma                                          $      .06     $     (.20)    $     (.35)


         For purposes of determining compensation costs using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options were: risk-free interest rate based on the five-year Treasury strips of 7.8%; dividend yield of zero; stock price volatility of 60%; and expected option lives of five years.

(6)      GEOGRAPHIC AREA INFORMATION

         The following table sets forth the Company's operations based on the geographic areas in which it operates (amounts in thousands).

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                          For the Years Ended December 31,
                                     ------------------------------------------
                                        1997            1996            1995
                                     ----------      ----------      ----------
         Revenues:
            Domestic                 $  209,423      $   52,495      $   44,797
            Mexico                           --           3,504          12,617
            South America                 6,500          25,768          37,295
                                     ----------      ----------      ----------
                                     $  215,923      $   81,767      $   94,709
                                     ==========      ==========      ==========

         Operating income (loss)
            Domestic                 $   26,822      $   (4,002)     $   (4,093)
            Mexico                           --          (3,818)            238
            South America                (2,489)         (5,895)         (8,938)
                                     ----------      ----------      ----------
                                     $   24,333      $  (13,715)     $  (12,793)
                                     ==========      ==========      ==========

         Identifiable assets:
            Domestic                 $  515,683      $  103,608      $   39,069
            Mexico                            3           1,500           4,008
            South America                18,066          12,711          14,706
                                     ----------      ----------      ----------
                                     $  533,752      $  117,819      $   57,783
                                     ==========      ==========      ==========


         During the year ended December 31, 1997, one customer accounted for 10% of the Company's consolidated revenues. During the years ended December 31, 1996 and 1995; no customer accounted for 10% or more of the Company's consolidated revenues.

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

         As part of the Merger agreements, the 1995 subscription by Norex Drilling for 4,000 shares of Series B Preferred Stock and related Series B Warrants was rescinded. The $4,000,000 subscription plus accrued dividends was repaid to Norex Drilling by the Company with the proceeds from a term loan that was made by Norex Drilling to the Company. Interest was at 12% and was payable on the last business day of each calendar quarter. The note payable was paid in full December 31, 1996 using the proceeds from a private placement of the Company's common stock.

         On June 10, 1996, Norex Drilling advanced $1,000,000 to the Company pursuant to a Promissory Note (the "Note") and Commercial Security Agreement. The Note provided for interest at 12% per annum and matured on the Closing Date of the Merger transactions. The Company's domestic accounts receivable were pledged under the security agreement. The Company repaid this loan, plus accrued interest, in early July 1996 with the proceeds from the sale of the assets discussed in footnote 2.

         During 1996 a consulting fee of $10,000 per month was paid by the Company under a consulting arrangement with the Company's Chairman of the Board.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         One of the Company's directors is a partner in a law firm that performed legal services for the Company. During 1997 and 1996 the Company paid the firm $41,000 and $200,000, respectively.

         As previously disclosed, during 1997 the Company purchased four drilling rigs from an affiliate of one of the Company's directors.

         As previously disclosed, the Company sold its Eastern Division assets to Union, an affiliate of two of the Company's directors.

         From time to time, in the normal course of business the Company purchases equipment from an affiliate of one of the Company's directors.

(8)      LEASE COMMITMENTS

         Aggregate minimum lease payments required under noncancellable operating leases having terms greater than one year are as follows as of December 31, 1997: 1998 - $345,000; 1999 - $345,000; 2000 - $316,000; 2001 -
$265,000; and 2002 - $44,000.

         Rent expense under operating leases for 1997, 1996 and 1995 was approximately $268,000, $109,000 and $101,000, respectively.

         Capital leases for the Company's field trucks and automobiles are included in long-term debt.

(9)      CONTINGENCIES

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition or results of operations.

         In connection with the GWDC Acquisition, a $5.0 million escrow fund was established to provide a source of payment for the net costs to the Company, if any, for any eventual settlement by, or the payment of a monetary court judgement against the Company arising out of a case pending against GWDC at the time of the GWDC Acquisition. The source of the escrow fund was the cash consideration that would have otherwise been payable by the Company to GWDC's shareholders. The litigation was styled TEPCO, Inc. ("TEPCO") v. Grey Wolf Drilling (Cause no. 96-49194) and was filed in the 164th Judicial District Court of Harris County, Texas. TEPCO alleged that Grey Wolf breached contractual obligations it owed to TEPCO by failing to drill an oil and gas well or wells for it in the Treasure Isle Field, located in Galveston, Texas. TEPCO also alleged that it lost rights under an oil and gas lease it had under an alleged agreement with Mobil Producing Texas and New Mexico, Inc., causing plaintiff to suffer money damages. Grey Wolf had filed a counterclaim in the lawsuit for approximately $154,000 for recovery of unpaid invoices, and interest, for services rendered or materials provided by Grey Wolf in connection with the drilling of two wells for TEPCO which were completed before Grey Wolf ceased performing work for TEPCO. This case was settled in August 1997 for $2.5 million which was paid from the escrow fund in October 1997, and the remaining $2.5 million less applicable expenses was distributed to the former GWDC shareholders.

         The GWDC Acquisition is intended to qualify as a tax free reorganization under Sections 368(a)(1)(A) and 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended (the "Code"), with respect to common stock received by GWDC shareholders. A principal condition for such qualification is that the former shareholders of GWDC will satisfy the continuity of proprietary interest standard with respect to common stock received in the GWDC Acquisition. Thus, under present Internal Revenue Service ("IRS") guidelines, dispositions of common stock by GWDC shareholders during the five years following the GWDC Acquisition could cause the IRS to assert that the GWDC Acquisition does not qualify as a tax free reorganization. The Company has no contractual agreements with GWDC shareholders preventing the disposition of their shares. If the GWDC Acquisition fails to qualify as a tax free reorganization for failure to meet the continuity of interest standard or for any reason, the receipt of common stock will be taxable to the GWDC shareholders at the time of the GWDC Acquisition, and GWDC will be deemed to have sold all of its assets in

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


a taxable exchange triggering a corporate tax liability to GWDC estimated to be in excess of $30.0 million. The Company's wholly-owned subsidiary, Grey Wolf Drilling Company (formerly Drillers, Inc.), as the surviving corporation of the GWDC Acquisition, would be liable for any such corporate tax which, if imposed, would have a material adverse effect on the financial condition of the Company.

(10)     EMPLOYEE BENEFIT PLAN

         The Company has a defined contribution employee benefit plan covering substantially all of its employees. Prior to 1997, the Company matched individual employee contributions up to 2% of the employee's compensation. Effective January 1, 1997, the Company increased the matching provisions to include matching 100% of the first 3% of individual employee contributions and 50% of the next 3% of individual employee contributions. Other provisions of the plan were also amended. Employer matching contributions under the plan totaled $852,000, $104,000 and $144,000 for the years ended December 31, 1997, 1996 and
1995. Employer matching contributions vest over a five year period.

(11)     NON-RECURRING CHARGES

         During the year ended December 31, 1996, the Company recorded non-recurring charges of $6.1 million which included $1.1 million in employment severance costs, $4.6 million in cost to exit the Argentina and Mexico markets and $400,000 of other non-recurring charges. The employment severance cost included $602,000 in contractual severance pay to be paid over a two year period to the Company's former President and Chief Executive Officer and the transfer to him of certain drilling equipment with a net book value of $535,000 in settlement of a dispute over stock options to purchase the Company's common stock. As a result of the Company's desire to redeploy assets to more profitable markets, the Company withdrew from both the Argentina and Mexico markets. As a result, during 1996, the Company recorded estimated exit costs of $1.3 million for Mexico which primarily consisted of the forfeiture of a performance bond and other costs incurred to close the office and exit the market and exit costs of $800,000 for Argentina which primarily consisted of costs incurred during the period necessary to close the office and exit the market. In addition, the Company sold three of the six drilling rigs and certain other assets located in Argentina for $1.5 million. As a result, during 1996 the Company recorded a write down of rig equipment and other assets of $2.5 million. The remaining Argentina rigs were mobilized to the United States, where they were refurbished and returned to work. Mobilization costs were approximately $900,000 and were expensed as they were incurred during 1997.

(12)     QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for years ended December 31, 1997, 1996 and 1995 are set forth below (amounts in thousands, except per share amounts).


                                                                          Quarter Ended
                                                      ----------------------------------------------------
                                                        March          June        September      December
                                                         1997          1997          1997           1997
                                                      ---------      --------      ---------      --------
         Revenues                                     $  35,975      $ 40,071      $  63,750      $ 76,127
         Gross profit (1)                                 7,183         6,731         18,463        20,994
         Operating income                                 3,322         2,043          9,132         9,836
         Income continuing operations                     2,976         1,734          5,952         8,187
         Net income                                       2,314         1,040          2,722         4,142
         Net income per common share - basic                .02           .01            .02           .03
              and diluted

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Quarter Ended
                                                      ----------------------------------------------------
                                                        March          June        September      December
                                                         1996          1996          1996           1996
                                                      ---------      --------      ---------      --------
         Revenues                                     $  20,102      $ 19,183      $  22,031      $ 20,451
         Gross profit (loss) (1)                          1,166          (199)         3,144        (2,732)
         Operating income (loss)                         (1,253)       (2,398)         1,108       (11,172)
         Income (loss) continuing operations             (1,491)          524            808       (10,718)
         Net income (loss)                               (1,491)          524            808       (11,563)
         Net income (loss) per common share - basic        (.04)          .01            .01          (.09)
              and diluted

                                                                             Quarter Ended
                                                      ----------------------------------------------------
                                                        March          June        September      December
                                                         1995          1995          1995           1995
                                                      ---------      --------      ---------      --------
         Revenues                                     $  22,344      $ 23,151      $  27,106      $ 22,108
         Gross profit (loss) (1)                           (180)        1,075            448          (459)
         Operating loss                                  (1,946)         (814)        (1,565)       (8,468)
         Loss-continuing operations                      (2,219)       (1,122)        (1,234)       (8,100)
         Discontinued operations                            (11)         (543)          (116)         (102)
         Net loss                                        (2,230)       (1,665)        (1,350)       (8,202)
         Net loss per common share - basic                 (.06)         (.04)          (.03)         (.22)
              and diluted


         (1) Gross profit (loss) is computed as consolidated revenues less operating expenses (which excludes expenses for depreciation and amortization, general and administrative and non-recurring charges).

                                                                     SCHEDULE II


                        GREY WOLF, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                       Balance at      Additions       Collections      Balance at
                                                       Beginning       Charged to          and             End
                                                       of Period       Allowance       Write-Offs       of Period
                                                       ----------      ----------      -----------      ----------
Year Ended December 31, 1995:
     Allowance for doubtful accounts receivable        $    2,066      $      291      $      (406)     $    1,951
                                                       ==========      ==========      ===========      ==========

Year Ended December 31, 1996:
     Allowance for doubtful accounts receivable        $    1,951      $      302      $      (920)     $    1,333
                                                       ==========      ==========      ===========      ==========

Year Ended December 31, 1997:
     Allowance for doubtful accounts receivable        $    1,333      $     (200)     $       (80)     $    1,053
                                                       ==========      ==========      ===========      ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Deloitte & Touche LLP was previously the principal accountants for Grey Wolf, Inc. On October 2, 1996, that firm's appointment as principal accountants was terminated and KPMG Peat Marwick LLP was engaged as principal accountants. The decision to change accountants was approved by the Board of Directors upon recommendation of the Audit Committee of the Board of Directors.

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

     The audit reports of Deloitte & Touche LLP on the consolidated financial statements of Grey Wolf, Inc. and subsidiaries as of and for the years ended December 31, 1995 and 1994, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference to such information appearing under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of shareholders and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item as to the management of the Company is hereby incorporated by reference to such information appearing under the caption "Executive Compensation" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference to such information appearing under the caption "Nominees for Director" and "Certain Shareholders" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference to such information appearing under the caption "Certain Transactions" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

         1. AND 2. FINANCIAL STATEMENTS AND SCHEDULE.

         The consolidated financial statements and supplemental schedule of Grey Wolf, Inc. and Subsidiaries are included in Part II, Item 8 and are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule therein.

         3.  EXHIBITS

             Exhibit No.            Documents
             -----------            ---------

                2.1           --    Agreement and Plan of Merger dated May 7,
                                    1996, among DI Industries, Inc., DI Merger
                                    Sub, Inc., Roy T. Oliver, Inc. and Land Rig
                                    Acquisition Corp. (incorporated herein by
                                    reference to Exhibit 2.1 to Registration
                                    Statement No. 333- 6077).
              2.1.1           --    Amendment to Agreement and Plan of Merger
                                    dated May 7, 1996, among DI Industries,
                                    Inc., DI Merger Sub, Inc., Roy T. Oliver,
                                    Jr., Mike L. Mullen, R.T. Oliver, Inc. and
                                    Land Rig Acquisition Corp. (incorporated
                                    herein by reference to Exhibit 2.1.1 to
                                    Registration Statement No. 333-6077).
              2.1.2           --    Second Amendment and Plan of Merger dated
                                    July 26, 1996, among DI Industries, Inc., DI
                                    Merger Sub, Inc., Roy T. Oliver, Jr., Mike
                                    L. Mullen, R.T. Oliver, Inc. and Land Rig
                                    Acquisition Corp. (incorporated herein by
                                    reference to Exhibit 2.1.2 to Amendment No.
                                    1 to Registration Statement No. 333-6077).
                2.2           --    Agreement and Plan of Merger dated May 7,
                                    1996, among DI Industries, Inc. and Somerset
                                    Investment Corp. (incorporated herein by
                                    reference to Exhibit 2.2 to Registration
                                    Statement No. 333-6077).
              2.2.1           --    Amendment to Agreement and Plan of Merger
                                    dated May 7, 1996, among DI Industries, Inc.
                                    and Somerset Investment Corp. (incorporated
                                    herein by reference to Exhibit 2.2.1 to
                                    Registration Statement No. 333-6077).
              2.2.2           --    Second Amendment to Agreement an Plan of
                                    Merger dated July 26, 1996, among DI
                                    Industries, Inc. and Somerset Investment
                                    Corp. (incorporated herein by reference to
                                    Exhibit 2.2.2 to Amendment No. 1 to
                                    Registration Statement No. 333- 6077).
                2.3           --    Asset Purchase Agreement dated October 3,
                                    1996, by and between the DI Industries, Inc.
                                    and Meritus, Inc., a Texas corporation, Mesa
                                    Rig 4 L.L.C., a Texas limited liability
                                    company, Mesa Venture, a Texas general
                                    partnership and Mesa Drilling, Inc., a Texas
                                    corporation (incorporated by reference to
                                    Exhibit 2.1 to Registration no. 333-14783).
              2.4.1           --    Asset Purchase Agreement dated November 12,
                                    1996, between Diamond M Onshore, Inc. and
                                    Drillers, Inc. (the Asset Purchase
                                    Agreement") (incorporated herein by
                                    reference to Exhibit 2.1 to Form 8-K dated
                                    December 30, 1996).
              2.4.2           --    Letter Agreement dated December 31, 1996,
                                    between Diamond M Onshore and Drillers, Inc.
                                    amending the Asset Purchase Agreement
                                    (incorporated herein by reference to Exhibit
                                    2.2 to Form 8-K dated December 30, 1996).
                2.5           --    Asset Purchase Agreement dated December 31,
                                    1996, between Flournoy Drilling Company and
                                    Drillers, Inc. (incorporated herein by
                                    reference to Exhibit 2.1 to Form 8-K filed
                                    January 31, 1997).
                2.6           --    Agreement and Plan of Merger dated March 7,
                                    1997, by and among DI Industries, Inc.,
                                    Drillers Inc., and Grey Wolf Drilling
                                    Company including form of Escrow Agreement, form of Trust Under Grey Wolf Drilling
                                    Company Deferred Corporation Plan, and form of Grey Wolf Drilling Company Deferred

                                    Compensation Plan (incorporated herein by
                                    reference to Exhibit 10.1 to Form 8-K filed
                                    March 10, 1997).
                2.7           --    Voting and Support Agreement dated March 7,
                                    1997, of Sheldon B. Lubar (incorporated
                                    herein by reference to Exhibit 10.2 to Form
                                    8-K dated March 10, 1997).
                2.8           --    Voting and Support Agreement dated March 7,
                                    1997, of Felicity Ventures, Ltd.
                                    (incorporated herein by reference to Exhibit
                                    10.3 to Form 8-K dated March 10, 1997).
                2.9           --    Voting and Support Agreement dated March 7,
                                    1997, of James K.B. Nelson (incorporated
                                    herein by reference to Exhibit 10.4 to Form
                                    8-K dated March 10, 1997).
                2.10          --    Indemnification Agreement dated as of March
                                    6, 1997, by and between Grey Wolf Drilling
                                    Company and James K.B. Nelson (incorporated
                                    herein by reference to Exhibit 10.5 to Form
                                    8-K dated March 10, 1997).
                2.11          --    Indemnification Agreement dated as of March
                                    6, 1997, by and between Grey Wolf Drilling
                                    Company and Billy G. Emanis (incorporated
                                    herein by reference to Exhibit 10.6 to Form
                                    8-K dated March 10, 1997).
                2.12          --    Indemnification Agreement dated as of March
                                    6, 1997, by and between Grey Wolf Drilling
                                    Company and Bill Brannon (incorporated
                                    herein by reference to Exhibit 10.7 to Form
                                    8-K dated March 10, 1997).
                2.13          --    Indemnification Agreement dated as of March
                                    6, 1997, by and between Grey Wolf Drilling
                                    Company and Tom L. Ferguson (incorporated
                                    herein by reference to Exhibit 10.8 to Form
                                    8-K dated March 10, 1997).
                2.14          --    Indemnification Agreement dated as of March
                                    6, 1997, by and between Grey Wolf Drilling
                                    Company and John D. Peterson (incorporated
                                    herein by reference to Exhibit 10.9 to Form
                                    8-K dated March 10, 1997).
                2.15          --    Indemnification Agreement dated as of March
                                    6, 1997, by and between Grey Wolf Drilling
                                    Company and Janet V. Campbell (incorporated
                                    herein by reference to Exhibit 10.10 to Form
                                    8-K dated March 10, 1997).
                2.16          --    Indemnification Agreement dated as of March
                                    6, 1997, by and between Grey Wolf Drilling
                                    Company and Sheldon B. Lubar (incorporated
                                    herein by reference to Exhibit 10.11 to Form
                                    8-K dated March 10, 1997).
                2.17          --    Indemnification Agreement dated as of March
                                    6, 1997, by and between Grey Wolf Drilling
                                    Company and Robert P. Probst (incorporated
                                    herein by reference to Exhibit 10.12 to Form
                                    8-K dated March 10, 1997).
                2.18          --    Indemnification Agreement dated as of March
                                    6, 1997, by and between Grey Wolf Drilling
                                    Company and Uriel E. Dutton (incorporated
                                    herein by reference to Exhibit 10.13 to Form
                                    8-K dated March 10, 1997).
                3.1           --    Articles of Incorporation of Grey Wolf,
                                    Inc., as amended.
                3.2           --    By-Laws of Grey Wolf, Inc., as amended.
                3.3           --    Statement of Resolutions Establishing the
                                    Series A Convertible Redeemable Preferred
                                    Stock.
               10.1           --    Shareholders' Agreement dated May 7, 1996,
                                    among Somerset Drilling Associates, L.L.C.,
                                    Roy T. Oliver, Jr., U.S. Rig and Equipment,
                                    Inc., Mike Mullen Energy Equipment Resource,
                                    Inc., GCT Investments, Inc., Mike L. Mullen,
                                    Norex Drilling Ltd., and Pronor Holdings,
                                    Ltd. (incorporated herein by reference to
                                    Exhibit 10.9 to Registration Statement No.
                                    333-6077).
             10.1.1           --    Amendment to Shareholders' Agreement dated
                                    May 7, 1996, among Somerset Drilling
                                    Associates, L.L.C., Somerset Capital
                                    Partners, Roy T. Oliver, Jr., U.S. Rig and
                                    Equipment, Inc., Mike Mullen Energy
                                    Equipment Resource, Inc., GCT Investments,
                                    Inc., Mike L. Mullen, Norex Drilling Ltd.,
                                    and Pronor Holdings, Ltd. (incorporated
                                    herein by reference to Exhibit 10.9.1 to
                                    Registration Statement No. 333-6077).
               10.2           --    Form of Shadow Warrant to be issued to the
                                    shareholders of Somerset Investment
                                    Corporation. (incorporated herein by
                                    reference to Exhibit 10.10 to Registration
                                    Statement No. 333-6077).

               10.3           --    Form of Shadow Warrant to be issued to the
                                    shareholders of R.T. Oliver, Inc. And Land
                                    Rig Acquisition Corporation (incorporated
                                    herein by reference to Exhibit 10.11 to
                                    Registration Statement No. 333-6077).
               10.4           --    Registration Rights Agreement dated May 7,
                                    1996, among Somerset Drilling Associates,
                                    L.L.C., Roy T. Oliver, Jr., U.S. Rig and
                                    Equipment, Inc., Mike Mullen Energy
                                    Equipment Resource, Inc., GCT Investments,
                                    Inc., Norex Drilling Ltd., and Pronor
                                    Holdings, Ltd. (incorporated herein by
                                    reference to Exhibit 10.12 to Registration
                                    Statement No. 333-6077)
             10.4.1           --    Amendment to Registration Rights Agreement
                                    dated May 7, 1996, among Somerset Drilling
                                    Associates, L.L.C., Somerset Capital
                                    Partners, Roy T. Oliver, Jr., U.S. Rig and
                                    Equipment, Inc., Mike Mullen Energy
                                    Equipment Resource, Inc., GCT Investments,
                                    Inc., Norex Drilling Ltd., and Pronor
                                    Holdings, Ltd. (incorporated herein by
                                    reference to Exhibit 10.12.1 to Registration
                                    Statement No. 333-6077).
             10.4.2           --    Second Amendment to Registration Rights
                                    Agreement dated July 26, 1996, among
                                    Somerset Drilling Associates, L.L.C.,
                                    Somerset Capital partners, Roy T. Oliver,
                                    Jr., U.S. Rig and Equipment, Inc., Mike
                                    Mullen Energy Equipment Resource, Inc., GCT
                                    Investments, Inc., Norex Drilling Ltd., and
                                    Pronor Holdings, Ltd. (incorporated herein
                                    by reference to Exhibit 10.4.2 to Amendment
                                    No. 1 to Registration Statement No.
                                    333-6077).
               10.5           --    Investment Monitoring Agreement dated May 7,
                                    1996, among Grey Wolf, Inc., Somerset
                                    Capital Partners and Somerset Drilling
                                    Associates, L.L.C. (incorporated herein by
                                    reference to Exhibit 10.13 to Registration
                                    Statement No. 333-6077).
               10.6           --    Form of Non-Competition Agreement to be
                                    executed among Grey Wolf, Inc., Roy T.
                                    Oliver, Jr., U.S. Rig and Equipment, Inc.,
                                    Mike L. Mullen and mike Mullen Energy
                                    Equipment Resource, Inc. (incorporated
                                    herein by reference to Exhibit 10.14 to
                                    Registration Statement No. 333-6077).
               10.7           --    Employment Agreement dated September 3,
                                    1996, by and between the Company and Thomas
                                    P. Richards (incorporated herein by
                                    reference to Exhibit 10.1 to Registration
                                    Statement No. 333-14783).
               10.8           --    Form of Non-Qualified Stock Option Agreement
                                    dated September 3, 1996, by and between the
                                    Company and Thomas P. Richards (incorporated
                                    herein by reference to Exhibit 10.2 to
                                    Registration Statement No. 333-14783).
               10.11          --    Employment Agreement dated September 17,
                                    1996, by and between the Company and Forrest
                                    M. Conley, Jr. (incorporated herein by
                                    reference to Exhibit 10.11 to Post Effective
                                    Amendment No. 1 to Registration Statement
                                    No. 333-14783).
               10.12          --    Form of Incentive Stock Option Agreement
                                    dated September 17, 1996, by and between the
                                    Company and Forrest M. Conley, Jr.
                                    (incorporated herein by reference to Exhibit
                                    10.12 to Post Effective Amendment No. 1 to
                                    Registration Statement No. 333-14783).
               10.13          --    Employment Agreement dated September 3,
                                    1996, by and between the Company and Ronnie
                                    E. McBride (incorporated herein by reference
                                    to Exhibit 10.13 to Post Effective Amendment
                                    No. 1 to Registration Statement No.
                                    333-14783).
               10.14          --    Form of Incentive Stock Option Agreement
                                    dated September 3, 1996, by and between the
                                    Company and Ronnie E. McBride (incorporated
                                    herein by reference to Exhibit 10.14 to Post
                                    Effective Amendment No. 1 to Registration
                                    Statement No. 333-14783).
               10.15          --    Form of Non-Qualified Stock Option Agreement
                                    dated September 3, 1996, by and between the
                                    Company and Ronnie E. McBride. (incorporated
                                    herein by reference to Exhibit 10.15 to Post
                                    Effective Amendment No. 1 to Registration
                                    Statement No. 333-14783).
               10.16          --    Employment Agreement dated October 1, 1996,
                                    by and between the Company and Terrell L.
                                    Sadler. (incorporated herein by reference to
                                    Exhibit 10.16 to Post Effective Amendment
                                    No. 1 to Registration Statement No.
                                    333-14783).
               10.17          --    Form of Non-Qualified Stock Option Agreement
                                    dated October 1, 1996, by and between the Company and Terrell L. Sadler (incorporated herein by reference to Exhibit 10.17 to Post
                                    Effective Amendment No. 1 to Registration
                                    Statement No. 333-14783).

               10.18        --    Form of Incentive Stock Option Agreement
                                  dated October 1, 1996, by and between the
                                  Company and Terrell L. Sadler (incorporated
                                  herein by reference to Exhibit 10.17 to Post
                                  Effective Amendment No. 1 to Registration
                                  Statement No. 333- 14783).
               10.19        --    Grey Wolf, Inc.  1996 Employee Stock Option
                                  Plan (incorporated herein by reference to
                                  Grey Wolf, Inc. 1996 Annual Meeting of
                                  Shareholders definitive proxy materials).
               10.20        --    Stock Purchase Agreement dated as of
                                  December 28, 1996, between Grey Wolf, and
                                  Wexford Special Situations 1996, L.P.,
                                  Wexford-Euris Special Situations 1996, L.P.,
                                  Wexford Special Situations 1996
                                  Institutional, L.P. and Wexford Special
                                  Situations 1996 Limited (incorporated herein
                                  by reference to Exhibit 10.1 to Form 8-K
                                  dated December 30, 1996).
               10.21        --    Amended and Restated Senior Secured
                                  Revolving Credit Agreement dated as of April
                                  30, 1997 among DI Industries, Inc. and
                                  Drillers, Inc. (as borrowers), DI
                                  International, Inc. (as guarantor), Bankers
                                  Trust Company, as Agent, ING (US) Capital
                                  Corporation, as Co-agent, and various
                                  financial institutions, as Lenders.
                                  (incorporated herein by reference to Exhibit
                                  10.1 to Registration Statement No.
                                  333-26519).
               10.22        --    Amendment to the Credit Facility dated June
                                  6, 1997 (incorporated herein by reference to
                                  Exhibit 10.2 to Amendment No. 1 to
                                  Registration Statement No. 333- 26519.
              *10.23        --    Amendment to Credit Facility dated June 23,
                                  1997.
               10.24        --    Asset Purchase Agreement dated December 31,
                                  1996, by and between Flournoy Drilling
                                  Company and Drillers, Inc. (incorporated
                                  herein by reference to Exhibit 2.1 to Form
                                  8-K dated January 31, 1996).
               10.25        --    Form of Shareholder Agreement entered into
                                  January 31, 1997, by Grey Wolf, Inc.,
                                  Drillers, Inc., and Lucien Flournoy, Maxine
                                  E. Flournoy, Betty Louise Flournoy Fields,
                                  Helen Ruth Flournoy Pope, Mary Anne Flournoy
                                  Guthrie, F.C. West, Gregory M. Guthrie,
                                  Byron W. Fields, John B. Pope, the Flournoy
                                  First, Second and Third Fields Grandchild
                                  Trusts, the Flournoy First, Second and Third
                                  Pope Grandchild Trusts, and the Flournoy
                                  First, Second, Third, Fourth and Fifth
                                  Guthrie Grandchild Trusts (incorporated
                                  herein by reference to Exhibit 10.22 to
                                  Amendment No. 2 to Registration Statement
                                  No. 333-20423).
               10.27        --    Drillers Inc. 1982 Stock Option and
                                  Long-Term Incentive Plan for Key Employees
                                  (incorporated by reference to Drillers Inc.
                                  1982 Annual Meeting definitive proxy
                                  solicitation materials.)
               10.28        --    Drillers Inc. Stock Option Plan for
                                  Non-Employee Directors (incorporated by
                                  reference to Drillers Inc. 1982 Annual
                                  Meeting definitive proxy solicitation
                                  materials.)
               10.29        --    Grey Wolf, Inc. 1987 Stock Option Plan for
                                  Non-Employee Directors. (incorporated by
                                  reference to Grey Wolf, Inc. 1987 Annual
                                  Meeting definitive proxy solicitation
                                  materials.)
               10.30        --    Form of Non-Qualified Stock Option Agreement
                                  dated December 16, 1996, by and between the
                                  Company and Forrest M. Conley, Jr.
                                  (incorporated by reference to DI Industries,
                                  Inc. Annual Report on Form 10-K for the year
                                  ended December 31, 1996.)
               10.31        --    Employment Agreement dated March 17, 1997,
                                  by and between the Company and Gary D. Lee.
                                  (incorporated by reference to DI Industries,
                                  Inc. Annual Report of Form 10-K for the year
                                  ended December 31, 1996.)
               10.32        --    Form of Incentive Stock Option Agreement
                                  dated March 17, 1997, by and between the
                                  Company and Gary D. Lee (incorporated by
                                  reference to DI Industries, inc. Annual
                                  Report of Form 10-K for the year ended
                                  December 31, 1996.)
               10.33        --    Stock Purchase Agreement by and among Grey
                                  Wolf Drilling Company, Grey Wolf, Inc.,
                                  Murco Drilling Corporation, et al., dated
                                  December 30, 1997. (incorporated by
                                  reference to Exhibit 10.1 to Form 8-K dated
                                  February 5, 1998)
              *10.34        --    Employment Agreement dated Jan. 1, 1998, by
                                  and between the Company and David W. Wehlmann.
                                      -54-

              *10.35          --    Form of Incentive Stock Option Agreement
                                    dated February 10, 1998, by and between the
                                    Company and David W. Wehlmann.
               16.1           --    Change in Certifying Accountant.
                                    (incorporated by reference to Exhibit 16.1
                                    to 8-K filed on October 2, 1996)
              *21.1           --    List of Subsidiaries of Grey Wolf, Inc.
              *23.1           --    Consent of KPMG Peat Marwick LLP
              *23.2           --    Consent of Deloitte & Touche LLP
              *27.            --    Financial Data Schedule


----------
* Filed herewith

                 (b)          Reports on Form 8-K


         A current report on form 8-K was filed with the Securities and Exchange Commission on December 16, 1997 announcing the signing of a letter of intent with Murco Drilling Corporation ("Murco") and its share holders to acquire all the outstanding shares of common stock in Murco (Item 5). A current report on form 8-K (Item 5) was filed on January 30, 1998, the Company's acquisition of all the outstanding stock of Murco.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of March, 1998.

                                       Grey Wolf, Inc.



                                       By: /s/ Thomas  P. Richards
                                           -------------------------------------
                                           Thomas P. Richards, President and
                                           Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures and Capacities                                                                      Date
-------------------------                                                                 --------------
By: /s/ Thomas P. Richards                                                                March 24, 1998
    ----------------------------------------------------------------------------
    Thomas P. Richards, President and  Chief Executive Officer
    (Principal Executive Officer)

By: /s/ David W. Wehlmann.                                                                March 24, 1998
    ----------------------------------------------------------------------------
    David W. Wehlmann, Senior Vice President and Chief Financial Officer

By: /s/ Merrie S. Costley                                                                 March 24, 1998
    ----------------------------------------------------------------------------
    Merrie S. Costley, Vice President and Controller

By: /s/  Ivar Siem                                                                        March 24, 1998
    ----------------------------------------------------------------------------
    Ivar Siem, Chairman of the Board and Director

By: /s/  William R. Ziegler                                                               March 24, 1998
    ----------------------------------------------------------------------------
    William R. Ziegler, Director

By: /s/  William T. Donovan                                                               March 24, 1998
    ----------------------------------------------------------------------------
    William T. Donovan, Director

By: /s/ Peter M. Holt                                                                     March 24, 1998
    ----------------------------------------------------------------------------
    Peter M. Holt, Director

By: /s/ K. B. Nelson                                                                      March 24, 1998
    ----------------------------------------------------------------------------
    K. B. Nelson, Director

By: /s/ Roy T. Oliver                                                                     March 24, 1998
    ----------------------------------------------------------------------------
    Roy T. Oliver, Director