Form 10-Q
period 1998-03-31
GREY WOLF INC
filed 1998-05-14
CIK 320186

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998     Commission File Number 1-8226

                                [GREY WOLF LOGO]


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

         The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at May 12, 1998, was 164,950,591

================================================================================

                        GREY WOLF, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                                     PAGE
                                                                                                                   --------

PART I.       Financial Information
              Item 1.      Financial Statements
                           Consolidated Balance Sheets                                                                 3
                           Consolidated Statements of Operations                                                       4
                           Consolidated Statements of Shareholders' Equity                                             5
                           Consolidated Statements of Cash Flows                                                       6
                           Notes to Consolidated Financial Statements                                                  7
              Item 2.      Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                                      12

PART II.      Other Information
              Item 1.      Legal Proceedings                                                                          18
              Item 4.      Submission of Matters to a Vote of Security Holders                                        18
              Item 5.      Other Information                                                                          18
              Item 6.      Exhibits and Reports on Form 8-K                                                           18


              Signatures                                                                                              19

                        GREY WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                March 31,     December 31,
                                                                                 1998            1997
                                                                                ---------     ------------
                                                                               (Unaudited)
                                    ASSETS
Current assets:
    Cash and cash equivalents                                                   $   1,105      $  53,626
    Restricted cash - insurance deposits                                              450            450
    Accounts receivable, net of allowance of $630
      and $1,053,  respectively                                                    59,327         56,499
    Inventory and supplies                                                            443            555
    Assets held for sale                                                               --             80
    Prepaids and other current assets                                               6,097          6,471
                                                                                ---------      ---------
         Total current assets                                                      67,422        117,681
                                                                                ---------      ---------

Property and equipment:
    Land, buildings and improvements                                                4,991          5,293
    Drilling equipment                                                            536,470        430,524
    Furniture and fixtures                                                          1,366          1,573
                                                                                ---------      ---------
                                                                                  542,827        437,390
    Less: accumulated depreciation and amortization                               (36,384)       (28,302)
                                                                                ---------      ---------
         Net property and equipment                                               506,443        409,088
                                                                                ---------      ---------

Other noncurrent assets                                                             6,494          6,983
                                                                                ---------      ---------
                                                                                $ 580,359      $ 533,752
                                                                                =========      =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                        $   1,139      $   1,148
    Accounts payable - trade                                                       24,470         29,434
    Accrued workers' compensation                                                   3,997          2,678
    Payroll and related employee costs                                              5,522          8,103
    Accrued interest payable                                                        3,890          7,938
    Customer advances                                                                 140            523
    Other accrued liabilities                                                       1,917          1,213
                                                                                ---------      ---------
         Total current liabilities                                                 41,075         51,037
                                                                                ---------      ---------

Senior notes                                                                      174,204        174,182
Long-term debt net of current maturities                                           31,839          2,043
Other long-term liabilities                                                         3,863          3,863
Deferred income taxes                                                              76,376         53,106
Series A preferred stock - mandatorily redeemable                                     305            305

Commitments and contingent liabilities (note 6)

Shareholders' equity:
    Series B preferred stock, $1 par value; 10,000 shares
         authorized; none outstanding                                                  --             --
    Common stock, $.10 par value; 300,000,000 and 75,000,000
         shares authorized 164,894,991 and 164,746,291 issued
         and outstanding, respectively                                             16,489         16,474
    Additional paid-in capital                                                    270,090        269,733
    Cumulative translation adjustments                                               (454)          (454)
    Accumulated deficit                                                           (33,428)       (36,537)
                                                                                ---------      ---------
         Total shareholders' equity                                               252,697        249,216
                                                                                ---------      ---------
                                                                                $ 580,359      $ 533,752
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

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amount in thousands, except per share data)
                                   (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                                 ------------------------
                                                                   1998           1997
                                                                 ---------      ---------
Revenues:
     Contract drilling                                           $  74,015      $  35,975

Costs and expenses:
     Drilling operations                                            54,877         28,792
     Depreciation and amortization                                   8,587          2,207
     General and administrative                                      2,485          1,654
                                                                 ---------      ---------
         Total costs and expenses                                   65,949         32,653
                                                                 ---------      ---------

Operating income                                                     8,066          3,322

Other income (expense):
     Interest income                                                   337             92
     Gain on sale of assets                                          1,770             30
     Interest expense                                               (4,074)          (672)
     Other, net                                                        (67)           204
                                                                 ---------      ---------
         Other income (expense), net                                (2,034)          (346)
                                                                 ---------      ---------

Income before income taxes                                           6,032          2,976

Income taxes                                                         2,923            662
                                                                 ---------      ---------

Net income                                                           3,109          2,314

Series A preferred stock redemption premium                             --            (22)
                                                                 ---------      ---------

Net income applicable to common stock                            $   3,109      $   2,292
                                                                 =========      =========


Basic net income per common share                                $     .02      $     .02
                                                                 =========      =========

Basic weighted  average shares outstanding                         164,761        133,334
                                                                 =========      =========

Diluted net income per common share                              $     .02      $     .02
                                                                 =========      =========

Diluted weighted average shares outstanding                        168,191        137,106
                                                                 =========      =========



          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)
                                   (Unaudited)



                                                            Common
                                                             Stock       Additional                   Cumulative
                                              Common       $.10 par       Paid-in                     Translation
                                              Shares         Value        Capital        Deficit      Adjustments       Total
                                             ---------     ---------     ---------      ---------     -----------     ---------

Balance, December 31, 1996                     125,043     $  12,504     $  99,301      $ (46,755)     $    (404)     $  64,646

    Issuance of shares in
       Flournoy acquisition                     12,426         1,243        29,823             --             --         31,066

    Exercise of stock options                       55             5            33             --             --             38

    Redemption of Series A
       preferred stock                              --            --           (22)            --             --            (22)

    Net income                                      --            --            --          2,314             --          2,314
                                             ---------     ---------     ---------      ---------      ---------      ---------

Balance, March 31, 1997                        137,524     $  13,752     $ 129,135      $ (44,441)     $    (404)     $  98,042
                                             =========     =========     =========      =========      =========      =========


Balance, December 31, 1997                     164,746     $  16,474     $ 269,733      $ (36,537)     $    (454)     $ 249,216

    Exercise of stock options                      149            15           357             --             --            372

    Net income                                      --            --            --          3,109             --      $   3,109
                                             ---------     ---------     ---------      ---------      ---------      ---------

Balance, March 31, 1998                        164,895     $  16,489     $ 270,090      $ (33,428)     $    (454)     $ 252,697
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

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                           -------------------------------
                                                                              1998               1997
                                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $     3,109         $     2,314
   Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                                              8,587               2,207
      Gain on sale of assets                                                    (1,770)                (30)
      Deferred income taxes                                                      2,298                 424
      Translation loss                                                              67                   -
      Provision for doubtful accounts                                              100                   -
   Net effect of changes in assets and liabilities
      related to operating accounts                                            (11,726)             (6,766)
                                                                           -----------         -----------
      Cash provided by (used in) operating activities                              665              (1,851)
                                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                            (85,784)             (7,247)
   Proceeds from sale of property and equipment                                  2,418                  42
                                                                           -----------         -----------
      Cash used in investing activities                                        (83,366)             (7,205)
                                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                 30,210               6,910
   Repayments of long-term debt                                                   (402)               (301)
   Proceeds from exercise of stock options                                         372                  38
   Redemption of Series A Preferred Stock                                            -                 (60)
                                                                           -----------         -----------
         Cash provided by financing activities                                  30,180               6,587
                                                                           -----------         -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (52,521)             (2,469)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  53,626               6,162
                                                                           -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $     1,105         $     3,693
                                                                           ===========         ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID FOR INTEREST:                                                    $     8,969         $       672
                                                                           ===========         ===========
CASH PAID FOR TAXES:                                                       $         -         $         -
                                                                           ===========         ===========

NON CASH TRANSACTIONS:
   Issuance of common stock in Flournoy transaction
      Change in property and equipment additions                                               $    40,503
      Change in issuance of common stock                                                            31,066
      Change in deferred tax liability                                                               9,437
   Murco Acquisition
      Change in property and equipment additions                           $    20,972
      Change in deferred tax liability                                          20,972

          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      General

         The accompanying unaudited consolidated financial statements have been prepared by Grey Wolf, Inc. (the "Company" or "Grey Wolf") in accordance with the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 1998 and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results for any other period or for the year as a whole. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


(2)      SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards ("SFAS") No. 128, Earnings per Share which specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company adopted SFAS No. 128 effective December 31, 1997, and accordingly, has restated herein all previously reported earnings per share data. Basic earnings per share is based on weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options, warrants and convertible preferred stock. A reconciliation of the weighted average common shares outstanding on a basic and diluted basis is as follows:

                                                             Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                             1998         1997
                                                            -------     -------
                                                              (In thousands)
     Weighted average common shares
        outstanding - Basic                                 164,761     133,334

     Effect of dilutive securities:
        Options - Treasury Stock Method                       2,696       2,028
        Redeemable preferred stock                              245         581
        Warrants                                                489       1,163
                                                            -------     -------
                                                              3,430       3,772
                                                            -------     -------
     Weighted average common shares
        outstanding - Diluted                               168,191     137,106
                                                            =======     =======

Property and Equipment

         Property and equipment is stated at cost. Depreciation is provided using the straightline method over the estimated useful lives of the assets. Effective January 1, 1998, the Company changed the depreciable

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

lives of the majority of its drilling rigs from 12 to 15 years to better reflect the useful lives of the Company's refurbished and upgraded rig fleet. The effect of this change reduced depreciation expense and increased net income for the three months ended March 31, 1998, by $1.5 million and $800,000, respectively.

Foreign Currency

         Venezuela has a highly inflationary economy as defined by Statement of Financial Accounting Standards Board No. 52 "Foreign Currency Translation." As such the Company's functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in foreign currency are re-measured to U.S. dollars at the rate of exchange in effect at the end of the period, items of income and expense and other non-monetary amounts are re-measured at historical rates. Gains or losses on foreign currency remeasurement are included in other income (expense), net in the consolidated statement of operations. During the three months ended March 31, 1998 the Company recognized foreign exchange losses of $67,000.

Comprehensive Income

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income with an effective date for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events other than transactions with its stockholders. The adoption of SFAS No. 130, effective January 1, 1998, did not affect the financial reporting in the accompanying consolidated financial statements as the Company had no components of comprehensive income other than net income.

Segment Reporting

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" with an effective date for fiscal years beginning after December 15, 1997. The statement specifies revised guidelines for determining an entity's operating and geographic segments and the type or level of financial information about those segments. Under the standard, consistent with the geographic segments disclosure in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company has two segments; domestic and foreign operations. These two segments are managed separately as each requires different operating and marketing strategies.

(3)      ACCOUNTING FOR INCOME TAXES

         The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company's foreign subsidiaries file tax returns in the country where they are domiciled. The Company records current income taxes based on its estimated tax liability in the United States and foreign countries for the period. During the three months ended March 31, 1998, the Company recorded a current tax provision of $625,000 and a deferred tax provision of $2.3 million.

         The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the balance sheet approach to income tax accounting, whereby deferred income taxes are provided at the balance sheet date for (a) differences existing in the tax basis of assets and liabilities and their financial statement carrying amounts plus
(b) operating loss and tax credit carryforwards.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4)      SIGNIFICANT TRANSACTIONS

         On January 30, 1998, the Company acquired all of the outstanding common stock of Murco Drilling Corporation ("Murco") for $59.6 million in cash. At closing, Murco had net financial liabilities of approximately $5.4 million. The consideration is subject to a final accounting adjustment for the actual net financial liabilities of Murco. The Company funded this stock purchase out of working capital and $30.0 million of borrowings under its bank credit facility (see note 5).

         On February 26, 1998, the Company signed a definitive agreement to sell all of the rigs and drilling related equipment of the Company's Eastern division located in Ohio to Union Drilling, Inc. ("Union"), an affiliate of two of the Company's directors, for $2.4 million. The sale closed in steps as each of the rigs completed its current drilling contract with the last transaction being completed on March 4, 1998. The Company recorded a gain of $1.8 million on the sale. The Eastern division rig fleet consisted of six 450 horsepower mechanical rigs.

         The following unaudited pro forma consolidated financial data for the three months ended March 31, 1998 includes the historical results of the Company for the three months ended March 31, 1998, and gives effect to the acquisition of Murco and related borrowings under the bank credit facility, as if they had occurred on January 1, 1998. The following unaudited pro forma consolidated financial data for the three months ended March 31, 1997 includes the historical results of the Company for the three months ended March 31, 1997, and gives effect to the acquisition of Murco and related borrowings under the bank credit facility as well as the previously disclosed merger, acquisitions and sale transactions which occurred before December 31, 1997, as if they occurred on January 1, 1997. The May, June, July 1997, and Kaiser-Francis rig purchases had no historical operations as the rigs had been stacked and the impact on the unaudited pro forma consolidated financial data is not material and has not been presented.


                                                            For the Three              For the Three
                                                            Months Ended               Months Ended
                                                              March 31,                  March 31,
                                                                1998                       1997
                                                            -----------                -----------
                                                       (Amounts in thousands, except per share amounts)

                  Total revenues                            $    76,088                $    68,409
                  Net income applicable
                      to common stock                             3,180                        125

                  Basic net income per
                      common share                                  .02                        .00
                  Diluted net income per
                      common share                                  .02                        .00

(5)      LONG-TERM DEBT

         The Company has a $50.0 million amended and restated senior secured revolving line of credit ("the Facility") with a syndicate of commercial banks. The Facility bears interest on a sliding variable rate based on certain financial ratios of either LIBOR plus 1.75% to 2.5% or prime plus .75% to 1.5% and matures on

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

April 30, 2000. The Facility is secured by substantially all the Company's assets and calls for quarterly interest payments on the outstanding balance. At March 31, 1998 and December 31, 1997, $30.0 million and $0, respectively, were outstanding under the Facility. The Facility contains customary affirmative and negative covenants with which the Company was in compliance at March 31, 1998 and December 31, 1997.

         On June 27, 1997, the Company issued $175.0 million of senior notes (the "Notes") receiving gross proceeds of $174.1 million. The Notes bear interest at 87/8% per annum payable semiannually and mature on July 1, 2007. The Notes are general unsecured senior obligations of the Company and are guaranteed by the Company's domestic subsidiaries. Proceeds from the Notes were used to fund the cash portion of the June 1997 merger, to repay the outstanding Facility balance of $47.0 million and to fund certain inventory rig purchases. In connection with the issuance of the Notes, the Company paid approximately $5.1 million in underwriting and financing costs which will be amortized over the life of the Notes.

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

         The June 1997 Grey Wolf Drilling Company ("GWDC") merger is intended to qualify as a tax free reorganization under Sections 368(a)(1)(A) and 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended (the "Code"), with respect to common stock received by GWDC shareholders. A principal condition for such qualification is that the former shareholders of GWDC will satisfy the continuity of proprietary interest standard with respect to common stock received in the GWDC merger. Thus, under present Internal Revenue Service ("IRS") guidelines, dispositions of common stock by GWDC shareholders during the five years following the GWDC merger could cause the IRS to assert that the GWDC merger does not qualify as a tax free reorganization. The Company has no contractual agreements with GWDC shareholders preventing the disposition of their shares. If the GWDC merger fails to qualify as a tax free reorganization for failure to meet the continuity of interest standard or for any reason, the receipt of common

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

stock will be taxable to the GWDC shareholders at the time of the GWDC merger, and GWDC will be deemed to have sold all of its assets in a taxable exchange triggering a corporate tax liability to GWDC estimated to be in excess of $30.0 million. The Company's wholly-owned subsidiary, Grey Wolf Drilling Company (formerly Drillers, Inc.), as the surviving corporation of the GWDC merger, would be liable for any such corporate tax which, if imposed, would have a material adverse effect on the financial condition of the Company.

(7)      SUBSEQUENT EVENT

         On May 8, 1998 the Company completed an offering of $75.0 million of senior notes under Rule 144A due June 2007 ( the "Series B Notes") with interest at 8 7/8% per annum. The terms and conditions of the Series B Notes are substantially consistent with the Notes. The net proceeds from the offering were $71.5 million after deducting commissions, fees and expenses. A portion of the net proceeds from the offering was used to repay approximately $30.0 million of indebtedness incurred under the Facility to partially finance the acquisition of Murco. The remaining proceeds will be used for rig refurbishment and for general corporate purposes. The Series B Notes have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of Grey Wolf, Inc. ("Grey Wolf" or the "Company") included elsewhere herein and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

GENERAL

         Grey Wolf is a leading provider of contract land drilling services in the United States with a domestic fleet of 120 rigs. In addition to its domestic operations, the Company operates a fleet of six rigs in Venezuela, giving the Company a total of 126 rigs, 112 of which are actively marketed. The Company believes that it has the largest fleet of land drilling rigs in its Gulf Coast and South Texas markets and the second largest fleet in its Ark-La-Tex and Mississippi/Alabama markets. The Company has an inventory of 14 non-marketed rigs, two of which are currently being refurbished for return to marketable status in the second quarter of 1998, and the remaining 12 are held for refurbishment as demand for drilling services warrants.

         The Company is a Texas corporation formed in 1980. Beginning in mid-1996, the Company implemented a new strategy whereby it elected a substantially new board of directors, installed new senior management and completed several acquisitions, mergers and financing transactions that significantly improved its liquidity, added drilling rigs to its existing fleet, and substantially increased the number of its personnel. The combined effect of the Company's change in operating strategy, larger fleet of marketable rigs and increasing day rates has significantly improved the Company's revenues and operating income during the first quarter of 1998 compared to the same period in the prior year.

         However, for the three months ended March 31, 1998 and for the month of April 1998, the Company experienced decreases in average rig utilization rates in its core domestic markets to approximately 81% and 71%, respectively, as compared to an average rig utilization rate of 96% in its core domestic markets for 1997. In addition, the bid rate for new drilling contracts in the Company's core domestic markets for the three months ended March 31, 1998 decreased approximately 12% from the highest bid rates achieved during the three months ended December 31, 1997. The Company believes that these trends are attributable to the uncertainty of prices for oil and gas production, and to widespread uncertainty among potential customers as to the future level and trend of oil and gas prices. If these trends continue, or worsen, they could have a material adverse effect on the Company's results of operations.

FINANCIAL CONDITION AND LIQUIDITY

         During the first three months of 1998, the Company funded its activities through a combination of cash generated from operations, borrowings under the Company's bank credit facility (the "Facility"), and the remaining proceeds from the November 1997 issuance of common stock.

         The following table summarizes the Company's financial position at March 31, 1998 and as of December 31, 1997.

                                                           March 31, 1998          December 31, 1997
                                                      ----------------------     ---------------------
                                                            (unaudited)
                                                                        (In thousands)

                                                        Amount          %         Amount         %
                                                       --------     --------     --------     --------
     Working capital                                   $ 26,347            5     $ 66,644           14
     Property and equipment, net                        506,443           94      409,088           85
     Other noncurrent assets                              6,494            1        6,983            1
                                                       --------     --------     --------     --------
              Total                                    $539,284          100     $482,715          100
                                                       ========     ========     ========     ========


     Long-term debt                                    $206,043           38     $176,225           36
     Other long-term liabilities                         80,544           15       57,274           12
     Shareholders' equity                               252,697           47      249,216           52
                                                       --------     --------     --------     --------
              Total                                    $539,284          100     $482,715          100
                                                       ========     ========     ========     ========

         The significant changes in the Company's financial position from December 31, 1997 to March 31, 1998 are the decrease in working capital of $40.3 million and the increase in property and equipment, net and long-term debt of $97.4 million and $29.8 million, respectively. These changes are primarily due to the acquisition of Murco Drilling Corporation ("Murco") discussed below.

         On January 30, 1998, the Company acquired all of the outstanding common stock of Murco for $59.6 million in cash. At closing, Murco had net liabilities of approximately $5.4 million. The consideration is subject to a final accounting adjustment for the actual net liabilities of Murco. The Company funded this stock purchase out of working capital and $30.0 million of borrowings under the Facility. Murco operated ten land drilling rigs in the Ark-La-Tex and Mississippi/Alabama markets.

Operating Activities

         During the first three months of 1998, the Company generated cash flow from operations of $665,000. While cash generated from operations increased to $12.4 million, working capital requirements increased by $11.7 million due to the increase in the overall level of activity by the Company and additional working capital requirements resulting from the acquisition of Murco.

Investing Activities

         During the three months ended March 31, 1998, the Company invested $83.4 million in fixed assets, net of asset sales. The cash portion of the acquisition of Murco, including transaction costs, accounted for $66.2 million, in addition to $21.0 million in non-cash additions to property and equipment for the Murco rigs. Capital expenditures for rig refurbishments and capital maintenance were approximately $19.6 million.

Financing Activities

         During the first three months of 1998, cash provided by financing activities totaled $30.2 million consisting principally of net proceeds from borrowings of $30.0 million under the Facility. These borrowings were used to fund the acquisition of Murco and additional working capital requirements discussed above. The Company had cash and cash equivalents at March 31, 1998, of $1.1 million.

Subsequent Event and Future Activities

         On May 8, 1998 the Company completed an offering of $75 million of senior notes due June 2007 (the "Series B Notes") with interest at 8 7/8% per annum. The net proceeds from the offering were $71.5 million, after deducting commissions, fees and expenses. The Series B Notes have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. A portion of the net proceeds from the offering was used to repay approximately $30.0 million of indebtedness incurred under the Facility to partially finance the acquisition of Murco. The remaining proceeds will be used for rig refurbishment and for general corporate purposes. Substantially all indebtedness outstanding under the Facility was repaid from the net proceeds of the offering, and pursuant to the terms of the Facility the Company can now incur up to $50.0 million dollars of additional indebtedness under the Facility.

         During the three months ended March 31, 1998 the Company completed the refurbishment of two rigs and began the refurbishment of two additional rigs for deployment in the Company's core domestic markets. The estimated cost to refurbish the two rigs currently being refurbished is approximately $2.8 million per rig including the cost of a new drill string. Funding requirements to refurbish the remaining 12 rigs from inventory could be substantial based upon 1998 estimates. The Company estimates costs for pending and planned refurbishments for these 12 rigs will total $ 29.2 million. These estimates are based on deployment of all rigs undergoing or planned for refurbishment to the Company's four core domestic markets at an estimated average refurbishment cost of $ 2.4 million per rig, including the cost of a new drill string. If the Company instead chooses to refurbish rigs for service in the Venezuelan or other international markets, it is estimated that the average refurbishment cost of such rigs could be as high as $12.0 million per rig, including the cost of a new drill string, transportation and importation duties. Overall estimated capital expenditures for rig refurbishments would be correspondingly increased by the incremental refurbishment cost of rigs destined for international markets. As a result of the recent decline for land drilling services in the Company's domestic markets, the Company has delayed the refurbishment of its 12 remaining inventory rigs until such time as management believes that demand for drilling services in the Company's core domestic markets again justifies resumption of the Company's refurbishment program. In the event that the Company is successful in obtaining long-term drilling contracts in foreign markets, the Company may refurbish certain of its inventory rigs for service in those foreign markets.

         The Company believes that the cash flow from operations, proceeds from the Series B Notes discussed above, and to the extent required, further borrowings under the Facility, will be sufficient to fund the Company's refurbishment program and meet its other anticipated capital expenditures for the remainder of 1998.

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

Foreign Exchange

         Venezuelan operations are often performed by the Company pursuant to drilling contracts under which payments to the Company are denominated in United States Dollars but are payable in Venezuelan currency at a floating exchange rate. Although the Company's Venezuelan contracts usually allow the Company to exchange up to 35% of payments made to it in Venezuelan currency for United States Dollars for a limited period of time following the payment and at the official Venezuelan exchange rate in effect at the time the payment was made to the Company (thus offering limited protection against adverse currency fluctuation), the Company is typically subject to the risk of adverse currency fluctuations with respect to the balance of such payments. Additionally, a significant portion of costs and expenses relating to the Company's international operations are comprised of goods and services procured in the respective foreign countries and paid for in the respective countries' currencies. Accordingly, management expects that the Company's subsidiaries operating in Venezuela will be required to maintain significant cash balances in Venezuelan currency. The Company has not during the three months ended March 31, 1998, entered into any currency hedges to protect it from foreign currency losses. Instead, the Company attempts to manage assets in foreign countries to minimize its exposure to currency fluctuations. Despite these efforts, however, the Company remains subject to the risk of foreign currency losses. During the three months ended March 31, 1998 the Company recognized foreign exchange losses of $67,000. (See Note 2 "Significant Accounting Policies - Foreign Currency" to the Consolidated Financial Statements).

Other
         The Company has not paid any cash dividends on the Company's common stock and does not anticipate paying dividends on the common stock at any time in the foreseeable future. Furthermore, the Facility prohibits the payment of dividends without the consent of the participating banks.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1998 and 1997

          The following table highlights rig days worked, revenues and operating expenses for the Company's domestic and foreign operations for the three months ended March 31, 1998 and 1997.

                                                    THREE MONTHS ENDED                       THREE MONTHS ENDED
                                                      MARCH 31, 1998                           MARCH 31 1997
                                            ------------------------------------    -----------------------------------
                                             DOMESTIC     FOREIGN                    DOMESTIC     FOREIGN
                                            OPERATIONS   OPERATIONS      TOTAL      OPERATIONS   OPERATIONS     TOTAL
                                            ----------   ----------     --------    ----------   ---------     --------
                                                (In thousands, except rig days worked and average revenue per day)
Rig days worked                                 7,690          178         7,868        3,973          450        4,423

Drilling revenues                            $ 71,910     $  2,105      $ 74,015     $ 32,600     $  3,375     $ 35,975
Operating expenses(1)                          52,699        2,178        54,877       25,817        2,975       28,792
                                             --------     --------      --------     --------     --------     --------
Gross profit (loss)                          $ 19,211     $    (73)     $ 19,138     $  6,783     $    400     $  7,183
                                             ========     ========      ========     ========     ========     ========

Averages per rig day worked
   Drilling revenue                          $  9,351     $ 11,826      $  9,407     $  8,205     $  7,500     $  8,134
   Operating expenses                           6,853       12,236         6,974        6,498        6,611        6,510
                                             --------     --------      --------     --------     --------     --------
   Gross profit (loss)                       $  2,498     $   (410)     $  2,433     $  1,707     $    889     $  1,624
                                             ========     ========      ========     ========     ========     ========

--------------------
(1) Operating expenses exclude depreciation and amortization and general and administrative expenses.

         Revenues increased approximately $38.0 million, or 106%, to $74.0 million for the three months ended March 31, 1998, from $36.0 million for the three months ended March 31, 1997. This increase is primarily due to an increase in revenue from domestic operations of $39.3 million due to an increase in the average revenue per day worked of $1,146 and an increase in rig days worked of 3,717. The increase in operating days is due to the acquisition of 54 operating rigs during 1997 and January of 1998. The increase in revenue from domestic operations was partially offset by a decrease in revenue from foreign operations of $1.3 million where rig days worked decreased by 272 days while the average revenue per day worked increased by $4,326.

         Drilling operating expenses increased by approximately $26.1 million, or 91%, to $54.9 million for the three months ended March 31, 1998, as compared to $28.8 million for the three months ended March 31, 1997. The increase is due to a $26.9 million increase in drilling operating expenses from domestic operations partially offset by a decrease of $797,000 in drilling operating expenses from foreign operations. The increase in domestic drilling operating expenses is a direct result of the increase in the number of rigs owned and available for service and the corresponding 3,717 increase in the days worked. The decrease in drilling operating expenses from foreign operations is due to fewer rigs operating as a result of the Company's decreased activity in Venezuela as discussed above.

         Depreciation and amortization expense increased by $6.4 million, or 289%, to $8.6 million for the three months ended March 31, 1998, compared to $2.2 million for the three months ended March 31, 1997. The increase is primarily due to additional depreciation associated with the acquisition of additional operating rigs noted above and 23 rigs refurbished from inventory and placed into service during 1997 and the first quarter of 1998.

         General and administrative expenses increased by $831,000 or 50%, to $2.5 million for the three months ended March 31, 1998, from $1.7 million for the same period of 1997 due primarily to the increased size of the Company's operations.

         Interest expense increased by $3.4 million or 506% to $4.1 million for the three months ended March 31, 1998, compared to $672,000 for the three months ended March 31, 1997. The increase is due to a $161.5 million increase in the average outstanding debt balance to $192.3 million for the three months ended March 31, 1998, from $30.8 million for the three months ended March 31, 1997. This increase in the outstanding debt balance is primarily due to (i) the issuance of $175.0 million of Senior Notes during June 1997 to complete the Grey Wolf Drilling Company merger and continue the refurbishment of the additional rigs purchased and (ii) the borrowings of $30.0 million under the Facility which were used for the purchase of Murco.

         Other income, net increased by $1.7 million to $2.0 million for the three months ended March 31, 1998 as compared to $326,000 for the three months ended March 31, 1997. The increase is primarily due to the gain of $1.8 million on the sale of the rigs and drilling related equipment of the Company's Eastern division located in Ohio to Union Drilling, Inc., an affiliate of two of the Company's directors.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in aggregate, material to the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 5, 1998, the annual meeting of the holders of common stock of Grey Wolf, Inc. was held. The only action taken by the shareholders was the election of the following eight directors to serve until the next annual meeting or until his successor is elected and qualified.

                           William T. Donovan
                           Peter M. Holt
                           James K. Nelson
                           Roy T. Oliver, Jr.
                           Thomas P. Richards
                           Ivar Siem
                           Steven A. Webster
                           William R. Ziegler

ITEM 5.  OTHER INFORMATION

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding the Company's business strategy, plans, objectives, capital expenditures and beliefs of management for future operations, are forward-looking statements. Although the company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are discussed in Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A current report on form 8-K (Item 5) was filed with the Securities and Exchange Commission on ("SEC") January 30, 1998. This current report reported the closing of the acquisition of Murco.

         A current report of Form 8-K (Item 5) was filed with the Securities and Exchange Commission on May 6, 1998. This current report reported the offering of $75 million of senior notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.

Exhibits:

    Exhibit
    Number                Description
    -------               -----------
     27.0           Financial Data Schedule

                                   SIGNATURES


          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                             GREY WOLF, INC.



Date: May 13, 1998                     By:   /s/ David W. Wehlmann
                                             ---------------------
                                             David W. Wehlmann
                                             Senior Vice President and Chief
                                             Financial Officer



Date: May 13, 1998                     By:   /s/ Merrie S. Costley
                                             ---------------------
                                             Merrie S. Costley
                                             Vice President and Controller

                                 EXHIBIT INDEX

    Exhibit
    Number                Description
    -------               -----------
     27.0           Financial Data Schedule