Form 10-Q
period 1998-06-30
GREY WOLF INC
filed 1998-08-13
CIK 320186

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998                                                Commission File Number 1-8226



                                     [LOGO]

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

                            Yes   X       No ______


         The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at August 12, 1998, was 164,950,591

================================================================================

                        GREY WOLF, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                             PAGE
                                                                                             ----

PART I.  Financial Information
         Item 1.                        Financial Statements
                                        Consolidated Balance Sheets                             3
                                        Consolidated Statements of Operations                   4
                                        Consolidated Statements of Shareholders' Equity         5
                                        Consolidated Statements of Cash Flows                   6
                                        Notes to Consolidated Financial Statements              7
         Item 2.                        Management's Discussion and Analysis of Financial
                                          Condition and Results of Operations                  12

PART II. Other Information
         Item 1.                        Legal Proceedings                                      19
         Item 4.                        Submission of Matters to a Vote of Security Holders    19
         Item 5.                        Other Information                                      19
         Item 6.                        Exhibits and Reports on Form 8-K                       19


         Signatures                                                                            20

                        GREY WOLF, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                                                           June 30,           December 31,
                                                                             1998                 1997
                                                                        -------------         ------------
                                                                         (Unaudited)
                                  ASSETS
    Current assets:
         Cash and cash equivalents                                      $     46,839          $    53,626
         Restricted cash - insurance deposits                                  1,062                  450
         Accounts receivable, net of allowance of $1,027
           and $1,053,  respectively                                          43,652               56,499
         Inventory and supplies                                                  483                  555
         Assets held for sale                                                      -                   80
         Prepaids and other current assets                                     6,379                6,471
                                                                        ------------          -----------
             Total current assets                                             98,415              117,681
                                                                        ------------          -----------

    Property and equipment:
         Land, buildings and improvements                                      5,428                5,293
         Drilling equipment                                                  555,860              430,524
         Furniture and fixtures                                                1,424                1,573
                                                                        ------------          -----------
                                                                             562,712              437,390
         Less: accumulated depreciation and amortization                     (45,697)             (28,302)
                                                                        ------------          -----------
             Net property and equipment                                      517,015              409,088
                                                                        ------------          -----------

    Other noncurrent assets                                                    9,465                6,983
                                                                        ------------          -----------
                                                                        $    624,895          $   533,752
                                                                        ============          ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
         Current maturities of long-term debt                           $      1,223          $     1,148
         Accounts payable - trade                                             19,892               29,434
         Accrued workers' compensation                                         3,525                2,678
         Payroll and related employee costs                                    6,072                8,103
         Accrued interest payable                                              8,764                7,938
         Customer advances                                                        26                  523
         Other accrued liabilities                                             1,875                1,213
                                                                        ------------          -----------
             Total current liabilities                                        41,377               51,037
                                                                        ------------          -----------

    Senior notes                                                             249,225              174,182
    Long-term debt net of current maturities                                   1,757                2,043
    Other long-term liabilities                                                3,863                3,863
    Deferred income taxes                                                     76,875               53,106
    Series A preferred stock - mandatorily redeemable                            305                  305

    Commitments and contingent liabilities (note 6)

    Shareholders' equity:
         Series B preferred stock, $1 par value; 10,000 shares
             authorized; none outstanding                                          -                    -
         Common stock, $.10 par value; 300,000,000 shares
             authorized 164,950,591 and 164,746,291 issued
             and outstanding, respectively                                    16,495               16,474
         Additional paid-in capital                                          270,231              269,733
         Cumulative translation adjustments                                     (454)                (454)
         Accumulated deficit                                                 (34,779)             (36,537)
                                                                        ------------          -----------
             Total shareholders' equity                                      251,493              249,216
                                                                        ------------          -----------
                                                                        $    624,895          $   533,752
                                                                        ============          ===========




          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                       Three Months Ended             Six Months Ended
                                                            June 30,                      June 30,
                                                   --------------------------    -------------------------
                                                        1998         1997           1998           1997
                                                   -------------  -----------    ----------     ----------
Revenues:
    Contract drilling                              $    65,458    $   40,071     $  139,473     $   76,046

Costs and expenses:
    Drilling operations                                 49,783        33,340        104,660         62,132
    Depreciation and amortization                        9,407         2,973         17,994          5,180
    General and administrative                           2,533         1,715          5,018          3,369
                                                   -----------    ----------     ----------     ----------
         Total costs and expenses                       61,723        38,028        127,672         70,681
                                                   -----------    ----------     ----------     ----------

Operating income                                         3,735         2,043         11,801          5,365

Other income (expense):
    Interest income                                        447            96            784            188
    Gain (loss) on sale of assets                          (36)          324          1,734            354
    Interest expense                                    (5,471)         (863)        (9,545)        (1,535)
    Other, net                                             (26)          134            (93)           338
                                                   -----------    ----------     ----------     ----------
         Other income (expense), net                    (5,086)         (309)        (7,120)          (655)
                                                   -----------    ----------     ----------     ----------

Income (loss) before income taxes                       (1,351)        1,734          4,681          4,710

Income taxes                                                 -           694          2,923          1,356
                                                   -----------    ----------     ----------     ----------

Net income (loss)                                       (1,351)        1,040          1,758          3,354

Series A preferred stock redemption premium                  -          (218)             -           (240)
                                                   -----------    ----------     ----------     ----------

Net income (loss) applicable to common stock       $    (1,351)   $      822     $    1,758     $    3,114
                                                   ===========    ==========     ==========     ==========

Basic net income (loss) per common share           $      (.01)   $      .01     $      .01     $      .02
                                                   ===========    ==========     ==========     ==========

Basic weighted average shares outstanding              164,934       138,152        164,848        135,756
                                                   ===========    ==========     ==========     ==========

Diluted net income (loss) per common share         $      (.01)   $      .01     $      .01     $      .02
                                                   ===========    ==========     ==========     ==========

Diluted weighted average shares outstanding            167,998       141,036        168,095        139,084
                                                   ===========    ==========     ==========     ==========





          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)





                                                   Common
                                                   Stock         Additional                         Cumulative
                                    Common        $.10 par        Paid-in                           Translation
                                    Shares         Value          Capital           Deficit         Adjustments        Total
                                  ----------     ----------     ------------      -----------     --------------     ---------
Balance, December 31, 1996           125,043     $   12,504     $     99,301      $   (46,755)    $         (404)    $  64,646

 Issuance of shares in
    Flournoy acquisition              12,426          1,243           29,823                -                  -        31,066

 Exercise of stock options                72              7               52                -                  -            59

 Redemption of Series A
    preferred stock                        -              -             (240)               -                  -          (240)

 Issuance of shares in
    Grey Wolf merger                  14,000          1,400           46,200                -                  -        47,600

 Net income                                -              -                -            3,354                  -         3,354
                                  ----------     ----------     ------------     ------------     --------------     ---------

Balance, June 30, 1997
 (unaudited)                         151,541     $   15,154     $    175,136     $    (43,401)    $         (404)    $ 146,485
                                  ==========     ==========     ============     ============     ==============     =========



Balance, December 31, 1997           164,746     $  16,474      $    269,733     $    (36,537)    $         (454)    $ 249,216

 Exercise of stock options               205            21               498                -                  -           519

 Net income                                -             -                 -            1,758                  -         1,758
                                  ----------     ---------      ------------     ------------     --------------     ---------

Balance, June 30, 1998
 (unaudited)                         164,951     $  16,495      $    270,231     $    (34,779)    $         (454)    $ 251,493
                                  ==========     =========      ============     ============     ==============     =========





          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                        ------------------------------
                                                                            1998               1997
                                                                        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $     1,758        $     3,354
  Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
     Depreciation and amortization                                           17,994              5,180
     Deferred income taxes                                                    2,908                951
     Gain on sale of assets                                                  (1,734)              (354)
     Exchange loss                                                               97                  -
     Provision for doubtful accounts                                            700               (200)
  Net effect of changes in assets and liabilities
     related to operating accounts                                            2,775             (9,804)
                                                                        -----------        -----------
     Cash provided by (used in) operating activities                         24,498               (873)
                                                                        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions                                         (105,950)          (100,656)
  Proceeds from sale of property and equipment                                2,623              2,010
                                                                        -----------        -----------
     Cash used in investing activities                                     (103,327)           (98,646)
                                                                        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Senior notes                                                 75,000            174,139
  Proceeds from long-term debt                                               30,524             27,921
  Repayments of long-term debt                                              (30,692)           (48,761)
  Senior notes financing costs                                               (3,309)            (5,008)
  Proceeds from exercise of stock options                                       519                 59
  Redemption of Series A Preferred Stock                                          -               (699)
                                                                        -----------        -----------
     Cash provided by financing activities                                   72,042            147,651
                                                                        -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (6,787)            48,132
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               53,626              6,162
                                                                        -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    46,839        $    54,294
                                                                        ===========        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID FOR INTEREST:                                                 $     8,869        $     1,431
                                                                        ===========        ===========
CASH PAID FOR TAXES:                                                    $         -        $       459
                                                                        ===========        ===========

NON CASH TRANSACTIONS:
  Issuance of common stock in Flournoy transaction
     Change in property and equipment additions                                            $    40,503
     Change in issuance of common stock                                                         31,066
     Change in deferred tax liability                                                            9,437

  Issuance of common stock for Grey Wolf acquisition
     Change in property and equipment additions                                                 85,842
     Change in issuance of common stock                                                         47,600
     Change in deferred tax liability                                                           34,720
     Change in other assets                                                                        167
     Change in long-term debt                                                                    1,043
     Change in other long-term liabilities                                                         359
     Change in assets and liabilities related to operating accounts                              2,287

  Murco Acquisition
     Change in property and equipment additions                         $    20,861
     Change in deferred tax liability                                        20,861





          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)      GENERAL

         The accompanying unaudited consolidated financial statements have been prepared by Grey Wolf, Inc. (the "Company" or "Grey Wolf") in accordance with the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 1998, and the results of its operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated.
The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results for any other period or for the year as a whole. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)      NET INCOME (LOSS) PER COMMON SHARE

Earnings Per Share

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company adopted SFAS No. 128 effective December 31, 1997, and accordingly, has restated herein all previously reported earnings per share data. Basic earnings per share is based on weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options, warrants and convertible preferred stock. A reconciliation of the weighted average common shares outstanding on a basic and diluted basis is as follows:

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                     --------------------------    -------------------------
                                                       1998             1997         1998             1997
                                                     ---------        ---------    --------         --------
                                                                          (In thousands)
         Weighted average common
             shares outstanding                        164,934          138,152     164,848          135,756

         Effective of dilutive securities:
             Options - Treasury Stock Method             2,330            2,150       2,513            2,089
             Redeemable preferred stock                    245              245         245              413
             Warrants                                      489              489         489              826
                                                     ---------        ---------    --------         --------
                                                         3,064            2,884       3,247            3,328
                                                     ---------        ---------    --------         --------
         Weighted average common shares
             outstanding - Diluted                     167,998          141,036     168,095          139,084
                                                     =========        =========    ========         ========

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



Property and Equipment

         Property and equipment is stated at cost. Depreciation is calculated using the straightline method over the estimated useful lives of the assets. Effective January 1, 1998, the Company changed the depreciable lives of the majority of its drilling rigs from 12 to 15 years to better reflect the useful lives of the Company's refurbished and upgraded rig fleet. The effect of this change reduced depreciation expense for the six months ended June 30, 1998, by approximately $3 million.

Foreign Currency

         Venezuela has a highly inflationary economy as defined by SFAS No. 52, "Foreign Currency Translation." As such the Company's functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in foreign currency are re-measured to U.S. dollars at the rate of exchange in effect at the end of the period, items of income and expense and other non-monetary amounts are re-measured at historical rates. Gains or losses on foreign currency re-measurement are included in other income (expense), net in the consolidated statement of operations. During the three and six month periods ended June 30, 1998 the Company recognized foreign exchange losses of $30,000 and $97,000, respectively.

Comprehensive Income

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income ," with an effective date for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events other than transactions with its stockholders. The adoption of SFAS No. 130, effective January 1, 1998, did not affect the financial reporting in the accompanying consolidated financial statements as the Company had no components of comprehensive income other than net income.

Segment Reporting

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" with an effective date for fiscal years beginning after December 15, 1997. The statement specifies revised guidelines for determining an entity's operating and geographic segments and the type or level of financial information about those segments. Under the standard, consistent with the geographic segments disclosure in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company has two segments - domestic and foreign operations. These two segments are managed separately as each requires different operating and marketing strategies.

(3)      ACCOUNTING FOR INCOME TAXES

         The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company's foreign subsidiaries file tax returns in the country where they are domiciled. The Company records current income taxes based on its estimated tax liability in the United States and foreign countries

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


for the period. During the six months ended June 30, 1998, the Company recorded a current tax provision of $15,000 and a deferred tax provision of $2.9 million.

         The Company follows SFAS No. 109, "Accounting for Income Taxes," which requires the balance sheet approach to income tax accounting, whereby deferred income taxes are provided at the balance sheet date for (a) differences existing in the tax basis of assets and liabilities and their financial statement carrying amounts plus (b) operating loss and tax credit carryforwards.

(4)      SIGNIFICANT TRANSACTIONS

         On January 30, 1998, the Company acquired all of the outstanding common stock of Murco Drilling Corporation ("Murco") for $60.4 million in cash. At closing, Murco had net financial liabilities of approximately $4.5 million. The Company funded this stock purchase out of working capital and $30 million of borrowings under its bank credit facility (see note 5).

         On February 26, 1998, the Company signed a definitive agreement to sell all of the rigs and drilling related equipment of the Company's Eastern division located in Ohio to Union Drilling, Inc., an affiliate of two of the Company's directors, for $2.4 million. The sale closed in steps as each of the rigs completed its current drilling contract with the last transaction being completed on March 4, 1998. The Company recorded a gain of $1.8 million on the sale. The Eastern division rig fleet consisted of six 450 horsepower mechanical rigs.

         The following unaudited pro forma consolidated financial data for the six months ended June 30, 1998 includes the historical results of the Company for the six months ended June 30, 1998, and gives effect to the acquisition of Murco and related borrowings under the bank credit facility, as if they had occurred on January 1, 1998. The following unaudited pro forma consolidated financial data for the six months ended June 30, 1997 includes the historical results of the Company for the six months ended June 30, 1997, and gives effect to the acquisition of Murco and related borrowings under the bank credit facility as well as the previously disclosed merger, acquisitions and sale transactions which occurred before December 31, 1997, as if they occurred on January 1, 1997. Other rig purchases had no historical operations as the rigs had been stacked and the impact on the unaudited pro forma consolidated financial data is not material and has not been presented.

                                                                 For the Six Months Ended
                                                                         June 30,
                                                         ---------------------------------------
                                                              1998                     1997
                                                         -------------             -------------
                                                     (Amounts in thousands, except per share amounts)

                 Total revenues                          $   141,546                $   134,870
                 Net income (loss) applicable
                     to common stock                           1,835                       (831)

                 Basic net income (loss) per
                     common share                                .01                       (.01)
                 Diluted net income (loss) per
                     common share                                .01                        .00

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         (5)     LONG-TERM DEBT

         The Company has a $50.0 million amended and restated senior secured revolving line of credit ("the Facility") with a syndicate of commercial banks. The Facility bears interest on a sliding variable rate based on certain financial ratios of either LIBOR plus 1.75% to 2.5% or prime plus .75% to 1.5% and matures on April 30, 2000. The Facility is secured by substantially all the Company's assets and calls for quarterly interest payments on the outstanding balance. The Facility contains customary affirmative and negative covenants which the Company had met at December 31, 1997, and were met or waived and amended at June 30, 1998.

         On June 27, 1997, the Company issued $175.0 million of senior notes (the "Notes") receiving gross proceeds of $174.1 million. The Notes bear interest at 8 7/8% per annum payable semiannually and mature on July 1, 2007. The Notes are general unsecured senior obligations of the Company and are guaranteed by the Company's domestic subsidiaries. Proceeds from the Notes were used to fund the cash portion of the GWDC merger (defined herein), to repay the then outstanding Facility balance of $47.0 million and to fund certain inventory rig purchases. In connection with the issuance of the Notes, during the year ended December 31, 1997, the Company paid approximately $5.1 million in underwriting and financing costs which will be amortized over the life of the Notes.

         On May 8, 1998 the Company completed an offering of $75 million of senior notes under Rule 144A due July 1, 2007 ( the "Series B Notes") with interest at 8 7/8% per annum. The terms and conditions of the Series B Notes are substantially consistent with the Notes. The net proceeds from the offering were $71.7 million after deducting commissions, fees and expenses which will be amortized over the life of the Series B Notes. A portion of the net proceeds from the offering was used to repay approximately $30.0 million of indebtedness then outstanding under the Facility. The remaining proceeds will be used for general corporate purposes. The Series B Notes were not registered under the Securities Act of 1933 and could not be offered or sold in the United States absent registration or an applicable exemption from registration. As of August 5, 1998, all of the outstanding Series B Notes had been exchanged for 8 7/8% Senior Notes due 2007, ("Series C Notes") in a registered exchange offer under the Securities Act of 1933. The Series C Notes are obligations of the Company evidencing the same debt as the Series B Notes and are entitled to the benefits of the same indenture.

         Except as discussed below, the Notes and Series C Notes are not redeemable at the option of the Company prior to July 1, 2002. On or after such date, the Company shall have the option to redeem the Notes and Series C Notes in whole or in part during the twelve months beginning July 1, 2002 at 104.4375%, beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at
101.4792% and beginning July 1, 2005 and thereafter at 100.0000% together with any interest accrued and unpaid to the redemption date. However, at any time during the first 36 months after the issue date, the Company may at its option, redeem up to a maximum of 30% of the aggregate principal amount with the net cash proceeds of one or more equity offerings at a redemption price equal to 108.875% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date provided that at least $170.0 million aggregate principal amount shall remain outstanding immediately after the occurrence of any such redemption.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(6)      COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition or results of operations.

         Substantially all of the Company's contract drilling activities are conducted with independent and major oil and gas companies in the United States and Venezuela or with national petroleum companies in Venezuela. Historically, the Company has not required collateral or other security to support the related receivables from such customers. However, the Company has required certain customers to deposit funds in escrow prior to the commencement of drilling. Actions typically taken by the Company in the event of nonpayment include filing a lien on the customer's producing property and filing suit against the customer.

         The June 1997 Grey Wolf Drilling Company ("GWDC") merger is intended to qualify as a tax free reorganization under Sections 368(a)(1)(A) and 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended (the "Code"), with respect to common stock received by GWDC shareholders. A principal condition for such qualification is that the former shareholders of GWDC will satisfy the continuity of proprietary interest standard with respect to common stock received in the GWDC merger. Thus, under previous Internal Revenue Service ("IRS") guidelines, dispositions of common stock by GWDC shareholders during the five years following the GWDC merger could cause the IRS to assert that the GWDC merger does not qualify as a tax free reorganization. The Company has no contractual agreements with GWDC shareholders preventing the disposition of their shares. If the GWDC merger fails to qualify as a tax free reorganization for failure to meet the continuity of interest standard or for any reason, the receipt of common stock will be taxable to the GWDC shareholders at the time of the GWDC merger, and GWDC will be deemed to have sold all of its assets in a taxable exchange triggering a corporate tax liability to GWDC estimated to be in excess of $30.0 million. The Company's wholly-owned subsidiary, Grey Wolf Drilling Company (formerly Drillers, Inc.), as the surviving corporation of the GWDC merger, would be liable for any such corporate tax which, if imposed, would have a material adverse effect on the financial condition of the Company.

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

GENERAL

         Grey Wolf is a leading provider of contract land drilling services in the United States with a domestic fleet of 120 rigs. In addition to its domestic operations, the Company operates a fleet of six rigs in Venezuela, giving the Company a total of 126 rigs, 114 of which are actively marketed.
The Company believes that it has the largest fleet of land drilling rigs in its Gulf Coast and South Texas markets and the second largest fleet in its Ark-La-Tex and Mississippi/Alabama markets. The Company has an inventory of 12 non-marketed rigs that are being held for refurbishment as demand for the Company's services warrants.

         The Company is a Texas corporation formed in 1980. Beginning in mid-1996, the Company implemented a new strategy whereby it elected a substantially new board of directors, installed new senior management and completed several acquisitions, mergers and financing transactions that significantly improved its liquidity, added drilling rigs to its existing fleet, and substantially increased the number of its personnel. The combined effect of the Company's change in operating strategy and larger fleet of marketable rigs has significantly improved the Company's revenues and operating income during the three and six months ended June 30, 1998 as compared to the same periods in the prior year.

         However, for the six months ended June 30, 1998 and for the month of July 1998, the Company experienced decreases in average rig utilization rates in its core domestic markets to approximately 75% and 62%, respectively, as compared to an average rig utilization rate of 96% in its core domestic markets for the year ended December 31, 1997. In addition, the bid rate for new drilling contracts in the Company's core domestic markets for June 1998 were approximately 20% lower than the highest bid rates achieved during the last quarter of 1997. The lower utilization and erosion of dayrates for drilling rigs is due to reductions in the capital spending programs of the Company's customers who are facing lower revenues and cash flows due to lower oil prices. If these trends continue, or worsen, they could have a material adverse effect on the Company's results of operations.

FINANCIAL CONDITION AND LIQUIDITY

         During the first six months of 1998, the Company funded its activities through a combination of cash generated from operations, borrowings under the Company's bank credit facility (the "Facility"), and (i) the remaining proceeds from the November 1997 issuance of common stock, and (ii) the May 1998 offering of $75.0 million of senior notes.

         The following table summarizes the Company's financial position at June 30, 1998 and as of December 31, 1997.

                                                    JUNE 30, 1998                DECEMBER 31, 1997
                                              -----------------------        ------------------------
                                                     (UNAUDITED)
                                                                  (IN THOUSANDS)
                                                 Amount           %              Amount           %
                                               ----------       ----           ----------       ----
         Working capital                       $   57,038         10           $   66,644         14

         Property and equipment, net              517,015         88              409,088         85

         Other noncurrent assets                    9,465          2                6,983          1
                                               ----------       ----           ----------       ----
                 Total                         $  583,518        100           $  482,715        100
                                               ==========       ====           ==========       ====


         Long-term debt                       $   250,982         43           $  176,225         36

         Other long-term liabilities               81,043         14               57,274         12

         Shareholders' equity                     251,493         43              249,216         52
                                              -----------       ----           ----------       ----
                 Total                        $   583,518        100           $  482,715        100
                                              ===========       ====           ==========       ====

         The significant changes in the Company's financial position from December 31, 1997 to June 30, 1998 are the decrease in working capital of $9.6 million and the increases in property and equipment, net and long-term debt of $107.9 million and $74.8 million, respectively. The change in working capital is due primarily to an overall decline in the Company's operating activity.
The increases in property and equipment, net and long-term debt are primarily due to (i) the acquisition of Murco Drilling Corporation ("Murco") and (ii) the $75.0 million senior note offering discussed below.

         On January 30, 1998, the Company acquired all of the outstanding common stock of Murco for $60.4 million in cash. At closing, Murco had net liabilities of approximately $4.5 million. The Company funded this stock purchase out of working capital and $30.0 million of borrowings under the Facility. Murco operated ten land drilling rigs in the Ark-La-Tex and Mississippi/Alabama markets.

         On May 8, 1998 the Company completed an offering of $75.0 million of senior notes under Rule 144A due July 1, 2007 ( the "Series B Notes") with interest at 8 7/8% per annum. The terms and conditions of the Series B Notes are substantially consistent with the $175 million of senior notes issued in June, 1997 (the "Series A Notes"). The net proceeds from the offering were $71.7 million after deducting commissions, fees and expenses which will be amortized over the life of the Series B Notes. A portion of the net proceeds from the offering was used to repay approximately $30.0 million of indebtedness incurred under the Facility to partially finance the acquisition of Murco. The remaining proceeds will be used for general corporate purposes. The Series B Notes were not registered under the Securities Act of 1933, as amended, and could not be offered or sold in the United States absent registration or an applicable exemption from registration. As of August 5, 1998, all of the outstanding Series B Notes had been exchanged for 8 7/8% Senior Notes due 2007, ("Series C Notes") under a registered exchange offer filed by the Company under the Securities Act of 1933, as amended, on July 6, 1998. The Series C Notes are obligations of the Company evidencing the same debt as the Series B Notes and are entitled to the benefits of the same indenture.

Operating Activities

         During the first six months of 1998, the Company generated cash flow from operations of $24.5 million. While cash generated from operations increased to $21.7 million, the Company's working capital requirements decreased by $2.8 million due to the decrease in the overall level of activity by the Company, thereby increasing the amount of cash available from operating activities.

Investing Activities

         During the six months ended June 30, 1998, the Company invested $103.3 million in fixed assets, net of asset sales. The cash portion of the acquisition of Murco, including transaction costs, accounted for $64.3 million, in addition to $21.0 million in non-cash additions to property and equipment for the Murco rigs. Capital expenditures for rig refurbishments, drill pipe and other capital maintenance were $19.0 million, $9.3 million and $13.4 million, respectively.

Financing Activities

         During the first six months of 1998, cash provided by financing activities totaled $72.0 million consisting principally of net proceeds from the May 1998 $75.0 million Series B Note offering. The net proceeds of $71.7 million were used to repay approximately $30.0 million of indebtedness incurred under the Facility to partially finance the Murco acquisition. The remaining proceeds will be used for general corporate purposes. The Company had cash and cash equivalents at June 30, 1998, of $46.8 million.

Future Activities

         During the six months ended June 30, 1998 the Company completed the refurbishment of four rigs for deployment in the Company's core domestic markets. Funding requirements to refurbish the remaining 12 rigs from inventory could be substantial based upon 1998 estimates. The Company estimates costs for pending and planned refurbishments for these 12 rigs will total $ 29.2 million. These estimates are based on deployment of all rigs planned for refurbishment to the Company's four core domestic markets at an estimated average refurbishment cost of $ 2.4 million per rig, including the cost of a new drill string. If the Company instead chooses to refurbish rigs for service in the Venezuelan or other international markets, it is estimated that the average refurbishment cost of such rigs could be as high as $12.0 million per rig, including the cost of a new drill string, transportation and importation duties. Overall estimated capital expenditures for rig refurbishments would be correspondingly increased by the incremental refurbishment cost of rigs destined for international markets. As a result of the recent decline in demand for land drilling services in the Company's domestic and international markets, the Company has delayed the refurbishment of its 12 remaining inventory rigs until such time as management believes that demand for drilling services in the Company's core domestic markets again justifies resumption of the Company's refurbishment program. In the event that the Company is successful in obtaining long-term drilling contracts in foreign markets, the Company may refurbish certain of its inventory rigs for service in those foreign markets.

         The Company believes that the cash flow from operations, current cash balances, and to the extent required, borrowings under the Facility, will be sufficient to fund the Company's anticipated capital expenditures for the remainder of 1998 and 1999.

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

Foreign Exchange

         Venezuelan operations are often performed by the Company pursuant to drilling contracts under which payments to the Company are denominated in United States Dollars but are payable in Venezuelan currency at a floating exchange rate. Although the Company's Venezuelan contracts usually allow the Company to exchange up to 35% of payments made to it in Venezuelan currency for United States Dollars for a limited period of time following the payment and at the official Venezuelan exchange rate in effect at the time the payment was made to the Company (thus offering limited protection against adverse currency fluctuation), the Company is typically subject to the risk of adverse currency fluctuations with respect to the balance of such payments. Additionally, a significant portion of costs and expenses relating to the Company's international operations are comprised of goods and services procured in the respective foreign countries and paid for in the respective countries' currencies. Accordingly, management expects that the Company's subsidiaries operating in Venezuela will be required to maintain significant cash balances in Venezuelan currency. The Company has not during the six months ended June 30, 1998, entered into any currency hedges to protect it from foreign currency losses. Instead, the Company attempts to manage assets in foreign countries to minimize its exposure to currency fluctuations. Despite these efforts, however, the Company remains subject to the risk of foreign currency losses. During the three and six months ended June 30, 1998 the Company recognized foreign exchange losses of $30,000 and $97,000, respectively. (See Note 2 "Significant Accounting Policies - Foreign Currency" to the Consolidated Financial Statements).

Other

         The Company has not paid any cash dividends on the Company's common stock and does not anticipate paying dividends on the common stock at any time in the foreseeable future. Furthermore, the Facility prohibits the payment of dividends without the consent of the participating banks.

         The Company is a holding company. Substantially all of its operations are conducted through, and substantially all of its assets consist of equity interest in, its subsidiaries, including the guarantors of the Company's Series A and C Notes. As a holding company, the Company's liquidity is dependent on the operations of its subsidiaries. Certain financing arrangements that the Company and its subsidiaries are party to may restrict the Company's ability access funds from its subsidiaries.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1998 and 1997

         The following tables highlight rig days worked, revenues and operating expenses, for the Company's domestic and foreign operations for the three months ended June 30, 1998 and 1997.

                                        THREE MONTHS ENDED                        THREE MONTHS ENDED
                                          JUNE 30, 1998                              JUNE 30, 1997
                                ----------------------------------        ----------------------------------
                                DOMESTIC     FOREIGN                       DOMESTIC    FOREIGN
                               OPERATIONS   OPERATIONS     TOTAL          OPERATIONS  OPERATIONS     TOTAL
                               ----------   ----------   ---------        ----------  ----------    --------
                                         (In thousands, except rig days worked and averages per day)

Rig days worked                    6,869          221        7,090            4,430          120       4,550
Drilling revenues               $ 63,231     $  2,227    $  65,458        $  38,963    $   1,108    $ 40,071
Operating expenses(1)             47,127        2,656       49,783           31,874        1,466      33,340
                                --------     --------    ---------        ---------    ---------    --------
Gross profit (loss)             $ 16,104     $   (429)   $  15,675        $   7,089    $    (358)   $  6,731
                                ========     ========    =========        =========    =========    ========

Average per rig day worked
   Drilling revenue             $  9,205     $ 10,077    $   9,232        $   8,795    $   9,233    $  8,807
   Operating expenses              6,861       12,018        7,022            7,195       12,217       7,327
                                --------     --------    ---------        ---------    ---------    --------
   Gross profit (loss)          $  2,344     $ (1,941)   $   2,210        $   1,600    $  (2,984)   $  1,480
                                ========     ========    =========        =========    =========    ========

-----------------------------
(1) Operating expenses exclude depreciation and amortization and general and administrative expenses.

         Revenues increased approximately $25.4 million, or 63%, to $65.5 million for the three months ended June 30, 1998, from $40.1 million for the three months ended June 30, 1997. The increase is primarily due to an increase in revenue from domestic operations of $24.3 million due to an increase in rig days worked of 2,439, and an increase in the average revenue per day of $410. The increase in operating days is due to the acquisition of 54 operating rigs during 1997 and January of 1998 partially offset by an overall decrease in utilization during the second quarter of 1998. The remaining increase in revenue is due to a $1.1 million increase in revenue from foreign operations. This increase is due to an increase in rig days worked of 101 and an increase in the average revenue per day of $844.

         Drilling operating expenses increased by approximately $16.4 million, or 49%, to $49.8 million for the three months ended June 30, 1998, as compared to $33.3 million for the three months ended June 30, 1997. The increase is primarily due to a $15.3 million increase in drilling operating expenses from domestic operations. The increase in domestic drilling operating expenses is a direct result of the increase in the number of rigs owned and available for service and the corresponding 2,439 day increase in the days worked. The remaining increase in operating expenses of $1.2 million is due to an increase in operating expense from the foreign operations resulting from the increased level of activity.

         Depreciation and amortization expense increased by $6.4 million, or 216%, to $9.4 million for the three months ended June 30, 1998, compared to $3.0 million for the three months ended June 30, 1997. The increase is primarily due to additional depreciation associated with the acquisition of additional operating rigs noted above and 25 rigs refurbished from inventory offset to a small extent by the change in the depreciable lives of certain of the Company's drilling rigs.

         General and administrative expenses increased by $818,000 or 48%, to $2.5 million for the three months ended June 30, 1998, from $1.7 million for the same period of 1997 due primarily to the increased size of the Company's operations.

         Interest expense increased by $4.6 million, or 534%, to $5.5 million for the three months ended June 30, 1998, compared to $863,000 for the three months ended June 30, 1997. The increase is due to an increase in the average outstanding debt balance of $188.1 million to $230 million for the three months ended June 30, 1998 from $41.9 million for the three months ended June 30, 1997. This increase in the outstanding debt balance is primarily due to (i) the issuance of $175.0 million of Series A Notes during June 1997 to complete the Grey Wolf Drilling Company merger and continue the refurbishment of the additional rigs purchased and (ii) the issuance of $75 million of Series B Notes on May 8, 1998 of which $30 million was used to repay the indebtedness incurred under the Facility to partially finance the acquisition of Murco.

         Other income, net decreased by $169,000 to $385,000 for the three months ended June 30, 1998, as compared to $554,000 for the three months ended June 30, 1997. The principal reason for the decrease is due to the gain recognized on various incidental asset sales of the Company during the three months ended June 30, 1997 with no such gain being recorded during the same period in 1998.

Comparison of the Six Months Ended June 30, 1998 and 1997

         The following tables highlight rig days worked, revenues and operating expenses, for the Company's domestic and foreign operations for the six months ended June 30, 1998 and 1997.

                                         SIX MONTHS ENDED                          SIX MONTHS ENDED
                                          JUNE 30, 1998                              JUNE 30, 1997
                               -----------------------------------        ----------------------------------
                                DOMESTIC     FOREIGN                       DOMESTIC    FOREIGN
                               OPERATIONS   OPERATIONS     TOTAL          OPERATIONS  OPERATIONS     TOTAL
                               ----------   ----------   ---------        ----------  ----------    --------
                                         (In thousands, except rig days worked and averages per day)

Rig days worked                   14,559          399       14,958            8,405          570       8,975
Drilling revenues              $ 135,141     $  4,332   $  139,473        $  71,564    $   4,482    $ 76,046
Operating expenses(1)             99,826        4,834      104,660           57,690        4,442      62,132
                               ---------     --------   ----------        ---------    ---------    --------
Gross profit (loss)            $  35,315     $   (502)  $   34,813        $  13,874    $      40    $ 13,914
                               ---------     --------   ----------        =========    =========    ========

Average per rig day worked
   Drilling revenue            $   9,282     $ 10,857   $    9,324        $   8,514    $   7,863    $  8,473
   Operating expenses              6,857       12,115        6,997            6,864        7,793       6,923
                               ---------     --------   ----------        ---------    ---------    --------
   Gross profit (loss)         $   2,425     $ (1,258)  $    2,327        $   1,650    $      70    $  1,550
                               =========     ========   ==========        =========    =========    ========

-----------------------------
(1) Operating expenses exclude depreciation and amortization and general and administrative expenses.

         Revenues increased approximately $63.4 million, or 83%, to $139.5 million for the six months ended June 30, 1998, from $76.0 million for the six months ended June 30, 1997. The increase is due to an increase in revenue from domestic operations of $63.6 million partially offset by a decrease in revenue from foreign operations of $150,000. Revenues from domestic operations increased due to an increase in rig days worked of 6,154 and an increase in the average revenue per day of $768. The increase in operating days is due to the acquisition of 54 operating rigs during 1997 and January of 1998. Revenue from foreign operations decreased due to a decrease in rig days worked of 171 partially offset by an increase in average revenue per day of $2,994.

         Drilling operating expenses increased by approximately $42.5 million, or 68%, to $104.7 million for the six months ended June 30, 1998, as compared to $62.1 million for the six months ended June 30, 1997. The increase is primarily due to a $42.1 million increase in drilling operating expenses from domestic operations. The increase in domestic drilling operating expenses is a direct result of the increase in the number of rigs owned and available for service and the corresponding 6,154 day increase in the days worked.

The remaining increase in operating expenses of $400,000 is due to an increase in operating expense from the foreign operations resulting from increased labor costs in the Company's Venezuela operations.

         Depreciation and amortization expense increased by $12.8 million, or 247%, to $18 million for the six months ended June 30, 1998, compared to $5.2 million for the six months ended June 30, 1997. The increase is primarily due to additional depreciation associated with the acquisition of additional operating rigs noted above, and 25 rigs refurbished from inventory and offset to a small extent by the change in depreciable lives of certain of the Company's drilling rigs.

         General and administrative expense increased by $1.6 million, or 49%, to $5.0 million for the six months ended June 30, 1998, from $3.4 million for the same period of 1997 due primarily to the increased size of the Company's operations.

         Interest expense increased by $8.0 million or 522%, to $9.5 million for the six months ended June 30, 1998, compared to $1.5 million for the six months ended June 30, 1997. The increase is due to an increase in the average outstanding debt balance of $177.7 million to $214.8 million for the six months ended June 30, 1998 from $37.1 million for the six months ended June 30, 1997. This increase in the outstanding debt balance is primarily due to (i) the issuance of $175.0 million of Senior Notes during June 1997 to complete the Grey Wolf Drilling Company merger and continue the refurbishment of the additional rigs purchased and (ii) the issuance of $75 million of Series B Notes on May 8, 1998 of which $30 million was used to repay the indebtedness incurred under the Facility to partially finance the acquisition of Murco.

         Other income, net increased by $1.5 million to $2.4 million for the six months ended June 30, 1998, as compared to $880,000 for the six months ended June 30, 1997. The increase is primarily due to the $1.8 million gain recognized during 1998 on the sale of the rigs and drilling related equipment of the Company's Eastern division located in Ohio to Union Drilling, Inc., an affiliate of two of the Company's directors.

YEAR 2000 COMPLIANCE

         The Company expects that the cost of converting its computer systems to be year 2000 compliant will be between $100,000 and $200,000, which is not material to its financial condition. To date the Company has expended approximately $30,000 on its year 2000 remediation efforts. The Company believes that it will be able to achieve year 2000 compliance by the end of 1999, and it does not currently anticipate any disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the year 2000 compliance status of its customers or vendors. However, the Company does not believe that the failure of any customer or vendor to be year 2000 compliant will have a material adverse effect on the Company or its financial condition.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in aggregate, material to the Company's consolidated financial condition or results of operations. (See note 6 of Notes To Consolidated Financial Statements)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On May 5, 1998, the annual meeting of the holders of Common Stock of Grey Wolf, Inc. was held. The only action taken by the shareholders was the election of the following eight directors to serve until the next annual meeting or until his successor is elected and qualified.

   William T. Donovan            Thomas P. Richards
   Peter M. Holt                 Ivar Siem
   James K. Nelson               Steven A. Webster
   Roy T. Oliver, Jr.            William R. Ziegler

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

         The Company expects to hold its 1999 Annual Meeting on or about May 4, 1999. Management will exercise the discretionary authority granted pursuant to proxies to vote on shareholder proposals submitted from the floor of the Company's Annual Meeting unless the Company receives written notice of a shareholder's intent to submit such a proposal on or before March 19, 1999.
The notice submitted by a shareholder should include a statement that the proponent intends to solicit the necessary percentage of shareholder votes to carry the proposal supported by evidence that the stated percentage will actually be solicited. If the Company receives notice, meeting the foregoing requirements, of a shareholder's intent to submit such a proposal by March 19, 1999, pursuant to the rules of the Securities and Exchange Commission, management will not be able to exercise the discretionary authority granted pursuant to proxies to vote on such proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         A current report on Form 8-K (Item 5) was filed with the Securities and Exchange Commission on May 5, 1998. This current report reported the offering of $75 million of Series B Notes pursuant to Rule 144A under the Securities Act of 1933, as amended.

         A current report on Form 8-K (Item 5) was filed with the Securities and Exchange Commission on May 21, 1998. This current report reported the closing of $75 million of Series B Notes pursuant to Rule 144A under the Securities Act of 1933, as amended.

Exhibits:

   Exhibit
    Number                        Description
  ----------                      -----------
      27.0        Financial Data Schedule

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                  GREY WOLF, INC.



Date: August 13, 1998                    By:      /s/ David W. Wehlmann
                                                  ---------------------------
                                                  David W. Wehlmann
                                                  Senior Vice President and
                                                  Chief Financial Officer



Date: August 13, 1998                    By:      /s/ Merrie S. Costley
                                                  ---------------------------
                                                  Merrie S. Costley
                                                  Vice President and Controller

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                           DESCRIPTION
 -------        -----------------------------------------------
   27           Financial Data Schedule
