Form 10-Q
period 1998-09-30
GREY WOLF INC
filed 1998-11-16
CIK 320186

===============================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period
ended September 30, 1998                          Commission File Number 1-8226


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

                                 Yes  X   No
                                    -----   -----

         The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at November 13, 1998, was 165,065,391.


===============================================================================

                        GREY WOLF, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                                     PAGE
                                                                                                                     ----

PART I.       Financial Information

              Item 1.      Financial Statements

                           Consolidated Balance Sheets                                                                 3

                           Consolidated Statements of Operations                                                       4

                           Consolidated Statements of Shareholders' Equity                                             5

                           Consolidated Statements of Cash Flows                                                       6

                           Notes to Consolidated Financial Statements                                                  7

              Item 2.      Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                                      13


PART II.      Other Information

              Item 1.      Legal Proceedings                                                                          21

              Item 4.      Submission of Matters to a Vote of Security Holders                                        21

              Item 5.      Other Information                                                                          21

              Item 6.      Exhibits and Reports on Form 8-K                                                           21



              Signatures                                                                                              22


                        GREY WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                            September 30,         December 31,
                                                                                1998                  1997
                                                                           ------------          ------------
                                                                           (Unaudited)
                                    ASSETS
     Current assets:
         Cash and cash equivalents                                         $     38,757          $     53,626
         Restricted cash - insurance deposits                                     1,062                   450
         Accounts receivable, net of allowance of $1,004
              and $1,053,  respectively                                          38,683                56,499
         Inventory and supplies                                                     503                   555
         Assets held for sale                                                         -                    80
         Prepaids and other current assets                                        6,262                 6,471
                                                                           ------------          ------------
              Total current assets                                               85,267               117,681
                                                                           ------------          ------------

     Property and equipment:
         Land, buildings and improvements                                         5,342                 5,293
         Drilling equipment                                                     560,202               430,524
         Furniture and fixtures                                                   1,730                 1,573
                                                                           ------------          ------------
                                                                                567,274               437,390
         Less: accumulated depreciation and amortization                        (54,538)              (28,302)
                                                                           ------------          ------------
              Net property and equipment                                        512,736               409,088
                                                                           ------------          ------------

     Other noncurrent assets                                                      9,391                 6,983
                                                                           ------------          ------------
                                                                           $    607,394          $    533,752
                                                                           ============          ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Current maturities of long-term debt                              $      1,176          $      1,148
         Accounts payable - trade                                                13,589                29,434
         Accrued workers' compensation                                            4,777                 2,678
         Payroll and related employee costs                                       4,714                 8,103
         Accrued interest payable                                                 5,566                 7,938
         Customer advances                                                           34                   523
         Other accrued liabilities                                                2,057                 1,213
                                                                           ------------          ------------
              Total current liabilities                                          31,913                51,037
                                                                           ------------          ------------

     Senior notes                                                               249,247               174,182
     Long-term debt net of current maturities                                     1,556                 2,043
     Other long-term liabilities                                                  3,241                 3,863
     Deferred income taxes                                                       74,858                53,106
     Series A preferred stock - mandatorily redeemable                              305                   305

     Commitments and contingent liabilities (note 7)                                  -                     -

     Shareholders' equity:
         Series B preferred stock, $1 par value; 10,000 shares
              authorized; none outstanding                                            -                     -
         Common stock, $.10 par value; 300,000,000 shares
              authorized; 165,065,391 and 164,746,291 issued
              and outstanding, respectively                                      16,506                16,474
         Additional paid-in capital                                             270,389               269,733
         Cumulative translation adjustments                                        (454)                 (454)
         Accumulated deficit                                                    (40,167)              (36,537)
                                                                           ------------          ------------
              Total shareholders' equity                                        246,274               249,216
                                                                           ------------          ------------
                                                                           $    607,394          $    533,752
                                                                           ============          ============

          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)



                                                          Three Months Ended           Nine Months Ended
                                                            September 30,                September 30,
                                                         1998           1997           1998            1997
                                                     -----------     -----------    -----------    -----------
Revenues:
     Contract drilling                               $    56,637     $    63,750    $   196,110    $   139,796

Costs and expenses:
     Drilling operations                                  47,385          45,287        152,045        107,419
     Depreciation and amortization                         9,714           7,016         27,708         12,196
     General and administrative                            2,035           2,315          7,053          5,684
                                                     -----------     -----------    -----------    -----------
         Total costs and expenses                         59,134          54,618        186,806        125,299
                                                     -----------     -----------    -----------    -----------

Operating income                                          (2,497)          9,132          9,304         14,497

Other income (expense):
     Interest income                                         562             459          1,346            647
     Gain on sale of assets                                  624             229          2,358            583
     Interest expense                                     (6,054)         (3,870)       (15,599)        (5,405)
     Other, net                                              (52)              2           (145)           340
                                                     -----------     -----------    -----------    -----------
         Other income (expense), net                      (4,920)         (3,180)       (12,040)        (3,835)
                                                     -----------     -----------    -----------    -----------

Income (loss) before income taxes                         (7,417)          5,952         (2,736)        10,662

Income tax expense (benefit)                              (2,029)          3,230            894          4,586
                                                     -----------     -----------    -----------    -----------

Net income (loss)                                         (5,388)          2,722         (3,630)         6,076

Series A preferred stock redemption premium                    -               -              -           (240)
                                                     -----------     -----------    -----------    -----------

Net income (loss) applicable to common stock         $    (5,388)    $     2,722    $    (3,630)   $     5,836
                                                     ===========     ===========    ===========    ===========

Basic net income (loss) per common share             $      (.03)    $       .02    $      (.02)   $       .04
                                                     ===========     ===========    ============   ===========

Basic weighted average shares outstanding                165,010         151,628        164,903        141,105
                                                     ===========     ===========    ===========    ===========

Diluted net income (loss) per common share           $      (.03)    $       .02    $      (.02)   $       .04
                                                     ===========     ===========    ===========    ===========

Diluted weighted average shares outstanding              165,010         155,991        164,903        144,778
                                                     ===========     ===========    ===========    ===========



          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)





                                                 Common
                                                   Stock       Additional                       Cumulative
                                    Common       $.10 par      Paid-in                          Translation
                                    Shares         Value         Capital         Deficit        Adjustments      Total
                                  ---------      --------      -----------    -----------       -----------      -----------

Balance, December 31, 1996          125,043      $ 12,504      $    99,301    $   (46,755)      $      (404)     $    64,646

    Issuance of shares in
       Flournoy acquisition          12,426         1,243           29,823              -                 -           31,066

    Exercise of stock options           366            36              441              -                 -              477

    Redemption of Series A
       preferred stock                    -             -             (240)             -                 -             (240)

    Issuance of shares in
       Grey Wolf merger              14,000         1,400           46,200              -                 -           47,600

    Unrealized translation gain           -             -                -              -                 2                2

    Net income                            -             -                -          6,076                 -            6,076
                                  ---------      --------      -----------    -----------       -----------      -----------

Balance, September 30, 1997
    (unaudited)                     151,835      $ 15,183      $   175,525    $   (40,679)      $      (402)     $   149,627
                                  =========      ========      ===========    ===========       ===========      ===========



Balance, December 31, 1997          164,746      $ 16,474      $   269,733    $   (36,537)      $      (454)     $   249,216

    Exercise of stock options           319            32              656              -                 -              688

    Net income                            -             -                -         (3,630)                -           (3,630)
                                  ---------      --------      -----------    -----------       -----------      -----------

Balance, September 30, 1998
    (unaudited)                     165,065      $ 16,506      $   270,389    $   (40,167)      $      (454)     $   246,274
                                  =========      ========      ===========    ===========       ===========      ===========



          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                           -------------------------------
                                                                               1998               1997
                                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $    (3,630)        $     6,076
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                                             27,708              12,196
      Deferred income taxes                                                        879               2,220
      Gain on sale of assets                                                    (2,358)               (583)
      Exchange loss                                                                149                   -
      Provision for doubtful accounts                                              700                (200)
   Net effect of changes in assets and liabilities
      related to operating accounts                                             (1,891)            (11,171)
                                                                           -----------         -----------
      Cash provided by operating activities                                     21,557               8,538
                                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                           (112,141)           (152,677)
   Proceeds from sale of property and equipment                                  4,016               2,793
                                                                           -----------         -----------
      Cash used in investing activities                                       (108,125)           (149,884)
                                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Senior notes                                                   75,000             174,161
   Proceeds from long-term debt                                                 30,599              22,978
   Repayments of long-term debt                                                (30,993)            (49,319)
   Senior notes financing costs                                                 (3,595)             (5,086)
   Proceeds from exercise of stock options                                         688                 477
   Redemption of Series A Preferred Stock                                            -                (699)
                                                                           -----------         -----------
      Cash provided by financing activities                                     71,699             142,512
                                                                           -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (14,869)              1,166
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  53,626               6,162
                                                                           -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    38,757         $     7,328
                                                                           ===========         ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID FOR INTEREST:                                                    $    17,804         $     2,045
                                                                           ===========         ===========
CASH PAID FOR TAXES:                                                       $         -         $     1,579
                                                                           ===========         ===========

NON CASH TRANSACTIONS:
   Issuance of common stock in Flournoy transaction
      Change in property and equipment additions                                               $    40,503
      Change in issuance of common stock                                                            31,066
      Change in deferred tax liability                                                               9,437

   Issuance of common stock for Grey Wolf acquisition
      Change in property and equipment additions                                                    85,842
      Change in issuance of common stock                                                            47,600
      Change in deferred tax liability                                                              34,720
      Change in other assets                                                                           167
      Change in long-term debt                                                                       1,043
      Change in assets and liabilities related to operating accounts                                 2,646

   Murco Acquisition
      Change in property and equipment additions                           $    20,873
      Change in deferred tax liability                                          20,873



          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      GENERAL

         The accompanying unaudited consolidated financial statements have been prepared by Grey Wolf, Inc. (the "Company" or "Grey Wolf") in accordance with the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 1998, and the results of its operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results for any other period or for the year as a whole. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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


                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                  ---------------------------    ---------------------------
                                                     1998             1997          1998             1997
                                                  ---------         ---------    ---------         ---------
                                                                             (In thousands)
    Basic weighted average common
        shares outstanding                          165,010           151,628      164,903           141,105

    Effective of dilutive securities:
        Options - Treasury Stock Method                   -             3,629            -             2,602
        Redeemable preferred stock                        -               245            -               357
        Warrants                                          -               489            -               714
                                                  ---------         ---------    ---------         ---------
                                                          -             4,363            -             3,673
                                                  ---------         ---------    ---------         ---------
    Diluted weighted average common shares
        outstanding                                 165,010           155,991      164,903           144,778
                                                  =========         =========    =========         =========

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(3)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment

         Property and equipment is stated at cost. Depreciation is calculated using the straightline method over the estimated useful lives of the assets. Effective January 1, 1998, the Company changed the depreciable lives of the majority of its drilling rigs from 12 to 15 years to better reflect the useful lives of the Company's refurbished and upgraded rig fleet. The effect of this change reduced depreciation expense for the three and nine months ended September 30, 1998, by approximately $1.5 and $4.5 million, respectively.

Foreign Currency

         Venezuela has a highly inflationary economy as defined by SFAS No. 52, "Foreign Currency Translation." As such, the Company's functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in foreign currency are re-measured to U.S. dollars at the rate of exchange in effect at the end of the period, items of income and expense and other non-monetary amounts are re-measured at historical rates. Gains or losses on foreign currency re-measurement are included in other income (expense), net in the consolidated statement of operations. During the three and nine month periods ended September 30, 1998 the Company recognized foreign exchange losses of $52,000 and $149,000, respectively.

Comprehensive Income

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," with an effective date for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events other than transactions with its stockholders. The adoption of SFAS No. 130, effective January 1, 1998, did not affect the financial reporting in the accompanying consolidated financial statements as the Company had no components of comprehensive income other than net income.

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(4)      ACCOUNTING FOR INCOME TAXES

         The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company's foreign subsidiaries file tax returns in the country where they are domiciled. The Company records current income taxes based on its estimated tax liability in the United States and foreign countries for the period. During the nine months ended September 30, 1998, the Company recorded a current tax provision of $15,000 and a deferred tax provision of $879,000.

         The Company follows SFAS No. 109, "Accounting for Income Taxes," which requires the balance sheet approach to income tax accounting, whereby deferred income taxes are provided at the balance sheet date for (a) differences existing in the tax basis of assets and liabilities and their financial statement carrying amounts plus (b) operating loss and tax credit carryforwards.

(5)      SIGNIFICANT TRANSACTIONS

         On January 30, 1998, the Company acquired all of the outstanding common stock of Murco Drilling Corporation ("Murco") for $60.8 million in cash. At closing, Murco had net financial liabilities of approximately $4.5 million. The Company funded this stock purchase out of working capital and $30 million of borrowings under its bank credit facility (see note 6).

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

         The following unaudited pro forma consolidated financial data for the nine months ended September 30, 1998 includes the historical results of the Company for the nine months ended September 30, 1998, and gives effect to the acquisition of Murco and related borrowings under the bank credit facility, as if they had occurred on January 1, 1997. The following unaudited pro forma consolidated financial data for the nine months ended September 30, 1997 includes the historical results of the Company for the nine months ended September 30, 1997, and gives effect to the acquisition of Murco and related borrowings under the bank credit facility as well as the previously disclosed merger, acquisitions and sale transactions which occurred before December 31, 1997, as if they occurred on January 1, 1997. Inventory rig purchases had no historical operations as the rigs had been stacked and the impact on the unaudited pro forma consolidated financial data is not material and has not been presented.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                   For the Nine Months Ended
                                                                         September 30,
                                                            --------------------------------------
                                                                1998                      1997
                                                            -----------                -----------
                                                       (Amounts in thousands, except per share amounts)

                  Total revenues                            $   198,183                $   212,307
                  Net income (loss) applicable
                      to common stock                            (3,561)                     1,182

                  Basic net income (loss) per
                      common share                                 (.02)                       .01
                  Diluted net income (loss) per
                      common share                                 (.02)                       .01


(6)      LONG-TERM DEBT

         The Company has a $50.0 million amended and restated senior secured revolving line of credit ("the Facility") with a syndicate of commercial banks. The Facility bears interest on a sliding variable rate based on certain financial ratios of either LIBOR plus 1.75% to 2.5% or prime plus .75% to 1.5% and matures on April 30, 2000. The Facility is secured by substantially all the Company's assets and calls for quarterly interest payments on the outstanding balance. No amounts were outstanding under the facility at September 30, 1998. The Facility contains customary affirmative and negative covenants which the Company had met at December 31, 1997. At September 30, 1998, the banks waived the earnings before interest, taxes, depreciation and amortization ("EBITDA") coverage of interest ratio with which the Company was not in compliance. If the overall industry conditions do not improve, the Company expects it will need a waiver for the quarter ended December 31, 1998.

         On June 27, 1997, the Company issued $175.0 million of senior notes (the "Notes") receiving gross proceeds of $174.1 million. The Notes bear interest at 8 7/8% per annum payable semiannually and mature on July 1, 2007. The Notes are general unsecured senior obligations of the Company and are guaranteed by the Company's domestic subsidiaries. Proceeds from the Notes were used to fund the cash portion of the GWDC merger (defined herein), to repay the then outstanding Facility balance of $47.0 million and to fund certain inventory rig purchases. In connection with the issuance of the Notes, during the year ended December 31, 1997, the Company paid approximately $5.1 million in underwriting and financing costs which are being amortized over the life of the Notes.

         On May 8, 1998 the Company completed an offering of $75.0 million of senior notes under Rule 144A due July 1, 2007 ( the "Series B Notes") with interest at 8 7/8% per annum. The terms and conditions of the Series B Notes are substantially consistent with the Notes. The net proceeds from the offering were $71.4 million after deducting commissions, fees and expenses which are being amortized over the life of the Series B Notes. A portion of the net proceeds from the offering was used to repay approximately $30.0 million of indebtedness then outstanding under the Facility. The remaining proceeds will be used for general corporate purposes. The Series B Notes were not registered under the Securities Act of 1933 and could not be offered or sold in the United States absent registration or an applicable exemption from registration. As of August 5, 1998, all of the outstanding Series B Notes had been exchanged for 8 7/8% Senior Notes due 2007, ("Series C Notes") in a registered exchange offer under the Securities Act of 1933. The Series C Notes

                       GREY WOLF, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

are obligations of the Company evidencing the same debt as the Series B Notes and are entitled to the benefits of the same indenture.

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

(7)      COMMITMENTS AND CONTINGENT LIABILITIES

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(8)      SHAREHOLDER RIGHTS PLAN

         On September 21, 1998, the Company adopted a Shareholder Rights Plan (the "Plan") in which rights to purchase shares of junior preferred stock would be distributed as a dividend at the rate of one right for each share of common stock. The Rights distribution was made on October 9, 1998 to shareholders of record on that date. The Rights will expire on September 18, 2008.

         Each Right entitles holders of the Company's common stock to buy one-one thousandth of a share of Grey Wolf's Series B Junior Participating Preferred Stock at an exercise price of $11. The Rights are exercisable only if a person or group acquires beneficial ownership of 15% or more of Grey Wolf's common stock or announces a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Grey Wolf common stock. Furthermore, if any person becomes the beneficial owner of 15% or more of Grey Wolf's common stock, each Right not owned by such person or related parties enables its holder to purchase, at the Right's then-current exercise price, shares of common stock of the Company having a value of twice the Right's exercise price. The Company will generally be entitled to redeem the Rights at $.001 per Right at any time until the 10th day following public announcement that a 15% position has been acquired. A more complete description of the Plan is contained in a Form 8-K filed with the Securities and Exchange Commission on September 22, 1998.

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

GENERAL

         Grey Wolf is a leading provider of contract land drilling services in the United States with a domestic fleet of 120 rigs. In addition to its domestic operations, the Company operates a fleet of six rigs in Venezuela, giving the Company a total of 126 rigs, 114 of which are marketable. Of the 114 marketable rigs, 34 are cold stacked as of October 31, 1998. A cold stacked rig is one which is not currently being marketed, has no personnel assigned to it and has virtually no ongoing direct costs. Each cold stacked rig can however, be reactivated in a very short period of time, with little cost other than the cost of mobilization. The Company has an inventory of 12 non-marketed rigs that are being held for refurbishment as demand for the Company's services warrants.

         The Company is a Texas corporation formed in 1980. Beginning in mid-1996, the Company implemented a new strategy whereby it elected a substantially new board of directors, installed new senior management and completed several acquisitions, mergers and financing transactions that significantly improved its liquidity and added drilling rigs to its existing fleet. While the larger rig fleet was responsible for greater revenue and operating income for the first half of 1998 when compared to the first half of 1997, market conditions which have been deteriorating since the first quarter of 1998 have had significant impact on the Company's third quarter results.

         The Company has experienced decreases in average rig utilization in its core domestic markets from 81% for the quarter ended March 31, 1998, down to 50% for the month ended October 31, 1998. In addition, the bid rate for new drilling contracts in the Company's core domestic markets for October 1998 were approximately 30% lower than the highest bid rates achieved during the last quarter of 1997. The lower utilization and erosion of dayrates for the Company's land drilling rigs is consistent with overall drilling industry conditions which have been impacted by reductions in capital spending programs of exploration and production companies. The Company's customers are faced with lower revenues and cash flows due to lower commodity prices. In response to the current industry conditions the Company has cold stacked 34 drilling rigs of various types and sizes and has implemented numerous cost cutting strategies which included reductions in operating, division and corporate office and executive personnel. If the current trends continue, or worsen, they could continue to have a material adverse effect on the Company's results of operations.

FINANCIAL CONDITION AND LIQUIDITY

         During the first nine months of 1998, the Company funded its activities through a combination of cash generated from operations, borrowings under the Company's bank credit facility (the "Facility"), the remaining proceeds from the November 1997 issuance of common stock, and the May 1998 offering of $75.0 million of senior notes.

         The following table summarizes the Company's financial position at September 30, 1998 and as of December 31, 1997.



                                                   SEPTEMBER 30, 1998               DECEMBER 31, 1997
                                                ------------------------        -------------------------
                                                        (UNAUDITED)
                                                                        (IN THOUSANDS)

                                                     Amount         %                Amount          %
                                                 ------------     ------          ------------     -----

         Working capital                         $     53,354          9          $     66,644        14
         Property and equipment, net                  512,736         89               409,088        85
         Other noncurrent assets                        9,391          2                 6,983         1
                                                 ------------     ------          ------------     -----
                  Total                          $    575,481        100          $    482,715       100
                                                 ============     ======          ============     =====

         Long-term debt                          $    250,803         43          $    176,225        36
         Other long-term liabilities                   78,404         14                57,274        12
         Shareholders' equity                         246,274         43               249,216        52
                                                 ------------     ------          ------------     -----
                  Total                          $    575,481        100          $    482,715       100
                                                 ============     ======          ============     =====


         The significant changes in the Company's financial position from December 31, 1997 to September 30, 1998 are the decrease in working capital of $13.3 million and the increases in property and equipment, net, long-term debt and other long-term liabilities of $103.6 million, $74.6 million and $21.1 million, respectively. The change in working capital is due primarily to an overall decline in the Company's operating activity. The increases in property and equipment, net, long-term debt and other long-term liabilities are primarily due to the acquisition of Murco Drilling Corporation ("Murco") and the $75.0 million senior note offering discussed below.

         On January 30, 1998, the Company acquired all of the outstanding common stock of Murco for $60.8 million in cash. At closing, Murco had net liabilities of approximately $4.5 million. The Company funded this stock purchase out of working capital and $30.0 million of borrowings under the Facility. Murco operated ten land drilling rigs in the Ark-La-Tex and Mississippi/Alabama markets.

         On May 8, 1998 the Company completed an offering of $75.0 million of senior notes under Rule 144A due July 1, 2007 (the "Series B Notes") with interest at 8 7/8% per annum. The net proceeds from the offering were $71.4 million after deducting commissions, fees and expenses which are being amortized over the life of the Series C Notes (as defined herein). A portion of the net proceeds from the offering was used to repay approximately $30.0 million of indebtedness incurred under the Facility to partially finance the acquisition of Murco. The remaining proceeds will be used for general corporate purposes. The Series B Notes were not registered under the Securities Act of 1933, as amended, and could not be offered or sold in the United States absent registration or an applicable exemption from registration. As of August 5, 1998, all of the outstanding Series B Notes had been exchanged for 8 7/8% Senior Notes due 2007, ("Series C Notes") under a registered exchange offer filed by the Company under the Securities Act of 1933, as amended, on July 6, 1998. The terms and conditions of the Series C Notes are substantially consistent with the $175 million of senior notes issued in June, 1997 (the "Series A Notes"). The Series C Notes are obligations of the Company evidencing the same debt as the Series B Notes and are entitled to the benefits of the same indenture.

Operating Activities

         During the first nine months of 1998, the Company generated cash flow from operating activities of $21.6 million. While cash generated from operations increased to $23.5 million, the Company's working capital requirements increased by $1.9 million, thereby decreasing the amount of cash available from operating activities.

Investing Activities

         During the nine months ended September 30, 1998, the Company invested $108.1 million in fixed assets, net of asset sales. The cash portion of the acquisition of Murco, including transaction costs, accounted for $65.3 million. Additionally, there were $20.9 million in non-cash additions to property and equipment from the Murco acquisition. Capital expenditures for rig refurbishments, drill pipe and other capital maintenance were $19.6 million, $11.6 million and $15.6 million, respectively.

Financing Activities

         During the first nine months of 1998, cash provided by financing activities totaled $71.7 million consisting principally of net proceeds from the May 1998 $75.0 million Series B Note offering. The net proceeds of $71.7 million were used to repay approximately $30.0 million of indebtedness incurred under the Facility to partially finance the Murco acquisition. The remaining proceeds are planned to be used for general corporate purposes. The Company had cash and cash equivalents at September 30, 1998, of $38.8 million.

Future Activities

         During the nine months ended September 30, 1998 the Company completed the refurbishment of four rigs for deployment in the Company's core domestic markets. Funding requirements to refurbish the remaining 12 rigs from inventory could be substantial based upon 1998 estimates. The Company estimates costs for pending and planned refurbishments for these 12 rigs will total $29.2 million. These estimates are based on deployment of all rigs planned for refurbishment to the Company's four core domestic markets at an estimated average refurbishment cost of $2.4 million per rig, including the cost of a new drill string. If the Company instead chooses to refurbish rigs for service in the Venezuelan or other international markets, it is estimated that the average refurbishment cost of such rigs could be as high as $12.0 million per rig, including the cost of a new drill string, transportation and importation duties. Overall estimated capital expenditures for rig refurbishments would be correspondingly increased by the incremental refurbishment cost of rigs destined for international markets. As a result of the decline in demand for land drilling services in the Company's domestic and international markets, the Company has delayed the refurbishment of its 12 remaining inventory rigs until such time as management believes that demand for drilling services in the Company's core domestic markets again justifies resumption of the Company's refurbishment program. In the event that the Company is successful in obtaining long-term drilling contracts in foreign markets, the Company may refurbish certain of its inventory rigs for service in those foreign markets.

         The Company believes that the cash flow from operations, current cash balances, and to the extent required and available, borrowings under the Facility, will be sufficient to fund the Company's anticipated capital expenditures as well as debt service requirements for the remainder of 1998 and 1999.

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

Foreign Exchange

         Venezuelan operations are often performed by the Company pursuant to drilling contracts under which payments to the Company are denominated in United States Dollars but are payable in Venezuelan currency at a floating exchange rate. Although the Company's Venezuelan contracts usually allow the Company to exchange up to 35% of payments made to it in Venezuelan currency for United States Dollars for a limited period of time following the payment and at the official Venezuelan exchange rate in effect at the time the payment was made to the Company (thus offering limited protection against adverse currency fluctuation), the Company is typically subject to the risk of adverse currency fluctuations with respect to the balance of such payments. Additionally, a significant portion of costs and expenses relating to the Company's international operations are comprised of goods and services procured in the respective foreign countries and paid for in the respective countries' currencies. Accordingly, management expects that the Company's subsidiaries operating in Venezuela will be required to maintain significant cash balances in Venezuelan currency. The Company has not, during the nine months ended September 30, 1998, entered into any currency hedges to protect it from foreign currency losses. Instead, the Company attempts to manage assets in foreign countries to minimize its exposure to currency fluctuations. Despite these efforts, however, the Company remains subject to the risk of foreign currency losses. During the three and nine months ended September 30, 1998 the Company recognized foreign exchange losses of $52,000 and $149,000, respectively. (See Note 2 "Significant Accounting Policies - Foreign Currency" to the Consolidated Financial Statements).

Other

         The Company has not paid any cash dividends on the Company's common stock and does not anticipate paying cash dividends on the common stock at any time in the foreseeable future. Furthermore, the Facility prohibits the payment of cash dividends without the consent of the participating banks.

         The Facility contains customary affirmative and negative covenants. At September 30, 1998, the banks waived the earnings before interest, taxes, depreciation and amortization ("EBITDA") coverage of interest ratio with which the Company was not in compliance. The EBITDA coverage ratio is required to be
1.5 to 1.0 and the Company had a 1.3 to 1.0 ratio at September 30, 1998. If overall industry conditions do not improve, the Company expects it will need a waiver for the EBITDA coverage ratio for the quarter ended December 31, 1998.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1998 and 1997

          The following tables highlight rig days worked, revenues and operating expenses, for the Company's domestic and foreign operations for the three months ended September 30, 1998 and 1997.


                                           THREE MONTHS ENDED                        THREE MONTHS ENDED
                                           SEPTEMBER 30, 1998                        SEPTEMBER 30, 1997
                                 ------------------------------------        -----------------------------------
                                  DOMESTIC      FOREIGN                       DOMESTIC     FOREIGN
                                 OPERATIONS    OPERATIONS     TOTAL          OPERATIONS   OPERATIONS      TOTAL
                                 ---------     ----------   ---------        ---------    -----------   --------
                                            (In thousands, except rig days worked and averages per day)

Rig days worked                      5,916          223         6,139            6,935           76        7,011

Drilling revenues                $  54,265     $  2,372     $  56,637        $  63,152    $     598     $ 63,750
Operating expenses(1)               45,166        2,219        47,385           44,150        1,137       45,287
                                 ---------     --------     ---------        ---------    ---------     --------
Gross profit (loss)              $   9,099     $    153     $   9,252        $  19,002    $    (539)    $ 18,463
                                 =========     ========     =========        =========    =========     ========

Average per rig day worked
   Drilling revenue              $   9,173     $ 10,637     $   9,226        $   9,106    $   7,868     $  9,093
   Operating expenses                7,635        9,951         7,719            6,366       14,961        6,459
                                 ---------     --------     ---------        ---------    ---------     --------
   Gross profit (loss)           $   1,538     $    686     $   1,507        $   2,740    $  (7,093)    $  2,634
                                 =========     ========     =========        =========    =========     ========

-----------------------------

(1) Operating expenses exclude depreciation and amortization and general and administrative expenses.

         Revenues decreased approximately $7.1 million, or 11%, to $56.6 million for the three months ended September 30, 1998, from $63.8 million for the three months ended September 30, 1997. The decrease is primarily due to a decrease in revenue from domestic operations of $8.9 million due to a decrease in rig days worked of 1,019 partially offset by an increase in the average revenue per day of $67. The increase in average revenue per day of $67 is due to a 20% increase in revenue per day from turnkey contracts offset by a 7% decrease in revenue per day from daywork contracts. Revenue per day from turnkey contracts is impacted by a number of variables including depth and geological complexities. The total revenue decrease was partially offset by a $1.8 million increase in revenue from foreign operations. This increase is due to an increase in rig days worked of 147 and an increase in the average revenue per day of $2,769.

         Drilling operating expenses increased by approximately $2.1 million, or 5%, to $47.4 million for the three months ended September 30, 1998, as compared to $45.3 million for the three months ended September 30, 1997. The increase is partially due to a $1.0 million increase in drilling operating expenses from domestic operations. The increase in domestic drilling operating expenses is due to the increase in operating expense per day of $1,269 partially offset by the 1,019 decrease in the total number of days worked. The increase in operating expense per day is due to cost incurred on stacked rigs as well as an increase in the average cost per day on turnkey contracts of approximately 38%. The remaining increase in operating expenses of $1.1 million is due to an increase in operating expense from the foreign operations resulting from the increased level of activity.

         Depreciation and amortization expense increased by $2.7 million, or 38%, to $9.7 million for the three months ended September 30, 1998, compared to $7.0 million for the three months ended September 30, 1997. The increase is primarily due to additional depreciation associated with the additional operating rigs acquired and refurbished from inventory offset by approximately $1.5 million due to the change in the depreciable lives of certain of the Company's drilling rigs.

         General and administrative expenses decreased by $280,000 or 12%, to $2.0 million for the three months ended September 30, 1998, from $2.3 million for the same period of 1997 due primarily to cost cutting measures implemented by the Company including the reduction of the Company's workforce.

         Interest expense increased by $2.2 million, or 56%, to $6.1 million for the three months ended September 30, 1998, compared to $3.9 million for the three months ended September 30, 1997. The increase is due to an increase in the average outstanding debt balance of $75.5 million to $252 million for the three months ended September 30, 1998 from $176.5 million for the three months ended September 30, 1997. This increase in the outstanding debt balance is primarily due to the issuance of $75.0 million of Series B Notes on May 8, 1998 of which $30.0 million was used to repay the indebtedness incurred under the Facility to partially finance the acquisition of Murco.

         Other income, net increased by $444,000 to $1.1 million for the three months ended September 30, 1998, as compared to $690,000 for the three months ended September 30, 1997. The principal reason for the increase is due to the gain recognized on the sale of a rig yard of $543,000 during the three months ended September 30, 1998.

Comparison of the Nine Months Ended September 30, 1998 and 1997

          The following tables highlight rig days worked, revenues and operating expenses, for the Company's domestic and foreign operations for the nine months ended September 30, 1998 and 1997.


                                         NINE MONTHS ENDED                           NINE MONTHS ENDED
                                         SEPTEMBER 30, 1998                          SEPTEMBER 30, 1997
                                -------------------------------------       ------------------------------------
                                  DOMESTIC      FOREIGN                      DOMESTIC     FOREIGN
                                 OPERATIONS    OPERATIONS    TOTAL          OPERATIONS   OPERATIONS      TOTAL
                                -----------    ----------  ----------       -----------  ----------    ---------
                                          (In thousands, except rig days worked and averages per day)

Rig days worked                     20,475          622        21,097           15,346          646       15,992

Drilling revenues               $  189,406     $  6,704    $  196,110       $  134,716    $   5,080    $ 139,796
Operating expenses(1)              144,992        7,053       152,045          101,840        5,579      107,419
                                ----------     --------    ----------       ----------    ---------    ---------
Gross profit (loss)             $   44,414     $   (349)   $   44,065       $   32,876    $    (499)   $  32,377
                                ==========     ========    ==========       ==========    =========    =========

Average per rig day worked
   Drilling revenue             $    9,251     $ 10,778    $    9,296       $    8,779    $   7,864    $   8,742
   Operating expenses                7,081       11,339         7,207            6,636        8,636        6,717
                                ----------     --------    ----------       ----------    ---------    ---------
   Gross profit (loss)          $    2,170     $   (561)   $    2,089       $    2,143    $    (772)   $   2,025
                                ==========     ========    ==========       ==========    =========    =========


-----------------------------
(1) Operating expenses exclude depreciation and amortization and general and administrative expenses.

         Revenues increased approximately $56.3 million, or 40%, to $196.1 million for the nine months ended September 30, 1998, from $139.8 million for the nine months ended September 30, 1997. The increase is due to an increase in revenue from domestic operations of $54.7 million and an increase in revenue from foreign operations of $1.6 million. Revenues from domestic operations increased due to an increase in rig days worked of 5,129 and an increase in the average revenue per day of $472. The increase in operating days is due to the acquisition of 54 operating rigs during 1997 and January of 1998, partially offset by decreases in overall utilization. The increase in average revenue per day of $472 is due to a 20% increase in the average revenue per day from turnkey contracts as well as a 12% increase in average revenue per day from daywork contracts. Revenue from foreign operations increased due to an increase in average revenue per day of $2,914, partially offset by a decrease in rig days worked of 24 days.

         Drilling operating expenses increased by approximately $44.6 million, or 42%, to $152.0 million for the nine months ended September 30, 1998, as compared to $107.4 million for the nine months ended September 30, 1997. The increase is primarily due to a $43.1 million increase in drilling operating expenses from domestic operations. The increase in domestic drilling operating expenses is due to the increase in the number of rigs owned and available for service and the corresponding 5,129 day increase in the days worked as well as 11% and 27% increases in the average cost per day on both daywork and turnkey contracts, respectively. The remaining increase in operating expenses of $1.5 million is due to an increase in operating expense from the foreign operations resulting from increased labor costs in the Company's Venezuela operations.

         Depreciation and amortization expense increased by $15.5 million, or 127%, to $27.7 million for the nine months ended September 30, 1998, compared to $12.2 million for the nine months ended September 30, 1997. The increase is primarily due to additional depreciation associated with the acquisition of additional operating rigs noted above, and 25 rigs refurbished from inventory and offset by approximately $4.5 million due to the change in depreciable lives of certain of the Company's drilling rigs.

         General and administrative expense increased by $1.4 million, or 24%, to $7.1 million for the nine months ended September 30, 1998, from $5.7 million for the same period of 1997 due primarily to the increased size of the Company's operations.

         Interest expense increased by $10.2 million or 189%, to $15.6 million for the nine months ended September 30, 1998, compared to $5.4 million for the nine months ended September 30, 1997. The increase is due to an increase in the average outstanding debt balance of $112.8 million to $214.7 million for the nine months ended September 30, 1998 from $101.9 million for the nine months ended September 30, 1997. This increase in the outstanding debt balance is primarily due to the issuance of $175.0 million of Senior Notes during June 1997 to complete the Grey Wolf Drilling Company merger and to continue refurbishment of the rigs purchased in 1997 and the issuance of $75 million of Series B Notes on May 8, 1998 of which $30 million was used to repay the indebtedness incurred under the Facility to partially finance the acquisition of Murco.

         Other income, net increased by $2.0 million to $3.6 million for the nine months ended September 30, 1998, as compared to $1.6 million for the nine months ended September 30, 1997. The increase is primarily due to the $1.8 million gain recognized during 1998 on the sale of the rigs and drilling related equipment of the Company's Eastern division located in Ohio to Union Drilling, Inc., an affiliate of two of the Company's directors and the $543,000 gain recognized also during 1998 on the sale of a rig yard.

YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment, software and other devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure causing disruptions of administrative operations, including, among other things, temporary inability to process data.

         The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, telephone systems and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, sprinkler systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation, and testing efforts, which began in June 1998, will be completed by June 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software.

         The Company is in the process of mailing letters to its significant vendors and customers and has verbally communicated with many strategic vendors and customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products purchased from or by such entities are Year 2000 compliant.

         The Company estimates that as of October 30, 1998, it had completed approximately 40% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 60% of the initiatives are in process and expected to be completed on or about June 30, 1999. As of September 30, 1998, the Company had incurred costs of approximately $60,000 related to its Year 2000 identification, assessment, remediation, and testing efforts consisting of upgrades to existing software. The Company estimates that the costs associated with the Year 2000 issue will not be material, and as such will not have a significant impact on the Company's financial position or operating results.

         The Company presently believes that the Year 2000 issues will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation, and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

         The Company has begun, but not yet completed, a comprehensive analysis of operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by June 30, 1999. The contingency plan will be continually refined as the Company obtains additional information regarding its Year 2000 condition. However, it is unlikely that any contingency plan will fully address all events that may arise.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in aggregate, material to the Company's consolidated financial condition or results of operations. (See note 7 of Notes To Consolidated Financial Statements)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report are forward-looking statements. The specific forward-looking statements cover rig supply and demand, rig attrition, new construction costs, anticipated capital expenditures, expected utilization, expected dayrates, spending by customers, demand for the Company's services and the future prices of oil and gas. The forward-looking statements contained herein are subject to a number of risks and uncertainties and actual results may differ materially. Please refer to our exchange offer prospectus dated July 6, 1998 for additional information concerning the risk factors that could cause actual results to differ from the forward-looking statements contained herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A current report on Form 8-K (Item 5) was filed with the Securities and Exchange Commission on September 22, 1998. This current report reported the declaration of preferred share purchase right dividends pursuant to the newly adopted Shareholder Rights Plan.

Exhibits:

    Exhibit
    Number          Description
    ------          -----------

    27.0            Financial Data Schedule

                                   SIGNATURES


          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                     GREY WOLF, INC.



Date: November 16, 1998                     By:      /s/ David W. Wehlmann
                                                     --------------------------
                                                     David W. Wehlmann
                                                     Senior Vice President and
                                                     Chief Financial Officer



Date: November 16, 1998                     By:      /s/ Merrie S. Costley
                                                     --------------------------
                                                     Merrie S. Costley
                                                     Vice President and
                                                     Controller

                                 EXHIBIT INDEX



    Exhibit
    Number          Description
    ------          -----------

    27.0            Financial Data Schedule
