Form 10-K405
period 1998-12-31
GREY WOLF INC
filed 1999-03-18
CIK 320186

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X]   Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
          Title of each class                      on which registered
          -------------------                     ---------------------

     COMMON STOCK, PAR VALUE $0.10               AMERICAN STOCK EXCHANGE
RIGHTS TO PURCHASE JUNIOR PARTICIPATING          AMERICAN STOCK EXCHANGE
   PREFERRED STOCK, PAR VALUE $1.00

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At March 15, 1999, 165,065,391 shares of the Registrant's Common stock were outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the closing price on the American Stock Exchange on March 15, 1999 of $1.125) was approximately $133 million.

         The following documents have been incorporated by reference into the Parts of this Report indicated: Certain sections of the Registrant's definitive proxy statement for the Company's 1999 Annual Meeting of shareholders and is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the Registrant's fiscal year ended December 31, 1998, are incorporated by reference into Part III hereof.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Grey Wolf, Inc. is a leading provider of contract land drilling services in the United States with a domestic fleet of 120 rigs at March 1, 1999. In addition to its domestic operations, the Company maintains a fleet of five rigs in Venezuela, giving the Company a total of 125 rigs, 113 of which are marketable. Of the 113 marketable rigs, 52 are cold stacked (49 domestically and 3 in Venezuela) as of March 1, 1999. A cold stacked rig is one which is not currently being marketed, has no personnel assigned to it and has virtually no ongoing direct costs. Each cold stacked rig can however, be reactivated in a very short period of time, with little cost other than the cost of mobilization provided that no equipment has been removed from the rig during the cold stacked period. The Company has an inventory of 12 non- marketed rigs that are being held for refurbishment as demand for the Company's services warrants.

         The Company is a Texas corporation formed in 1980. Beginning in mid-1996, the Company implemented a new strategy whereby it elected a substantially new board of directors, installed new senior management and completed several acquisitions, mergers and financing transactions that significantly improved its liquidity and added drilling rigs to its existing fleet. Since the first quarter of 1998, however, demand for the Company's drilling services in the markets served by the Company has been deteriorating. This resulted in a $0.03 per share loss in the third quarter of 1998, increasing to a loss (before unusual charges) of $0.06 per share during the fourth quarter of 1998. In addition, the Company recorded unusual charges of $0.43 per share in the fourth quarter of 1998. The adverse land drilling market conditions and related one time charge to earnings produced a loss of $0.50 per share for the entire year.

         Pretax unusual charges of $94.9 million ($71.0 million after tax or $0.43 per share), consisted of a $93.2 million asset impairment, $0.5 million in severance costs, and $1.2 million in write-downs associated with international operations. The non-cash asset impairment charge of $93.2 million was a result of the application of Statement of Financial Accounting Standards No. 121 (SFAS 121), which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The severity as well as the duration of the current oil and gas industry downturn is such an event. The Company's review of its long-lived assets indicated that the carrying value of certain of the Company's foreign and domestic drilling rigs was more than the estimated undiscounted future net cash flows. As such, under SFAS No. 121 the Company wrote-down those assets to their estimated fair market value. Undiscounted future net cash flows were calculated on a rig by rig basis using projected future utilization and dayrates over the estimated useful lives of the rigs. Fair market value was based on an appraisal performed by an independent appraiser, retained by the lenders, in connection with the Company's new bank credit facility. The effect of this write-down is an after tax charge of $69.8 million or $0.42 per share in 1998 and a reduction of approximately $6.0 million per year in depreciation expense in future years. The impairment was recorded based on certain estimates and projections stipulated in SFAS No. 121.

         The Company's performance continues to suffer from lower rig utilization and dayrates in the first quarter of 1999. The Company currently estimates that it will experience a loss of approximately $0.07 - $0.08 per share in the first quarter of 1999.

         As used herein, the term "Company" refers to Grey Wolf, Inc. and its subsidiaries, unless the context otherwise indicates. Prior to September 19, 1997, the Company's corporate name was DI Industries, Inc. The Company's principal office is located at 10370 Richmond Avenue, Suite 600, Houston, TX 77042, and its telephone number is (713) 435-6100.

INDUSTRY OVERVIEW

         Since the first quarter of 1998, the land drilling industry as a whole has experienced a dramatic downturn due to falling oil and gas commodity prices. The price of West Texas Intermediate crude dropped from $17.64 per barrel at December 31, 1997 to $12.05 per barrel at December 31, 1998. The price of natural gas, delivered at Henry Hub, dropped from $2.264 to $1.945 per mmbtu for the same period. The Company's customers, the exploration and production ("E&P") companies, are faced with lower revenues and cash flows due to these lower commodity prices. As such, the E&P companies have reduced their capital spending programs, and have not been drilling their reserves. The land rig count as reported by industry sources has dropped approximately 50% from approximately 850 rigs at December 31, 1997 to approximately 420 rigs at March 1, 1999.

         The Company believes that during the period from January 1, 1996 through March 1, 1999, there have been at least 48 completed or pending transactions involving the acquisition of a combined total of approximately 590 rigs, the majority of which were acquired by six land rig companies including the Company. The Company accounted for 13 of these transactions which involved its acquisition of 100 rigs, of which 67 were actively marketed at the time of acquisition and 33 were inventoried for later refurbishment. Despite the downturn in the land drilling industry the industry continues to consolidate.

         Industry sources estimate that the supply of domestic land drilling rigs available for work in the U.S. has declined from over 5,000 rigs in 1982 to 1,400 rigs currently. Although the Company has experienced a marked decrease in demand for its land drilling rigs, this decreased demand is consistent with overall drilling industry conditions. We believe that as oil and gas commodity prices move toward their December 31, 1997 levels providing our customers with higher cash flows, that the demand for land drilling rigs will also improve and the Company's utilization and dayrates will increase.

SIGNIFICANT ACQUISITIONS AND SALES

         The Company has completed a series of transactions since August 1996 that have significantly increased the size of its rig fleet, refocused its operations, established its market position with the largest or second largest rig fleet in its domestic markets and positioned the Company to benefit from eventual increases in demand in the land drilling industry. The most significant transactions were:

         Murco Acquisition. In January 1998, the Company acquired all of the outstanding common stock of Murco Drilling Corporation ("Murco") for $60.8 million in cash. At closing, Murco had net liabilities of approximately $4.5 million. The Company funded this stock purchase through the use of working capital and $30 million of borrowings under its bank credit facility. Murco operated ten land drilling rigs in the Ark-La-Tex and Mississippi/Alabama regions. The rigs acquired consisted of two 1,500 horsepower Silicon Controlled Rectifier ("SCR") rigs, one 1,000 horsepower SCR rig, one 800 horsepower SCR rig and six mechanical rigs with horsepower ratings from 650 to 1,500.

         Justiss Acquisition. In late October and early November 1997, the Company acquired substantially all of the operating assets of Justiss Drilling Company ("Justiss"), a division of Justiss Oil Company, Inc. for $36.1 million in cash. The assets included a fleet of 12 operating rigs and related equipment. Two of the rigs acquired have been taken out of service and used for spare parts.

         Kaiser-Francis Rig Purchase. In August 1997, the Company acquired six drilling rigs and related drilling equipment from Cactus Drilling Company, a division of Kaiser-Francis Oil Company, for a cash purchase price of $25.4 million (the "Kaiser-Francis Rig Purchase").

         GWDC Acquisition. In June 1997, the Company acquired Grey Wolf Drilling Company ("GWDC") which owned a fleet of 18 operating drilling rigs and related assets located in the Company's Gulf Coast market. The consideration for the GWDC Acquisition consisted of $61.6 million in cash and 14.0 million shares of common stock valued by the Company at $47.6 million under the purchase method of accounting. The GWDC Acquisition established the Company's presence in its Gulf Coast market.

         Flournoy Acquisition. In January 1997, the Company acquired the operating assets of Flournoy Drilling Company, which included 13 operating drilling rigs and other assets located in the Company's South Texas market, in exchange for 12.4 million shares of the Company's Common stock and $800,000 in cash (the "Flournoy Acquisition"). As a result of the Flournoy Acquisition, the Company believes it is currently the largest land drilling contractor in its South Texas market.

         Diamond M Acquisition. In December 1996, the Company acquired the assets of Diamond M Onshore, Inc. for $26.0 million in cash. The assets consisted of ten operating land drilling rigs and other related assets located in South Texas.

         Mesa Rig Purchase. In October 1996, the Company acquired six diesel electric SCR rigs, three of which were operating, from Mesa Drilling, Inc. ("Mesa") in exchange for 5.5 million shares of Common stock. The Mesa acquisition established the Company's presence in South Texas.

         RTO/LRAC Acquisition. In August 1996, the Company acquired 18 land drilling rigs in exchange for 39.4 million shares of Common stock. These 18 rigs provided the Company with a supply of additional rigs suitable for refurbishment and reactivation.

         Sale of INDRILLERS, L.L.C. In November 1997, the Company closed the sale of its 65% interest in INDRILLERS, LLC ("Indrillers") and certain related drilling assets to Dart Energy Corporation ("Dart") in exchange for $1.65 million in cash and title to a 1,200 horsepower SCR rig previously held by Indrillers. Indrillers, a limited liability company, operated drilling rigs in Michigan and was formed in 1996 through the combination of certain drilling assets of the Company and Dart with resulting ownership of 65% and 35%, respectively. Indrillers' rig fleet consisted of nine smaller mechanical rigs ranging from 300 to 900 horsepower and one 1,200 horsepower SCR rig.

         Sale of Eastern Division Assets. In February 1998, the Company signed a definitive agreement to sell all of the rigs and drilling related equipment of the Company's Eastern Division located in Ohio to Union Drilling, Inc. for $2.4 million. The sale closed in steps as each of the rigs completed its current drilling contract with the last transaction being completed in March 1998. The Eastern division's rig fleet consisted of six 450 horsepower mechanical rigs.

DOMESTIC OPERATIONS

         At March 1, 1999, the Company had a total domestic rig fleet of 120 rigs: 59 marketed, 49 cold stacked and 12 held in inventory for future refurbishment and reactivation. The Company conducts its domestic operations primarily in its four core domestic drilling markets, the Ark-La-Tex, Mississippi/Alabama, South Texas and Gulf Coast markets. The Company believes that approximately 90% of the wells it drilled during 1998 were principally targeted by its customers for production of natural gas and the balance for crude oil. The Ark-La-Tex and Mississippi/Alabama markets are served by the Ark-La-Tex Division, while the South Texas and Gulf Coast market areas are each served by a separate operating division of the Company. The Company believes it currently has the leading market position in its Gulf Coast market and the second leading position in its South Texas, Ark-La-Tex and Mississippi/Alabama markets.

         Ark-La-Tex Division. The Ark-La-Tex Division provides drilling services primarily in Northeast Texas, Northern Louisiana, Southern Arkansas, Mississippi and Alabama. The Ark-La-Tex Division rig fleet consists of 15 actively marketed rigs and 22 cold stacked rigs. The majority of the drilling in the Ark-La-Tex market is directed to three of the five principal target geologic formations in the region, generally located at depths ranging from 8,900 to 13,000 feet. For these target formations, 450 to 1,000 horsepower mechanical rigs are typically utilized in the Ark-La- Tex market. Twenty-four of the divisions's rigs are suited for drilling to these depths, 19 of which are mechanical, and five are SCR rigs. The other two principal geologic targets in the market, the Austin Chalk and Pinnacle Reef formations, are located at substantially greater depths, typically from 15,500 to 22,000 feet. The Company has 13 marketable rigs suitable for these target depths. Three of these deep drilling rigs are 1,500 horsepower mechanical rigs capable of drilling to 20,000 feet, two are diesel electric 1,500 and 2,000 horsepower rigs capable of drilling to depths ranging from 20,000 to 25,000 feet and eight are diesel electric SCR rigs ranging from 1,200 to 3,000 horsepower and capable of drilling from 17,000 to 30,000 feet.

         During 1998, approximately 76% of the division's revenues were generated from daywork contracts, and 24% from turnkey and footage contracts. The average revenue per rig day worked by the division during 1998 was $8,181 and its average rig utilization rate for 1998 was 55%.

         South Texas Division. The South Texas Division fleet consists of 24 actively marketed rigs and 13 cold stacked rigs. Sixteen of the division's total fleet are trailer mounted rigs with rated depth capacities ranging from 9,500 to 14,000 feet, 13 diesel electric SCR rigs with rated depth capacities from 12,000 to 25,000 feet and eight conventional mechanical rigs with rated depth capacities ranging from 10,000 to 14,000 feet. The Company believes that trailer mounted rigs and 1,500 to 2,000 horsepower diesel electric SCR rigs are in highest demand in this market. Trailer mounted rigs are relatively more mobile than conventional rigs, thus decreasing the time and expense to the customer of moving the rig to and from the drillsite. Under ordinary conditions, the Company's trailer mounted rigs are capable of drilling an average of two 10,000 foot wells per month. The Company believes it operates the largest trailer mounted rig fleet in this market. The South Texas Division also operates a fleet of 35 trucks, which are used exclusively to move the Company's rigs.

         During 1998, approximately 77% of the division's revenues were generated from daywork contracts, and 23% from turnkey and footage contracts. The average revenue per rig day worked by the division during 1998 was $9,271 and its average rig utilization rate for 1998 was 75%.

         Gulf Coast Division. The Gulf Coast Division's drilling services are provided to operators in Southern Louisiana and along the Texas Gulf Coast. The Gulf Coast Division's rig fleet consists of 20 actively marketed rigs and 14 cold stacked rigs, including ten 1,500 to 2,000 horsepower diesel electric rigs with rated depth capacities of 20,000 to 25,000 feet, fourteen 1,000 to 4,000 horsepower diesel electric SCR rigs with rated depth capacities of 15,000 to 40,000 feet and ten mechanical rigs with rated depth capacities of 10,000 to 20,000 feet.

         During 1998, approximately 81% of the division's revenues were generated from daywork contracts, and 19% from turnkey and footage contracts. Average revenue per rig day worked by the division during 1998 was $10,100, and its average rig utilization rate for 1998 was 63%.

FOREIGN OPERATIONS

         During 1998 and 1997, the Company's foreign operations were in the Venezuelan market having withdrawn from both the Argentine and Mexican markets during 1996.

         The Venezuela Division maintains three mechanical land drilling rigs with rated depths of 10,000 to 11,000 feet and two mechanical workover rigs, of which two drilling rigs are under contract and the remainder are cold stacked. The downturn in the industry has, however, also had a negative impact on the international markets, including Venezuela. As such, after the completion of current contracts in March 1999, operations in Venezuela along with all other international efforts will be suspended. As market conditions improve, international opportunities will again be explored.

         Foreign operations contributed approximately 4 %, 3%, and 36% of the Company's operating revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Foreign operations accounted for 10% and 71%, respectively, of the Company's total losses from operations for 1998 and 1996, and reduced operating income by 9% in 1997. During 1998 and 1997, the Company's foreign operations were conducted in Venezuela. In 1996, the Company also had operations in Mexico and Argentina.

RIG INVENTORY AND REFURBISHMENTS

         As of March 1, 1999, the Company has an inventory of 12 rigs, or approximately 10% of its rig fleet, which are suitable for refurbishment and reactivation to meet future demand. The Company considers "inventory rigs" to be rigs that are not working, are not actively marketed and that require significant additional capital expenditures to return them to service.

         From the fourth quarter of 1996 through mid-1998, the Company completed the refurbishment of 29 rigs at an aggregate cost of approximately $74.0 million. Of these 29 recently refurbished rigs, 23 are diesel electric SCR rigs ranging from 1,000 to 4,000 horsepower with depth ratings of 15,000 to 40,000 feet, one rig is a 1,500 horsepower mechanical rig with a depth rating of 20,000 feet, and the remaining five rigs are mechanical rigs ranging from 750 to 1,000 horsepower with rated depth capacities of 9,500 to 15,000 feet.

         As a result of the recent decline in demand for land drilling services, the Company has delayed any further refurbishment of its 12 remaining inventory rigs until such time as management believes that demand for drilling services in the Company's core domestic markets or international opportunities again justifies resumption of the Company's refurbishment program. Under current market conditions, the Company may utilize certain component parts from its inventory rigs in order to conserve cash flow. While the Company spent approximately $2.6 million per rig for the refurbishments completed to date, the cost and actual number of rig refurbishments completed by the Company in the future, however, will depend on many factors, including management's assessment of existing and anticipated demand and dayrates, the Company's success in bidding for domestic and international contracts, timing of the refurbishment and possible future acquisitions of rigs.

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

         Daywork Contracts. Under daywork drilling contracts, the Company provides a drilling rig with required personnel to the operator, who supervises the drilling of the well. The Company is paid based on a negotiated fixed rate per day while the rig is utilized. Daywork drilling contracts specify the equipment to be used, the size of the hole and the depth of the well. Under a daywork drilling contract, the customer bears a large portion of out-of-pocket costs of drilling and the Company generally bears no part of the usual capital risks associated with oil and gas exploration (such as time delays for various reasons, including stuck drill pipe and blowout).

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

CUSTOMERS AND MARKETING

         The Company's contract drilling customers include independent producers, major oil companies and national petroleum companies. The Company believes that approximately 90% of the wells it drilled in 1998 were principally targeted by its customers for production of natural gas and the balance for crude oil. One unaffiliated customer accounted for 10% of the Company's revenues for the year ended December 31, 1997. There were no such significant customers for the years ended December 31, 1998 and 1996.

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

         NORM. Oil and gas exploration and production activities have been identified as generators of naturally- occurring radioactive materials ("NORM"). The generation, handling and disposal of NORM waste due to oil and gas exploration and production activities is currently regulated in various states including Louisiana and Texas. The Company does not believe that its compliance with such regulations will have a material effect on its operations or financial condition, but there can be no assurance in this regard.

         Occupational Safety and Health. The Occupational Safety and Health Act of 1970, as amended, ("OSHA") establishes employer responsibilities including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various record keeping, disclosure and procedural requirements. Such requirements include, for example, the Hazard

Communication Standard which applies to all private-sector employers including those in the oil and gas exploration and production industry, and requires such employers to assess chemical hazards, obtain and maintain certain written descriptions of these hazards, develop a hazard communication program and train employees to work safely with chemicals on site. Failure to comply with the requirements of OSHA may result in administrative, civil and criminal penalties. The Company believes it is in substantial compliance with OSHA requirements and does not believe it will be required to expend material amounts by reason of such requirements. However, the Company is unable to predict the ultimate cost of compliance with these changing requirements.

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

         The Company's insurance coverage for property damage to its rigs and drilling equipment is based on the Company's estimate, as of June 1998 of the cost of comparable used equipment to replace the insured property. There is an annual aggregate deductible on rigs of $500,000 to be comprised of losses otherwise recoverable thereafter in excess of a $50,000 maintenance deductible. There is a $10,000 deductible per occurrence on equipment.

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

EMPLOYEES

         At March 1, 1999, the Company had approximately 1300 employees. None of the Company's employees are subject to collective bargaining agreements, and management believes its employee relations are satisfactory.

CERTAIN RISKS

         The Company's business is subject to a number of risks and uncertainties, the most important of which are listed below:

         Dependence on Oil and Gas Industry. The Company's current business and operations are substantially dependent upon conditions of the oil and gas exploration and production companies. The demand for contract land drilling and related services is directly influenced by oil and gas prices, expectations about future prices, the cost of producing and delivering oil and gas, government regulations, local and international political and economic conditions, including the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and prices, the level of production by non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves. There can be no assurance that current levels of oil and gas exploration expenditures will increase or that demand for the Company's services will reflect the level of such expenditures.

         Recent Weakening of Demand for Drilling Services. During 1997, conditions in the oil and gas industry were such that demand for land drilling services was generally strong in each of the four core domestic markets in which the Company operates. The Company's 1997 average rig utilization rate for those four core markets was approximately 96%. For the year ended December 31, 1998, however, the Company's average rig utilization rate in its four core domestic markets declined to approximately 64%. This lower average utilization rate is believed by the Company to be due to an overall weakening of demand for land drilling services in its four core domestic markets. The generally reduced demand for land drilling services during 1998 is believed by the Company to be attributable to lower prices for oil and gas production. In December 1998, the price for domestic oil production was reported in the press to have reached the lowest level in over a decade. Although gas prices have not declined to the same extent as oil prices, gas prices have decreased from levels at the beginning of the fourth quarter of 1997. Some potential customers, the Company believes, may also be postponing their near-term drilling commitments in hopes of obtaining reduced rates for oil field goods and services, including contract land drilling services. The average dayrates received by the Company in its core domestic markets during the fourth quarter of 1998 reflected an average decline of approximately 34% from that received under dayrate contracts entered into during the fourth quarter of 1997 for the same or comparable rigs. In addition, the average dayrates received by the Company under its most recently awarded dayrate drilling contracts in its core domestic markets have declined by approximately 5% from the fourth quarter of 1998 levels. If these industry conditions persist or worsen, they could have a continued material adverse effect on the Company's financial condition and results of operations.

         History of Losses from Operations. Although the Company had net income of $10.2 million for the year ended December 31, 1997, it incurred net losses of $83.2 million and $11.7 million for the years ended December 31, 1998 and 1996, respectively. Additionally, the Company has a history of losses and before 1997 had not had a profitable full year since 1991. The 1998 loss included $94.9 million of unusual charges while the 1996 loss included $6.1 million of unusual charges. Profitability in the future will depend upon many factors, but largely upon utilization rates and dayrates for the Company's drilling rigs. There can be no assurance that current utilization rates and dayrates will not decline or that the Company will not experience additional losses.

         Debt Service Requirements. The Company's ability to meet its debt service obligations and reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to the success of its business strategy, general economic conditions, industry cycles, levels of interest rates, and financial, business and other factors affecting the operations of the Company, many of which are beyond its control. Cash flow generated from operating activities during the fourth quarter of 1998, excluding unusual charges, was approximately $4.8 million. If cash flow generated from operating activities continues at that level or further deteriorates, the Company will utilize a portion of its existing cash balance in order to meet debt service requirements of approximately $5.5 million per quarter. There can be no assurance that the Company's business will generate sufficient cash flow from operations to meet debt service requirements and payments of principal, and if the Company is unable to do so, it may be required to sell assets, to refinance all or a portion of its indebtedness, including the Senior notes, or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained.

         Significant Leverage. In June 1997, the Company issued $175.0 million in 87/8% senior notes in an underwritten public offering, the net proceeds of which were used primarily to finance acquisitions (including the GWDC Acquisition) and expand its operations. Additionally, in May 1998, the Company issued $75.0 million of 8 7/8% senior notes, the net proceeds of which were used to repay approximately $30.0 million of indebtedness outstanding under the Company's former bank credit facility and also for working capital and other general corporate purposes. The terms and conditions of both issues of senior notes ("Notes") are substantially consistent. The Company has significant debt service requirements related to the Notes. Additionally, the Company terminated its former $50.0 million Bank Credit Facility and entered into a $50.0 million senior secured revolving credit facility with The CIT Group/Business Credit, Inc. ("the CIT Facility"). Currently, the CIT Facility is undrawn. The Company expects to borrow under the CIT Facility and possible future credit arrangements in order to finance possible future acquisitions and for working capital and other general corporate purposes. The Indentures for the Notes ("the Indentures") permit the Company to incur additional indebtedness, including up to $100.0 million of senior indebtedness under the CIT Facility or one or more credit or revolving credit facilities with banks, financial institutions or other lenders which may be secured by liens on all of the assets of the Company and its Subsidiaries, subject to certain limitations.

         The level of the Company's indebtedness could have several important effects on the Company's future operations, including its ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes may be limited. In addition, a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing funds available for other purposes, and the Company's significant leverage could make it more vulnerable to economic downturns in the industry.

         Restrictions Imposed by Terms of Indebtedness. The Indentures under which the Notes were issued contain covenants restricting or limiting the ability of the Company and certain of its subsidiaries to, among other things:
(i) incur additional indebtedness; (ii) pay dividends or make other restricted payments; (iii) make asset dispositions; (iv) permit liens; (v) enter into sale and leaseback transactions; (vi) enter into certain mergers, acquisitions and consolidations; (vii) make certain investments; (viii) enter into transactions with related persons and (ix) engage in unrelated lines of business.

         In addition, the loan agreement setting forth the terms of the CIT Facility (the "Bank Credit Agreement") contains certain other and more restrictive covenants than those contained in the Indentures. These covenants may adversely affect the Company's ability to pursue its acquisition and rig refurbishment strategies and limit its flexibility in responding to changing market conditions. The Bank Credit Agreement also requires the Company to satisfy certain financial condition tests after the availability under the line and cash on hand falls below $25.0 million. The Company's ability to meet those financial condition tests can be affected by events beyond its control, and there can be no assurance that the Company will meet those tests. The Bank Credit Agreement contains default terms that effectively cross default with the Indentures. Accordingly, the breach by the Company or its subsidiaries of the covenants contained in the Indentures likely will result in a default under not only the Indentures but also the CIT Facility, and possibly certain other then outstanding debt obligations of the Company or its subsidiaries. If the indebtedness under the CIT Facility or other indebtedness of the Company or its subsidiaries is in excess of $10.0 million and is not paid when due or is accelerated by the holders thereof, an event of default under the Indentures would occur. In any such case, there can be no assurance that the Company's assets would be sufficient to repay in full all of the Company's and its subsidiaries' indebtedness, including the Notes.

         Dependence on Key Personnel. The Company believes that its operations are dependent upon a small group of management personnel, the loss of any one of whom could have a material adverse effect on the Company's financial condition and results of operations.

         Competition. The land drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. Drilling contracts are usually awarded on a competitive basis and, while an operator may consider factors such as quality of service and type and location of equipment as well as the ability to provide ancillary services, price and rig availability are the primary factors in determining which contractor is awarded a job. An increasingly important competitive factor in the land drilling industry is the ability to provide drilling equipment adaptable to, and personnel familiar with, new technologies and drilling techniques as they become available. The land drilling business is also highly fragmented. As a result, even though the Company has the largest or second largest rig fleet in its four core domestic markets, the Company estimates that its market share represents only 16% to 33% of the overall market share in each of these four core markets. Certain of the Company's competitors have greater financial and human resources than the Company, which may enable them to better withstand periods of low rig utilization, to compete more effectively on the basis of price and technology, to build new rigs or acquire existing rigs and to provide rigs more quickly than the Company in periods of high rig utilization. A number of the Company's competitors have also announced plans to refurbish and reactivate rigs from their inventory of stacked rigs when the market improves. The deployment of these additional rigs to the Company's core markets could further intensify competition based on pricing and rig availability. There can be no assurance that the Company will be able to compete successfully against all its competitors in the future or that the level of competition will allow the Company to obtain adequate margins from its drilling services.

         Turnkey Drilling Risk. Contract drilling services performed under turnkey drilling contracts have historically represented, and are expected to continue to represent, a significant component of the Company's revenues. Typically, in periods of low demand for land drilling services, the percentage of the Company's revenues from turnkey contracts increases. Under a turnkey drilling contract, the Company contracts to drill a well to a contract depth under specified conditions for a fixed price. In addition, the Company provides technical expertise and engineering services, as well as most of the equipment required for the well, and is compensated when the contract terms have been satisfied. On a turnkey well, the Company often subcontracts for related services and manages the drilling process. The risks to the Company on a turnkey drilling contract are substantially greater than on a well drilled on a daywork basis because the Company assumes most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including risk of blowout, loss of hole, stuck drill string, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies and personnel. Although the Company has obtained insurance coverage in the past to reduce certain of the risks inherent in turnkey drilling operations, there can be no assurance that such coverage will be obtained or available in the future. The occurrence of an uninsured or under- insured loss could have a material adverse effect on the Company's financial position and result of operations.

         Operating Hazards and Insurance. The Company's operations are subject to the many hazards inherent in the land drilling business, including blowouts, cratering, fires, explosions, loss of hole, lost or stuck drill strings and damage or loss from adverse weather. These hazards could also cause personal injury and loss of life, substantial damage to the environment, suspension of drilling operations or serious damage to or destruction of the property and equipment involved and damage to producing formations and surrounding areas. The Company maintains insurance coverage against some but not all operating hazards. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters such as personal injury, damage to the Company's rigs, damage to the property of others or damage to the environment. The insurance maintained by the Company is subject to substantial deductibles and provides for premium adjustments based on claims. In view of difficulties that may be encountered in renewing such insurance at reasonable rates, no assurance can be given that the Company will be able to maintain the type and amount of coverage that it considers adequate. The occurrence of a significant event for which the Company is not fully insured could have a material adverse effect on the Company's financial position and results of operations.

         Risks of Acquisition Strategy. As a key component of its business strategy, the Company has pursued and intends to continue to pursue acquisitions of complementary assets and businesses. Certain risks are inherent in an acquisition strategy, such as increasing leverage and debt service requirements and combining disparate company cultures and facilities, which could adversely affect the Company's operating results. The success of any completed acquisition will depend in part on the Company's ability to integrate effectively the acquired business into the Company. The process of integrating such acquired business may involve unforeseen difficulties and may require a disproportionate amount of management's attention and the Company's financial and other resources. No assurance can be given that the Company will be able to continue to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. The Company's failure to achieve consolidation savings, to incorporate the acquired business and assets into its existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on the Company's financial condition and results of operations.

         Shortages of Equipment, Supplies and Personnel. While the Company is not currently experiencing any shortages, from time to time there have been shortages of drilling equipment and supplies which the Company believes could reoccur. During periods of shortage the cost and delivery times of equipment and supplies are substantially greater. In 1996, in response to such shortages , the Company formed an alliance with a drill pipe manufacturer that enabled the Company to take delivery through 1998 of agreed maximum quantities of drill pipe in commonly used diameters at fixed prices, plus possible escalations for increases in the manufacturer's cost of raw materials. The Company believes that the alliance reduced its exposure to price increases and supply shortages of drill pipe. Although the Company has formed similar informal supply alliances with manufacturers and suppliers of other equipment and supplies, and is attempting to establish arrangements to assure adequate availability of certain other necessary equipment and supplies on satisfactory terms, there can be no assurance that it will be able to do so. Shortages by the Company of drilling equipment or supplies could delay and adversely affect its ability to refurbish its inventory rigs and obtain contracts for its marketable rigs, which could have a material adverse effect on its financial condition and results of operations.

         Although the Company has not encountered material difficulty in hiring and retaining qualified rig crews, such shortages have in the past occurred in the industry. The Company may experience shortages of qualified personnel to operate its rigs, which could have a material adverse effect on the Company's financial condition and results of operations.

         Governmental Regulations and Environmental. Many aspects of the Company's operations are affected by domestic and foreign political developments and are subject to numerous laws and regulations that may relate directly or indirectly to the contract drilling industry. For example, drilling operations are subject to extensive and evolving laws and regulations governing environmental quality, pollution control, remediation of contamination and preservation of natural resources. Such laws and regulations pertain, among other things, to air emissions, waste management, spills and other discharges, wetlands and endangered species protection and cleanup of contamination. The Company's operations are often conducted in or near ecologically sensitive areas, such as wetlands, which are subject to protective measures. The handling of waste materials, some of which are classified as hazardous substances, is a routine part of the Company's operations. Consequently, the regulations applicable to the Company's operations include those with respect to containment, disposal and controlling the discharge of hazardous oilfield waste and other nonhazardous waste material into the environment, requiring removal and cleanup under certain circumstances, or otherwise relating to the protection of the environment. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering a party liable for environmental damage without regard to negligence or fault on any part of such party. Such laws and regulations may expose the Company to liability for the conduct of, or conditions caused by, others or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. The Company may also be exposed to environmental or other liabilities originating from businesses and assets subsequently acquired by the Company. Compliance with such laws and regulations may require significant capital expenditures. Although such compliance costs to date have not had a material effect on the Company, application of these requirements or the adoption of new requirements could have a material adverse effect on the Company. In addition, the modification or judicial interpretations of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and gas for economic, environmental or other reasons could have a material adverse effect on the Company's operations by limiting future contract drilling opportunities.

         Risks of International Operations. The Company derives revenue from international operations. The Company's 1997 and 1998 international operations were conducted only in Venezuela. Risks associated with operating in international markets include foreign exchange restrictions and currency fluctuations, foreign taxation, political instability, foreign and domestic monetary and tax policies, expropriation, nationalization, nullification, modification or renegotiation of contracts, war and civil disturbances or other risks that may limit or disrupt markets. Additionally, the ability of the Company to compete in the international drilling markets may be adversely affected by foreign government regulations that favor or require the awarding of such contracts to local contractors, or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, the Company's foreign subsidiaries may face governmentally imposed restrictions from time to time on their ability to transfer funds to the Company. If market conditions improve, the Company intends to explore international opportunities in Venezuela, where 5 of its rigs are located, and elsewhere. No predictions can be made as to what foreign governmental regulations may be applicable to the Company's operations in the future.

         Shares Eligible for Future Sale. Approximately 41% of the outstanding Common stock is available for resale by selling shareholders under an effective shelf registration statement (the "Resale Shelf") under the Securities Act of 1933, as amended (the "Securities Act"). Approximately 9% of the outstanding Common stock is not covered by the Resale Shelf, but is available for resale under Rules 144 and 145 under the Securities Act and is covered to a substantial extent by currently unexercised registration rights. An additional 5,622,125 shares are issuable upon exercise of options and 489,600 shares are issuable upon the exercise of warrants. Future sales of substantial amounts of Common stock in the public market, or the perception that such sales may occur, could adversely affect prevailing market prices of the Common stock.

         Qualification of the GWDC Acquisition as a Reorganization for U.S. Federal Tax Purposes. The GWDC Acquisition is intended to qualify as a tax free reorganization under Sections 368(a)(1)(A) and 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended (the "Code"), with respect to Common stock received by GWDC shareholders. A principal condition for such qualification is that the former shareholders of GWDC will satisfy the continuity of proprietary interest standard with respect to Common stock received in the GWDC Acquisition. Thus, under previous Internal Revenue Service ("IRS") guidelines, dispositions of Common stock by GWDC shareholders during the five years following the GWDC Acquisition could cause the IRS to assert that the GWDC Acquisition does not qualify as a tax free reorganization. The Company has no contractual agreements with GWDC shareholders preventing the disposition of their shares. If the GWDC Acquisition fails to qualify as a tax free reorganization for failure to meet the continuity of interest standard or for any other reason, the receipt of Common stock will be taxable to the GWDC shareholders at the time of the GWDC Acquisition, and GWDC will be deemed to have sold all of its assets in a taxable exchange triggering a corporate tax liability to GWDC estimated to be in excess of $30.0 million. The Company would be liable for any such corporate tax which, if imposed, would have a material adverse effect on the financial condition of the Company.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The specific forward-looking statements cover rig supply and demand, rig attrition, new construction costs, anticipated capital expenditures, expected utilization, expected dayrates, first quarter 1999 income and unusual charges, spending by customers, demand for the Company's services and the future prices for oil and gas. These forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially. Please refer to "Certain Risks" listed above and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information concerning risk factors that could cause actual results to differ from these forward-looking statements.

ITEM 2. PROPERTIES

DRILLING EQUIPMENT

         A land drilling rig consists of engines, drawworks, a mast, substructure, pumps to circulate drilling fluid, blowout preventers, drill string and related equipment. The actual drilling capacity of a rig may be less than its rated drilling capacity due to numerous factors, including the length of the drill pipe on the rig. The intended well depth and the drill site conditions determine the amount of drill pipe and other equipment needed to drill a well. Generally, land rigs operate domestically with crews of five to six persons and in Venezuela with crews of ten to 12 persons.

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

         The following table summarizes the rigs owned by the Company at March 1, 1999, by maximum rated depth capacity:

                                 Maximum Rated Depth Capacity
                       ----------------------------------------------
                        Under     10,000      15,000         20,000
                       10,000   to 14,999    to 19,999     and Deeper    Total
                       ------   ---------    ---------     ----------    -----
Ark-La-Tex
    Diesel Electric        --           1            5              9       15
    Mechanical             --          10            9              3       22
South Texas
    Diesel Electric        --           2            5              6       13
    Mechanical              4          20           --             --       24
Gulf Coast
    Diesel Electric        --          --            2             22       24
    Mechanical             --           3            2              5       10
Venezuela
    Diesel Electric        --          --           --             --       --
    Mechanical             --           5           --             --        5
                       ------   ---------    ---------     ----------    -----
Total Marketed(1)           4          41           23             45      113
Inventory
    Diesel Electric        --          --            2              8       10
    Mechanical             --           1            1             --        2
                       ------   ---------    ---------     ----------    -----
Total Rig Fleet             4          42           26             53      125
                       ======   =========    =========     ==========    =====

         (1) Includes 52 cold stacked rigs of varying maximum rated depth capacities and types.

FACILITIES

The following table summarizes the Company's significant owned and leased properties:

Location                                     Interest                    Uses
--------                                     --------                    ----
Houston, Texas..............................   Leased         Executive Offices
Alice, Texas................................   Owned          Field Office, Rig Yard, Truck Yard
Eunice, Louisiana...........................   Owned          Field Office
Fillmore, Louisiana.........................   Owned          Field Office
Oklahoma City, Oklahoma.....................   Owned          Rig Yard
Shreveport, Louisiana.......................   Leased         Field Office
Shreveport, Louisiana.......................   Owned          Rig Yard

         The Company leases approximately 22,700 square feet of office space for its principal executive offices at a cost of approximately $33,000 per month. The Company considers all of its facilities to be in good operating condition and adequate for their present uses. Rig yards in Duson, Louisiana and Midvale, Ohio are currently held for sale.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET DATA

         The Common stock is listed and traded on the American Stock Exchange ("AMEX") under the symbol "GW." During the periods below prior to September 19, 1997, the Company's corporate name was DI Industries, Inc. and the Common stock was listed on the AMEX under the Symbol "DRL" The following table sets forth the high and low closing prices of the Common stock on the AMEX for the periods indicated:

                                                                 High        Low
                                                                -------    -------
          Period from January 1, 1999 to March 15, 1999          1.125       .8125

          Year Ended December 31, 1998:
              Quarter ended March 31, 1998                       5.3750     3.5000
              Quarter ended June 30, 1998                        4.4375     2.8750
              Quarter ended September 30, 1998                   3.0000     1.1875
              Quarter ended December 31, 1998                    1.4375      .6875

          Year Ended December 31, 1997:
              Quarter ended March 31, 1997                       3.5000     2.4375
              Quarter ended June 30, 1997                        4.4375     2.4375
              Quarter ended September 30, 1997                   7.9375     4.3125
              Quarter ended December 31, 1997                    9.8750     7.8750

         The Company has never declared or paid cash dividends on its Common stock and does not expect to pay cash dividends in 1999 or for the foreseeable future. The Company anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to develop or expand the Company's business and reduce outstanding indebtedness. Any future payment of cash dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

         The terms of the Company's CIT Facility prohibit the payment of dividends without the prior written consent of the lender and the terms of the Indentures under which the Notes are issued also restrict the Company's ability to pay dividends under certain conditions. See Item 7 - Certain Credit Arrangements.

         On March 15, 1999, the last reported sales price of the Company's Common stock on the AMEX was $1.125 per share.

ITEM 6. SELECTED FINANCIAL DATA

                (Amounts in thousands, except per share amounts)

                                                                                                                   Nine
                                                                       Years Ended December 31,                 Months Ended
                                                        --------------------------------------------------      December 31,
                                                          1998            1997         1996          1995         1994(1)
                                                        ---------      ---------    ---------      --------     ------------
CONTINUING OPERATIONS:
    Revenues                                            $ 240,979      $ 215,923     $ 81,767       $ 94,709      $ 50,987
    Income (loss)
        from continuing operations                       (111,164)        18,849      (10,877)       (12,675)       (2,260)

DISCONTINUED OPERATIONS (2):
    Income (loss) from oil and gas operations                  --             --           --             (4)           51

    Loss from sale of oil and gas properties                   --             --           --           (768)           --

NET INCOME (LOSS)                                         (83,213)        10,218      (11,722)       (13,447)       (2,209)

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
    From continuing operations                               (.50)           .07         (.18)          (.33)         (.06)
    From discontinued operations                               --             --           --           (.02)           --
    Net income (loss)                                        (.50)           .07         (.18)          (.35)         (.06)

TOTAL ASSETS (3)                                          501,303        533,752      117,819         57,783        62,860

LONG-TERM DEBT (3)                                        250,527        176,225       26,846         11,146        10,224

SERIES A PREFERRED STOCK - MANDATORILY
    REDEEMABLE                                                305            305          764            900         1,900

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

GENERAL

         Since 1996, the drilling industry has experienced a period of rapid consolidation. The Company participated in this consolidation by acquiring 100 drilling rigs in 13 transactions from late 1996 through January 1998. In addition, from the fourth quarter of 1996 through mid 1998, the Company refurbished 29 rigs at an approximate total cost of $74.0 million. As a result of these acquisitions and the refurbishment of rigs from inventory, the Company's rig fleet now consists of 125 rigs, of which 113 are marketable and 12 remain in inventory for later refurbishment. The increase in the size of the Company's rig fleet coupled with favorable market conditions during 1997 yielded significantly higher total revenues and net income for the Company. However, beginning in the first quarter of 1998, the Company has experienced significant decreases in average rig utilization as well as average dayrates.

         Average rig utilization in its core domestic markets has decreased from 96% for the year ended December 31, 1997, to 64% for the year ended December 31, 1998, and 40% through February 28, 1999. In addition, the bid rate for new drilling contracts in the Company's core domestic markets for the fourth quarter of 1998 were approximately 34% lower than the highest bid rates achieved during the last quarter of 1997. The bid rate for new contracts in the

Company's core domestic markets in February, 1999 were approximately 5% lower than the bid rates achieved during the last quarter of 1998. The lower utilization and erosion of dayrates for the Company's land drilling rigs is a function of the overall decline in demand for land drilling services. The Company's customers are faced with lower revenues and cash flows due to lower commodity prices which has led many to reduce their actual and planned drilling expenditures. To successfully weather the current adverse business conditions, the Company has taken numerous steps to minimize cost and conserve cash. Through March 1, 1999, the Company has "cold stacked" 52 rigs (49 domestically and 3 in Venezuela), reduced overhead at both the division and corporate level and has begun a program whereby components are used from spare equipment or cold-stacked rigs instead of buying new parts. If the current trends of lower utilization and declining dayrates persist or worsen, they could have a material adverse effect on the Company's financial condition and results of operations and may in the future affect its ability to meet its debt service requirements.

FINANCIAL CONDITION AND LIQUIDITY

         The following table summarizes the Company's financial position at December 31, 1998 and 1997.

                                  December 31, 1998         December 31, 1997
                                ---------------------     ---------------------
                                 Amount         %          Amount         %
                                                  (In thousands)

Working capital                 $ 44,489           10     $ 66,644           14
Property and equipment, net      411,316           88      409,088           85
Other noncurrent assets            9,306            2        6,983            1
                                --------     --------     --------     --------
Total                           $465,111          100     $482,715          100
                                ========     ========     ========     ========

Long-term debt                  $250,527           54     $176,225           36
Other long-term liabilities       47,893           10       57,274           12
Shareholders' equity             166,691           36      249,216           52
                                --------     --------     --------     --------
        Total                   $465,111          100     $482,715          100
                                ========     ========     ========     ========

         The significant changes in the Company's financial position from December 31, 1997 to December 31, 1998 are the decreases in working capital and shareholders' equity of $22.2 million and $82.5 million, respectively, and the increase in long-term debt of $74.3 million. The change in working capital is due primarily to an overall decline in the Company's operating activity, while the decrease in shareholders' equity is due to the net loss of $83.2 million suffered by the Company in the current year, the majority of which consisted of unusual charges recorded by the Company during the fourth quarter of 1998. The increase in long-term debt is primarily due to the $75.0 million senior note offering discussed below.

         In January 1998, the Company acquired all of the outstanding common stock of Murco Drilling Corporation ("Murco") for $60.8 million in cash. At closing, Murco had net liabilities of approximately $4.5 million. The Company funded this stock purchase out of working capital and $30.0 million of borrowings under the bank credit facility. Murco operated ten land drilling rigs in the Ark-La-Tex and Mississippi/Alabama markets.

         In May 1998, the Company completed an additional offering of $75.0 million of senior notes ("Notes") due July 1, 2007 with interest at 8 7/8% per annum. The net proceeds from the offering were $71.4 million after deducting commissions, fees and expenses. Fees and expenses are being amortized over the life of the Notes. A portion of the net proceeds from the offering was used to repay the approximately $30.0 million of indebtedness incurred under the bank credit facility to partially finance the acquisition of Murco. The remaining proceeds are being used for working capital and other general corporate purposes.

         Pretax unusual charges of $94.9 million ($71.0 million after tax or $.43 per share), consisted of a $93.2 million asset impairment, $0.5 million in severance costs, and $1.2 million in write-downs associated with international operations. In addition, the Company recorded a provision for doubtful accounts during 1998 of $1.7 million. The provision for doubtful accounts, severance cost and other write-downs are all associated with the downturn in the land drilling industry.

         The non-cash asset impairment charge of $93.2 million was a result of the application of Statement of Financial Accounting Standards No. 121 (SFAS No.
121), which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The severity as well as the duration of the current oil and gas industry downturn is such an event. The Company's review of its long-lived assets indicated that the carrying value of certain of the Company's foreign and domestic drilling rigs was more than the estimated undiscounted future net cash flows. As such, under SFAS No. 121 the Company wrote-down those assets to their estimated fair market value. Undiscounted future net cash flows were calculated on a rig by rig basis using projected future utilization and dayrates over the estimated useful lives of the rigs. Fair market value was based on an appraisal performed by an independent appraiser, retained by the lender, in connection with the Company's new bank credit facility. The effect of this write-down is an after tax charge of $69.8 million or $.42 per share in 1998 and a reduction of approximately $6.0 million per year in depreciation expense in future years. The impairment was recorded based on certain estimates and projections as stipulated in SFAS No. 121.

         During the year ended December 31, 1998, the Company funded its activities through a combination of cash generated from operations, borrowings under the Company's bank credit facility (the "Bank Credit Facility"), the remaining proceeds from the November 1997 issuance of Common stock, and the May 1998 offering of $75 million of senior notes. The net cash provided by or used in the operating, investing and financing activities of the Company is summarized below (dollars in thousands):

                                                                         Years Ended December 31,
                                                            -------------------------------------------------
                                                               1998                 1997               1996
                                                            -----------          -----------       ----------
     Net cash provided by (used in):
         Operating activities                               $    30,799          $    21,783       $   (1,439)
         Investing activities                                  (109,908)            (213,341)         (33,519)
         Financing activities                                    71,378              239,022           39,405
         Effect of exchange rate changes on cash                     --                   --             (144)
                                                            -----------          -----------       ----------
     Net increase (decrease) in cash:                       $    (7,731)         $    47,464       $    4,303
                                                            ===========          ===========       ==========

         The Company's cash flows from operating activities are affected by a number of factors including the number of rigs under contract and whether the contracts are daywork, footage or turnkey, as well as whether the Company's overall activity is expanding as in 1997 or shrinking as in 1998. The Company's cash flow from operating activities in 1998 was greater than in 1997 due to a decrease in the amount of working capital required of $25.9 million partially offset by a decrease in cash flow from operations of $16.9 million due to fewer operating days and lower average dayrates. Cash flow from operating activities in 1997 was greater than 1996 due to an increase in cash flow from operations of $44.4 million resulting from a greater number of operating days and higher average dayrates, partially offset by an increase in working capital requirements of $21.2 million.

         Cash flow used in investing activities in 1998 primarily included the cash portion of the Murco Acquisition of $60.8 million as well as capital expenditures for rig refurbishments, drill pipe and other capital maintenance of $19.6 million, $11.2 million and $18.3 million, respectively. Cash flow used in investing activities during 1997 primarily consisted of the cash portion of the GWDC Acquisition of $62.0 million, the cash acquisition of Justiss, Kaiser-Francis rigs and other rig purchases of $79.7 million, $52.1 million spent on refurbishments and $19.5 million spent on drill pipe and other related equipment.

         Cash flow from financing activities in 1998 primarily consisted of net proceeds from the issuance of senior notes of $71.4 million and borrowings and repayments of long-term debt of $30.6 million and $31.3 million, respectively. Cash flow from financing activities in 1997 primarily consisted of $169.1 million in net proceeds from the issuance of senior notes, net proceeds from the issuance of Common stock of $94.3 million and $52.8 million and $78.1 million, respectively, in borrowings and repayments of long-term debt.

CURRENT OUTLOOK

         As discussed previously, the Company's cash flow generated from operating activities was negatively impacted by lower drilling activity in the Company's markets and lower dayrates during 1998 as compared to 1997. Oil and gas commodity prices have remained depressed during 1999 and the U.S. land drilling rig count, as reported by Baker Hughes, has declined from 500 on December 30, 1998 to a historic low of 417 on February 19, 1999. During the first quarter of 1999, the Company continues to experience downward pressure on both utilizations and dayrates. The Company's average utilization for the first quarter is expected to be approximately 40% and dayrates received in the first quarter have declined by approximately 5% from those received during the fourth quarter of 1998.

         As is typical during periods of lower demand, the Company's revenue from turnkey and footage contracts has been increasing. Revenue generated from turnkey contracts is expected to be approximately 35% of total revenue in the first quarter of 1999 compared to approximately 30% for the fourth quarter of 1998 and approximately 20% for all of 1998.

         To successfully weather the current adverse business conditions, numerous steps have been taken to minimize the cost of operations and conserve cash. Those steps include, but are not limited to the following:

     o Cold stack 52 drilling rigs (49 domestically and 3 in Venezuela),
     o Reduce operating, division, corporate office, and executive personnel,
     o Reduce certain other expenditures at the division and corporate levels,
     o Establish vendor alliances to reduce the cost of operating supplies and equipment, and
     o Utilize components from spare equipment or cold stacked rigs instead of buying new parts.

         As a result of the declines in utilization and dayrates in 1999, in January 1999, the Company recognized unusual items of approximately $300,000 for severance cost as well as costs to cold stack 14 additional rigs which are estimated to be between $400,000 and $700,000. The Company currently estimates that it will experience a loss of approximately $0.07 - $0.08 per share in the first quarter of 1999.

         Capital expenditures for 1999 are estimated to be between $3.0 million and $3.5 million and its debt service requirements are approximately $22.0 million. The Company believes that the cash flow from operations, current cash balances, and to the extent required and available, borrowings under the CIT Facility, defined below, will be sufficient to fund the Company's anticipated capital expenditures as well as debt service requirements for 1999.

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

CERTAIN CREDIT ARRANGEMENTS

         During the year ended December 31, 1998, the Company's principal credit arrangements (other than customary trade credit and capital leases) consisted of a bank credit facility and its Notes. Effective January 14, 1999, the Company entered into a new bank credit facility, as discussed below.

         Bank Credit Facility. Throughout 1998, the Company maintained a senior secured revolving credit facility with a syndicate of commercial banks ("Bank Credit Facility"). The Bank Credit Facility provided the borrower with the ability to borrow up to $50.0 million from time to time prior to April 30, 2000, subject to certain reductions, with up to $5.0 million of such amount available for letters of credit. Interest under the Bank Credit Facility accrued at a variable rate, using either prime plus 0.75% to 1.50% or LIBOR plus 1.75% to 2.50% depending upon the Company's debt to EBITDA ratio for the trailing 12 month period. Letters of credit accrued a fee of 0.25% per annum. The borrowers paid a commitment fee of 0.5% per annum on the average unused portion of the lenders' commitments. Indebtedness under the Bank Credit Facility was secured by a security interest in substantially all of the Company's and its domestic subsidiaries assets and by guarantees of certain of its wholly-owned subsidiaries.

         Among the various covenants that had to be satisfied by the Company under the Bank Credit Facility were the following five financial covenants pursuant to which the Company could not permit: (i) working capital (as defined in the Bank Credit Facility) to be less than $5.0 million on the last day of any fiscal quarter; (ii) consolidated net worth to be less than the sum of $60 million plus (a) 50% of the Company's consolidated net income, if positive, for the period from January 1, 1997, to the final day of the most recent period for which consolidated financial information of the Company is available and (b) 50% of the increase to shareholders' equity of the Company attributable to the issuance of Common stock; (iii) the ratio of (a) the appraised fair market value of domestic rigs and related equipment to (b) the lenders' commitments to be less than 2 to 1; (iv) the ratio of consolidated debt to total capitalization to exceed 0.6 to 1 and (v) the ratio of consolidated EBITDA to consolidated interest expense for the most recent quarter to be less than 3 to 1. At December 31, 1998, the Company was in compliance with the financial covenants. Effective January 14, 1999, the Company terminated its Bank Credit Facility and entered into a more flexible agreement with The CIT Group/Business Credit, Inc. Also in January 1999, the Company wrote off approximately $600,000 in deferred loan costs related to the terminated Bank Credit Facility.

         New CIT Facility. Effective January 1999, the Company entered into a new senior secured revolving credit facility with The CIT Group/Business Credit, Inc. ("the CIT Facility"). The CIT Facility provides the borrower with the ability to borrow up to the lesser of $50 million or 50% of the orderly liquidation value ("OLV") as defined in the CIT Facility of marketable drilling rig equipment located in the 48 contiguous states of the United States. As defined in the CIT Facility, the initial term of the CIT Facility is for four years through January 14, 2003, with automatic annual renewals thereafter unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. The CIT Facility provides the borrower with up to $10,000,000 available for letters of credit with such amounts being reserved from availability. Interest under the CIT Facility accrues at a variable rate, using (at the borrower's election) either prime plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon the Company's debt service coverage ratio for the trailing 12 month period. During the first year of the CIT Facility, the interest rate is fixed at LIBOR plus 2.5% or prime plus 1%. Letters of credit accrue a fee of 1.25% per annum. The borrower pays a commitment fee of 0.375% per annum on the average unused portion of the lender's commitments. Indebtedness under the CIT Facility is secured by an exclusive lien security interest in substantially all of the Company's and its domestic subsidiaries' assets and by guarantees of the Company and certain of its wholly owned subsidiaries. There have been no borrowings under the CIT Facility.

         The lender's commitments will be reduced by the amount of net cash proceeds received by the Company or its subsidiaries from sales or other dispositions of collateral in excess of $1.0 million individually or $2.0 million in the aggregate in any 12 month period (other than sales or other dispositions of certain types of inventory, rigs identified in the CIT Facility as equipment held for sale and up to $75.0 million of rigs and accessories). In addition, mandatory prepayments would be required upon (i) the receipt of net proceeds received by the Company or its subsidiaries from the incurrence of certain other debt or sales of debt or equity securities in a public offering or private placement, or (ii) the receipt of net cash proceeds by the Company or its subsidiaries from asset sales (including proceeds from sale of rigs identified in the credit agreement as equipment held for sale but excluding proceeds from dispositions of inventory in the ordinary course of business, and sales of up to $75.0 million of rigs and rig accessories or (iii) the receipt of insurance proceeds on assets of the Company , in each case this clause (iii) to the extent that such proceeds are in excess of $500,000 individually or $1.0 million in the aggregate in any twelve month period.

         Among the various covenants that must be satisfied by the Company under the CIT Facility are the following two covenants which shall apply whenever the Company's liquidity, defined as the sum of cash, cash equivalents and availability under the CIT Facility, falls below $25,000,000: (i) 1 to 1 EBITDA coverage of debt service, tested monthly on a trailing 12 month basis and (ii) minimum tangible net worth (as defined in the CIT Facility) at the end of each quarter will be the prior year tangible net worth less $30,000,000 adjusted for quarterly tests. Additionally, it will be a covenant default if the OLV of the domestic drilling equipment (including inventoried rigs) falls below $150,000,000. Also, if the two month average rig utilization falls below 45%, the lender will have the option to request one additional appraisal per year to aid in determining the current OLV of the drilling equipment. While rig utilization for the first two months of 1999 has dropped below 45%, the lender has not requested an additional appraisal. Prepayment would be required if the OLV falls below the level specified above.

         The CIT Facility also contains provisions restricting the ability of the Company and its subsidiaries to, among other things, (i) engage in new lines of business unrelated to their current activities, (ii) enter into mergers or consolidations or asset sales or purchases (with specified exceptions), (iii) incur liens or debts or make advances, investments or loans (in each case, with specified exceptions), (iv) pay dividends or redeem stock (except for certain inter-company transfers), (v) prepay or materially amend any other indebtedness and (vi) issue any stock (other than common stock).

         Events of default under the CIT Facility include, in addition to non-payment of amounts due, misrepresentations and breach of loan covenants and certain other events of default, (i) default with respect to other indebtedness in excess of $350,000, (ii) judgements in excess of $350,000, or (iii) a change in control (meaning that) (a) the Company ceases to own 100% of its two principal subsidiaries, (b) some person or group has either acquired beneficial ownership of 30% or more of the Company or obtained the power to elect a majority of the Company's board of directors or (c) the Company's board of directors ceases to consist of a majority of "continuing directors" (as defined by the CIT Facility).

         Senior Notes. Concurrently with the closing of the GWDC Acquisition in June 1997, the Company concluded a public offering of $175 million in principal amount of senior notes and in May 1998, the Company completed an offering of an additional $75.0 million. The Notes bear interest at 8 7/8% per annum and mature July 1, 2007. The terms and conditions of these notes are substantially identical in all material respects. The Notes are general unsecured senior obligations of the Company and are guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company.

         Except as discussed below, the Notes are not redeemable at the option of the Company prior to July 1, 2002. On or after such date, the Company shall have the option to redeem the Notes in whole or in part during the twelve months beginning July 1, 2002 at 104.4375%, beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at 101.4792% and beginning July 1, 2005 and thereafter at 100.0000% together with any interest accrued and unpaid to the redemption date. However, at any time during the first 36 months after the issue date, the Company may at its option, redeem up to a maximum of 30% of the aggregate principal amount with the net cash proceeds of one or more equity offerings at a redemption price equal to 108.875% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, provided that at least $170.0 million aggregate principal amount shall remain outstanding immediately after the occurrence of any such redemption. Upon a Change of Control as defined in the Indentures, each holder of the Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

         The Indentures permit the Company and its subsidiaries to incur additional indebtedness, including senior indebtedness of up to $100.0 million aggregate principal amount which may be secured by liens on all of the assets of the Company and its subsidiaries, subject to certain limitations. The Indentures contain other covenants limiting the ability of the Company and its subsidiaries to, among other things, pay dividends or make certain other restricted payments, make certain investments, incur additional indebtedness, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications.

RESULTS OF OPERATIONS

         The following tables highlight rig days worked, revenues and operating expenses for the Company's domestic and foreign operations for the years ended December 31, 1998, 1997 and 1996.

                                                     For the Year Ended December 31, 1998
                                          ----------------------------------------------------------
                                            Domestic              Foreign
                                           Operations            Operations                 Total
                                          ------------          ------------            ------------
                                             ($ in thousands, except averages per rig day worked)
         Rig days worked                        25,387                   843                  26,230

         Drilling revenue                 $    232,276          $      8,703            $    240,979
         Operating expenses(1)                 182,057                 9,360                 191,417
                                          ------------          ------------            ------------
         Gross profit (loss)              $     50,219          $       (657)           $     49,562
                                          ============          ============            ============

         Averages per rig day worked:
            Drilling revenue              $      9,149          $     10,324            $      9,187
            Operating expenses                   7,171                11,103                   7,298
                                          ------------          ------------            ------------
            Gross profit (loss)           $      1,978          $       (779)           $      1,889
                                          ============          ============            ============

                                                     For the Year Ended December 31, 1997
                                          ----------------------------------------------------------
                                            Domestic              Foreign
                                           Operations            Operations                 Total
                                          ------------          ------------            ------------
                                             ($ in thousands, except averages per rig day worked)

         Rig days worked                        23,575                   830                  24,405

         Drilling revenue                 $    209,423          $      6,500            $    215,923
         Operating expenses(1)                 155,021                 7,731                 162,752
                                          ------------          ------------            ------------
         Gross profit (loss)              $     54,402          $     (1,231)           $     53,171
                                          ============          ============            ============

         Averages per rig day worked:
            Drilling revenue              $      8,883          $      7,831            $      8,847
            Operating expenses                   6,576                 9,314                   6,669
                                          ------------          ------------            ------------
            Gross profit (loss)           $      2,307          $     (1,483)           $      2,178
                                          ============          ============            ============

                                                     For the Year Ended December 31, 1996
                                          ----------------------------------------------------------
                                            Domestic              Foreign
                                           Operations            Operations                 Total
                                          ------------          ------------            ------------
                                             ($ in thousands, except averages per rig day worked)

         Rig days worked                         7,050                 3,694                  10,744

         Drilling revenue                 $     52,495          $     29,272            $     81,767
         Operating expenses(1)                  49,129                30,957                  80,086
                                          ------------          ------------            ------------
         Gross profit (loss)              $      3,366          $     (1,685)           $      1,681
                                          ============          ============            ============

         Averages per rig day worked:
            Drilling revenue              $      7,446          $      7,924            $      7,610
            Operating expenses                   6,969                 8,380                   7,454
                                          ------------          ------------            ------------
            Gross profit (loss)           $        477          $       (456)           $        156
                                          ============          ============            ============

     (1) Operating expenses exclude depreciation and amortization, general and administrative expenses, provision for doubtful accounts, and unusual charges including the provision for asset impairment.

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1998 AND 1997

         Contract drilling revenues increased approximately $25.1 million, or 12%, to $241.0 million for the year ended December 31, 1998 compared to $215.9 million for the year ended December 31, 1997. This increase is due to an increase in revenue from domestic operations of $22.9 million and an increase in revenue from foreign operations of $2.2 million. Revenues from domestic operations increased due to an increase in rig days worked of 1,812 and an increase in average revenue per rig day worked of $266. The increase in operating days is due to the acquisition of 54 operating rigs during 1997 and January of 1998. The increase in average revenue per rig day worked of $266 is due to a 19% increase in the average revenue per rig day worked from turnkey contracts as well as a 4% increase in average revenue per rig day worked from daywork contracts. While average revenue per rig day worked increased in 1998 compared to 1997, average revenue per rig day worked in the fourth quarter of 1998 was below the 1997 average. Revenue from foreign operations increased due to an increase in average revenue per rig day worked of $2,493, while rig days worked remained relatively flat.

         Operating expenses increased by $28.7 million, or 18%, to $191.4 million for the year ended December 31, 1998 compared to $162.7 million for the year ended December 31, 1997. The increase is primarily due to a $27.0 million increase in drilling operating expenses from domestic operations. The increase in domestic drilling operating expenses is due to the increase in the number of rigs owned and available for service and the corresponding 1,812 day increase in the days worked as well as 10% and 26% increases in the average cost per rig day worked on both daywork and turnkey contracts, respectively. The increase in average cost per rig day worked on daywork and turnkey contracts is due to a number of things including: a wage increase in mid-1997, higher trucking cost due to lower utilization and down time between contracts and fixed costs spread over a fewer number of days. The remaining increase in operating expenses of $1.7 million is due to an increase in operating expense from foreign operations resulting from increased labor costs in the Company's Venezuela operations.

         Depreciation and amortization expense increased by $17.1 million, or 82%, to $38.1 million for the year ended December 31, 1998 compared to $21.0 million for the year ended December 31, 1997. The increase is primarily due to additional depreciation associated with the acquisition of additional operating rigs noted above, and refurbishment of 25 rigs from inventory and is partially offset by approximately $6.0 million due to the change in depreciable lives of certain of the Company's drilling rigs.

         General and administrative expenses increased by $799,000 or 10%, to $8.9 million for the year ended December 31, 1998 compared to $8.1 million for the year ended December 31, 1997 due primarily to the increased size of the Company's operations.

         As discussed in "Financial Condition and Liquidity", during 1998, the Company recorded pretax unusual charges of $94.9 million ($71.0 million after tax or $.43 per share). There were no such unusual charges recorded in 1997. The unusual charge consisted of a $93.2 million asset impairment, $0.5 million in severance costs, and $1.2 million in write-downs associated with international operations. The asset impairment charge was required by Statement of Financial Accounting Standards No. 121 which requires that long-lived assets held and used by the Company be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The current downturn in the oil and gas industry, due to the magnitude and duration, qualifies as such an event. In addition, the Company recorded a provision for doubtful accounts during 1998 of $1.7 million compared to a reversal of provision for doubtful accounts of $.2 million in 1997. The severance cost, write-downs associated with international operations and the provision for doubtful accounts are also associated with the downturn in the oil services industry.

         Interest expense increased by $12.9 million or 147 %, to $21.6 million for the year ended December 31,1998, compared to $8.7 million for the year ended December 31, 1997. The increase is due to an increase in the average outstanding debt balance of $112.1 million to $214.5 million for the year ended December 31, 1998 from $102.4 for the year ended December 31, 1997. This increase in the outstanding debt balance is primarily due to the issuance of $175.0 million of Notes during June 1997 to complete the GWDC merger and to continue refurbishment of the rigs purchased in 1997 and the issuance of $75 million of Notes in May 1998 of which $30 million was used to repay the indebtedness incurred under the Bank Credit Facility to partially finance the acquisition of Murco.

         Other income, net increased by $1.2 million to $4.5 million for the year ended December 31, 1998, as compared to $3.3 million for the year ended December 31, 1997. The increase is primarily due to the $1.8 million gain recognized during 1998 on the sale of rigs and drilling related equipment of the Company's Eastern Division located in Ohio to Union Drilling, Inc., an affiliate of two of the Company's directors and the $543,000 gain also recognized during 1998 on the sale of a rig yard.

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1997 AND 1996

         Contract drilling revenues increased approximately $134.1 million, or 164%, to $215.9 million for the year ended December 31, 1997 compared to $81.8 million for the year ended December 31, 1996. This increase is primarily due to an increase in revenue from domestic operations of $156.9 million due to an increase in average revenue per rig day worked of $1,437 and an increase in utilization of 16,525 days. The increase in operating days is due to the acquisition of 57 operating rigs in late 1996 and 1997 as well as an overall increase in utilization. The increase in revenue from domestic operations was partially offset by a decrease in revenue from foreign operations of $22.8 million where rig days worked decreased by 2,864 days. During 1996, the Company suspended its operations in the Mexico and Argentina markets due to a decline in revenue per rig day worked and rig utilization. Revenue generated in Mexico and Argentina markets during 1997 was zero compared to $11.3 million for the year ended December 31, 1996. Revenue generated in Venezuela decreased by $11.5 million to $6.5 million for the year ended December 31, 1997 compared to $18.0 million for the year ended December 31, 1996. This decrease is due primarily to the expiration of a contract to supply labor for four drilling rigs.

         Drilling expenses increased by $82.7 million, or 103.2%, to $162.8 million for the year ended December 31, 1997 compared to $80.1 million for the year ended December 31, 1996. The increase is due to an increase in drilling expenses from domestic operations of $105.9 million partially offset by a decrease in drilling expenses from foreign operations of $23.2 million. Drilling expenses from domestic operations increased by $105.9 million, or 215%, to $155.0 million for the year ended December 31, 1997 from $49.1 million for the year ended December 31, 1996. This increase is primarily due to increased utilizations, but is also partially due to increasing direct labor and other costs. The decrease in drilling expenses from foreign operations of $23.2 million, or 75%, to $7.7 million for the year ended December 31, 1997 from

$31.0 million for the year ended December 31, 1996 is due to the withdrawal from the Mexico and Argentina markets and the expiration of the labor contracts in Venezuela discussed previously.

         Depreciation expense increased by $16.3 million, or 347%, to $21.0 million for the year ended December 31, 1997 compared to $4.7 million for the year ended December 31, 1996. However, depreciation as a percentage of revenue increased by only 4% to approximately 10% for the year ended December 31, 1997 from 6% for the year ended December 31, 1996. The increase is due to the incrementally higher cost basis of the rigs acquired in recent transactions.

         During the year ended December 31, 1996 the company recorded non-recurring charges of $6.1 million which included $1.1 million in employment severance costs, $4.6 million dollars in cost to exit the Argentina and Mexico markets and $400,000 of other non-recurring charges. The employment severance cost included $602,000 in contractual severance pay to be paid over a two year period to the Company's former President and Chief Executive Officer and the transfer to him of certain drilling equipment with a net book value of $535,000 in settlement of a dispute over stock options to purchase Company Common stock. As a result of the Company's desire to redeploy assets to more productive markets the Company has withdrawn from both the Argentina and Mexico markets. As a result, in 1996, the Company recorded estimated exit cost of $1.3 million for Mexico which primarily consisted of the forfeiture of a performance bond and other costs incurred to close the office and exit cost of $800,000 for Argentina which primarily consist of costs incurred during the period necessary to exit the market and close the office. In addition, during the first quarter of 1997, the Company sold three of the six drilling rigs and certain other assets located in Argentina for $1.5 million. In contemplation of the sale, in 1996 the Company recorded a write-down of rig equipment and other assets of $2.5 million. The remaining Argentina drilling rigs have been mobilized out of Argentina to the United States where they have been refurbished and returned to service. Mobilization costs of approximately $900,000 were incurred during 1997 and are included in operating expense.

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

FOREIGN EXCHANGE

         Venezuelan operations are often performed by the Company pursuant to drilling contracts under which payments to the Company are denominated in United States Dollars but are payable in Venezuelan currency at a floating exchange rate. Although the Company's Venezuelan contracts usually allow the Company to exchange up to 35% of payments made to it in Venezuelan currency for United States Dollars for a limited period of time following the payment and at the official Venezuelan exchange rate in effect at the time the payment was made to the Company (thus offering limited protection against adverse currency fluctuation), the Company is typically subject to the risk of adverse currency fluctuations with respect to the balance of such payments. Additionally, a significant portion of costs and expenses relating to the Company's international operations are comprised of goods and services procured in the respective foreign countries and paid for in the respective countries' currencies. Accordingly, management expects that the Company's subsidiaries operating in Venezuela will be required to maintain significant cash balances in Venezuelan currency. The Company is not a party to any currency hedging arrangements and has not during the three-year period ending December 31, 1998 entered into any currency hedges to protect it from foreign currency losses. Instead, the Company attempts to manage assets in foreign countries to minimize its exposure to currency fluctuations. Despite those efforts, however, the Company remains subject to the risk of foreign currency losses. During the year ended December 31, 1998, the Company recognized a foreign exchange loss of $178,000,
                                      -24-
while in 1997 and 1996, $50,000 and $404,000, respectively, were recorded as decreases in shareholders' equity due to a devaluation of the Venezuelan Bolivar.

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

         The Company believes that as of February 28, 1999, it had completed approximately 40% of the initiatives necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 60% of the initiatives are in process and expected to be completed on or about June 30, 1999. As of December 31, 1998, the Company had incurred costs of approximately $60,000 related to its Year 2000 identification, assessment, remediation, and testing efforts consisting of upgrades to existing software. The Company estimates that the future costs associated with the Year 2000 issue will not be material, and as such will not have a significant impact on the Company's financial position or operating results.

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

         In the event the Company's key vendors do not achieve Year 2000 compliance, the Company could experience delays in delivery of supplies or services to its drilling rigs resulting in less efficient operations, temporary work stoppages or the loss of potential future contracts. If the Company's customers do not achieve Year 2000 compliance the Company's cash flow could be negatively impacted due to customers' inability to process invoices and issue checks. While the Company believes its accounting systems will be Year 2000 compliant on a timely basis, in the event that they are not, significant increase in manpower may be required to generate financial reports and process invoices for payment.

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

OTHER

         Grey Wolf, Inc. is a holding company, substantially all of its operations are conducted through and substantially all of its assets consist of equity interest in its subsidiaries. As a holding company, Grey Wolf Inc.'s liquidity is dependent on the operations of its subsidiaries. Certain financing arrangements that Grey Wolf, Inc. and its subsidiaries are party to restrict Grey Wolf, Inc.'s ability to access funds from its subsidiaries.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Interest Rate Risk. The Company is subject to market risk exposure related to changes in interest rates on its CIT Facility. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.5%, depending upon the Company's debt service coverage ratio for the trailing 12 month period. At December 31, 1998 and as of March 1, 1999 the Company had no outstanding balance under the CIT Facility and as such has no exposure at this time to a change in the interest rate.

         Foreign Currency Exchange Rate Risk. The Company currently conducts business in Venezuela and is sensitive to fluctuations in foreign currency exchange rates. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Foreign Exchange.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


Independent Auditors' Report.......................................................28

Consolidated Balance Sheets as of December 31, 1998 and 1997.......................29

Consolidated Statements of Operations for the Years
         Ended December 31, 1998, 1997, and 1996...................................30

Consolidated Statements of Shareholders' Equity and Comprehensive Income
         for the Years Ended December 31, 1998, 1997 and 1996......................31

Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1998, 1997, and 1996...................................32

Notes to Consolidated Financial Statements.........................................34

Financial Statement Schedule:
          Schedule II - Valuation and Qualifying Accounts..........................48


Schedules other than those listed above are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Grey Wolf, Inc.:

         We have audited the accompanying consolidated balance sheets of Grey Wolf, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grey Wolf, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                    KPMG LLP


Houston, Texas
February 16, 1999

                        GREY WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                           December 31,
                                                                    ------------------------
                                                                       1998           1997
                                                                    ---------      ---------
                                          ASSETS
Current assets:
    Cash and cash equivalents                                       $  45,895      $  53,626
    Restricted cash - insurance deposits                                  762            450
    Accounts receivable, net of allowance
          of $1,106 and $1,053, respectively                           30,598         56,499
    Prepaids and other current assets                                   3,426          7,106
                                                                    ---------      ---------
       Total current assets                                            80,681        117,681

Property and equipment:
    Land, buildings and improvements                                    5,538          5,293
    Drilling equipment                                                561,850        430,524
    Furniture and fixtures                                              1,920          1,573
                                                                    ---------      ---------
       Total property and equipment                                   569,308        437,390
    Less: accumulated depreciation and amortization                  (157,992)       (28,302)
                                                                    ---------      ---------
       Net property and equipment                                     411,316        409,088

Other noncurrent assets                                                 9,306          6,983
                                                                    ---------      ---------

                                                                    $ 501,303      $ 533,752
                                                                    =========      =========


                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                            $   1,162      $   1,148
    Accounts payable - trade                                           13,761         29,434
    Accrued workers' compensation                                       4,503          2,678
    Payroll and related employee costs                                  3,672          8,103
    Accrued interest payable                                           11,096          7,938
    Other accrued liabilities                                           1,998          1,736
                                                                    ---------      ---------
       Total current liabilities                                       36,192         51,037

Senior notes                                                          249,268        174,182
Long-term debt, net of current maturities                               1,259          2,043
Other long-term liabilities                                             1,460          3,863
Deferred income taxes                                                  46,128         53,106
Series A preferred stock - mandatorily redeemable                         305            305

Commitments and contingent liabilities                                     --             --

Shareholders' equity:
    Series B Preferred stock, $1 par value; 10,000 shares
       authorized, none outstanding                                        --             --
    Common stock, $.10 par value; 300,000,000 shares
       authorized; 165,065,391 and 164,746,291 issued and
       outstanding, respectively                                       16,506         16,474
    Additional paid-in capital                                        270,389        269,733
    Cumulative translation adjustments                                   (454)          (454)
    Accumulated deficit                                              (119,750)       (36,537)
          Total shareholders' equity                                  166,691        249,216
                                                                    ---------      ---------

                                                                    $ 501,303      $ 533,752
                                                                    =========      =========


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)


                                                          Years Ended December 31,
                                                  ---------------------------------------
                                                     1998           1997           1996
                                                  ---------      ---------      ---------
Revenues:
    Contract drilling                             $ 240,979      $ 215,923      $  81,767

Costs and expenses:
    Drilling operations                             191,417        162,752         80,086
    Depreciation and amortization                    38,069         20,957          4,689
    General and administrative                        8,880          8,081          4,274
    Provision for asset impairment                   93,193             --             --
    Provision for doubtful accounts                   1,723           (200)           302
    Unusual charges                                   1,722             --          6,131
                                                  ---------      ---------      ---------
       Total costs and expenses                     335,004        191,590         95,482
                                                  ---------      ---------      ---------

Operating income (loss)                             (94,025)        24,333        (13,715)

Other income (expense):
    Interest expense                                (21,621)        (8,748)        (1,220)
    Interest income                                   1,946          1,248            505
    Gain on sale of assets                            2,709          1,692          3,078
    Other, net                                         (173)           324            475
                                                  ---------      ---------      ---------
          Other income (expense), net               (17,139)        (5,484)         2,838
                                                  ---------      ---------      ---------

Income (loss) before income taxes                  (111,164)        18,849        (10,877)

Income tax expense (benefit)                        (27,951)         8,631            845
                                                  ---------      ---------      ---------

Net income (loss)                                   (83,213)        10,218        (11,722)

Series A preferred stock redemption premium              --           (240)           (13)
Series B preferred stock subscription
    dividend requirement                                 --             --           (402)
                                                  ---------      ---------      ---------
Net income (loss) applicable to Common  stock     $ (83,213)     $   9,978      $ (12,137)
                                                  ---------      ---------      ---------

Basic net income (loss) per Common share          $    (.50)     $     .07      $    (.18)
                                                  =========      =========      =========

Basic weighted average shares outstanding           164,944        145,854         67,495
                                                  =========      =========      =========

Diluted net income (loss) per Common share        $    (.50)     $     .07      $    (.18)
                                                  =========      =========      =========

Diluted weighted average shares outstanding         164,944        149,724         67,495
                                                  =========      =========      =========

          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                        Series B
                                        Preferred                Common                                 Cumulative
                                         Stock                    Stock      Additional               Comprehensive
                                         $1 par         Common  $.10 par      Paid-in                     Income
                                          Value         Shares    Value       Capital      Deficit      Adjustments         Total
Balance, December 31, 1995              $   4,000       38,669  $   3,867     $  46,458   $ (34,631)     $      --      $  19,694

    Issuance of shares in Merger
       transactions                            --       78,848      7,885        41,673          --             --         49,558

    Issuance of shares in Mesa
       transaction                             --        5,500        550         6,985          --             --          7,535

    Issuance of shares in
       Wexford transaction                     --        1,750        175         3,945          --             --          4,120

    Exercise of stock options                  --          276         27           253          --             --            280

    Redemption of Series A
       Preferred stock                         --           --         --           (13)         --             --            (13)

    Series B Preferred Stock dividend
       requirement                            402           --         --            --        (402)            --             --

    Recision of Series B Preferred
       stock subscription                  (4,402)          --         --            --          --             --         (4,402)

    Comprehensive income:
       Unrealized translation loss             --           --         --            --          --           (404)          (404)
       Net loss                                --           --         --            --     (11,722)            --        (11,722)
                                        ---------    ---------  ---------     ---------   ---------      ---------      ---------
    Total comprehensive income                 --           --         --            --     (11,722)          (404)       (12,126)
                                        ---------    ---------  ---------     ---------   ---------      ---------      ---------

Balance, December 31, 1996                     --      125,043     12,504        99,301     (46,755)          (404)        64,646

    Issuance of shares in
       Flournoy acquisition                    --       12,426      1,243        29,823          --             --         31,066

    Exercise of stock options                  --          777         78         1,624          --             --          1,702

    Redemption of Series A
       Preferred stock                         --           --         --          (240)         --             --           (240)

    Issuance of shares in
       Grey Wolf merger                        --       14,000      1,400        46,200          --             --         47,600

    Sale of Common stock                       --       12,500      1,249        93,025          --             --         94,274

    Comprehensive income:
       Unrealized translation loss             --           --         --            --          --            (50)           (50)
       Net income                              --           --         --            --      10,218             --         10,218
                                        ---------    ---------  ---------     ---------   ---------      ---------      ---------
    Total comprehensive income                 --           --         --            --      10,218            (50)        10,168
                                        ---------    ---------  ---------     ---------   ---------      ---------      ---------

Balance, December 31, 1997                     --      164,746     16,474       269,733     (36,537)          (454)       249,216

    Exercise of stock options                  --          319         32           656          --             --            688

    Comprehensive income - net loss            --           --         --            --     (83,213)            --        (83,213)
                                        ---------    ---------  ---------     ---------   ---------      ---------      ---------

Balance, December 31, 1998              $      --      165,065  $  16,506     $ 270,389   $(119,750)     $    (454)     $ 166,691
                                        =========    =========  =========     =========   =========      =========      =========


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                       Years Ended December 31,
                                                               ---------------------------------------
                                                                 1998           1997           1996
                                                               ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                          $ (83,213)     $  10,218      $ (11,722)
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                              38,069         20,957          4,689
       Provision for asset impairment                             93,193             --             --
       Provision for doubtful accounts                             1,723           (200)           302
       Unusual charges                                                --             --          2,497
       Gain on sale of assets                                     (2,709)        (1,692)        (3,078)
       Foreign exchange loss                                         178             --             --
       Deferred income taxes                                     (27,033)         7,864             --
    (Increase) decrease in restricted cash                          (312)           550            612
    (Increase) decrease in accounts receivable                    24,014        (28,336)         3,255
    (Increase) decrease in other current assets                    3,585         (1,064)         3,147
    Increase (decrease) in accounts payable trade                (15,616)         8,783           (703)
    Increase (decrease) in accrued workers' compensation           1,825            201         (1,855)
    Increase (decrease) in customer advances                        (478)        (2,841)         2,350
    Increase (decrease) in other current liabilities              (1,327)         7,208         (1,167)
    Increase (decrease) in  minority interest                         --         (1,197)         1,047
    Increase (decrease) in other                                  (1,100)         1,332           (813)
                                                               ---------      ---------      ---------
       Cash provided by (used in) operating activities            30,799         21,783         (1,439)
                                                               ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and equipment additions                            (114,294)      (218,723)       (38,436)
    Proceeds from sales of equipment                               4,386          5,382          4,917
                                                               ---------      ---------      ---------
       Cash used in investing activities                        (109,908)      (213,341)       (33,519)
                                                               ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from senior notes                                    75,000        174,161             --
    Proceeds from long-term debt                                  30,620         52,811         31,542
    Repayments of long-term debt                                 (31,304)       (78,141)       (16,544)
    Proceeds from sale of Common stock                                --         94,274         28,678
    Senior notes financing costs                                  (3,626)        (5,086)            --
    Proceeds from exercise of stock options                          688          1,702            280
    Redemption of Series A Preferred stock                            --           (699)          (149)
    Recession of preferred stock subscriptions                        --             --         (4,402)
                                                               ---------      ---------      ---------
       Cash provided by financing activities                      71,378        239,022         39,405
                                                               ---------      ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               --             --           (144)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (7,731)        47,464          4,303
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      53,626          6,162          1,859
                                                               ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $  45,895      $  53,626      $   6,162
                                                               =========      =========      =========

          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)



                                                                  Years Ended December 31,
                                                           -----------------------------------
                                                             1998          1997         1996
                                                           --------      --------     --------

SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID FOR INTEREST:                                    $ 17,955      $  2,572     $  1,220
                                                           ========      ========     ========
CASH PAID FOR (REFUND OF) TAXES:                           $ (1,985)     $  1,999     $     --
                                                           ========      ========     ========

NON CASH TRANSACTIONS:

    Issuance of Common stock for Oliver/Mullen rigs
       Change in property and equipment additions          $     --      $     --     $ 25,000
       Change in issuance of Common stock                        --            --       25,000


    Issuance of Common stock for Mesa rigs
       Change in property and equipment additions                --            --        7,783
       Change in issuance of Common stock                        --            --        7,535
       Change in deferred tax liability                          --            --          248

    Issuance of Common stock for Flournoy acquisition
       Change in property and equipment additions                --        40,503           --
       Change in issuance of Common stock                        --        31,066           --
       Change in deferred tax liability                          --         9,437           --

    Issuance of Common stock for Grey Wolf acquisition
       Change in property and equipment additions                --        86,038           --
       Change in issuance of Common stock                        --        47,600           --
       Change in deferred tax liability                          --        35,557           --
       Change in accounts receivable                             --        12,097           --
       Change in prepaids and other current assets               --           859           --
       Change in other assets                                    --           180           --
       Change in accounts payable                                --         8,825           --
       Change in accrued workers' compensation costs             --           975           --
       Change in payroll and related employee costs              --         1,305           --
       Change in customer advances                               --           898           --
       Change in income tax payable                              --         1,099           --
       Change in other accrued liabilities                       --         1,832           --
       Change in long term debt                                  --         1,083           --

    Murco acquisition
       Change in property and equipment additions            20,055            --           --
       Change in deferred tax liability                      20,055            --           --

          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    Summary of Significant Accounting Policies

         Nature of Operations. Grey Wolf, Inc. (formerly DI Industries, Inc.) is a Texas corporation formed in 1980. On July 14, 1997, by written consent, the Board of Directors and a majority of the shareholders of DI Industries, Inc. approved an amendment to the corporate charter to change the name of the company from DI Industries, Inc. to Grey Wolf, Inc. The Articles of Amendment effecting the amendment were filed with the Texas Secretary of State on September 18, 1997.

         Principles of Consolidation and Basis of Presentation. Grey Wolf, Inc. is engaged in the business of providing onshore contract drilling services to the oil and gas industry. Grey Wolf, Inc. and its subsidiaries conduct operations in Texas, Arkansas, Louisiana, Mississippi and other states and has international operations in Venezuela. The consolidated financial statements include the accounts of Grey Wolf, Inc. and its majority-owned subsidiaries ("the Company" or "Grey Wolf"). All significant intercompany accounts and transactions are eliminated in consolidation.

         Property and Equipment. Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets between three and fifteen years. Effective January 1, 1998, the Company changed the depreciable lives of the majority of its drilling rigs from 12 to 15 years to better reflect the useful lives of the Company's refurbished and upgraded rig fleet. The effect of this change reduced depreciation expense for the year ended December 31, 1998 by approximately $6.0 million.

         Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long- Lived Assets and Long-Lived Assets to be Disposed of " sets forth guidance as to when to recognize an impairment of long-lived assets and how to measure such impairment. The standard requires certain assets be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Based on the application of SFAS No. 121 the Company recognized a $93.2 million pretax charge during 1998 (See Note 11 for additional information).

         Revenue Recognition. Revenue from turnkey drilling contracts is recognized using the percentage-of- completion method based upon costs incurred to date and estimated total contract costs. Revenue from daywork, footage and hourly drilling contracts is recognized based upon the provisions of the contract. Provision is made currently for anticipated losses, if any, on uncompleted contracts.

         Foreign Currency Translation. Venezuela has a highly inflationary economy as defined by Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." As such, the Company's functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in foreign currency are re-measured to U.S. dollars at the rate of exchange in effect at the end of the period, items of income and expense and other non-monetary amounts are re-measured at historical rates. Gains or losses on foreign currency re-measurement are included in other income (expense), net in the consolidated statement of operations. During the year ended December 31, 1998, the Company recognized foreign exchange losses of $178,000. Prior to 1998, assets and liabilities of foreign subsidiaries were translated into United States dollars at the applicable rate of exchange in effect at the end of the period reported. Revenues and expenses were translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments were reflected as a separate component of shareholders' equity. Any transaction gains and losses were included in net income. During 1997 and 1996 respectively, the Company recorded unrealized translation losses of $50,000 and $404,000 as a reduction of shareholders' equity.

         Income (Loss) per Share. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company adopted SFAS No. 128 effective December 31, 1997, and accordingly, has restated herein all previously reported earnings per share data. Basic earnings per share is based on weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options, warrants and convertible preferred stock. During 1998 and 1996, the Company's diluted earnings per share excludes all contingently issuable shares as they were antidilutive. A reconciliation of the weighted average common shares outstanding on a basic and diluted basis is as follows (in thousands):

                                         GREY WOLF, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                     1998        1997        1996
                                   -------     -------     -------
Weighted average common shares
    outstanding - Basic            164,944     145,854      67,495

Effect of dilutive securities:
    Options                             --       2,883          --
    Redeemable preferred stock          --         329          --
    Warrants                            --         658          --
                                   -------     -------     -------
                                        --       3,870          --
                                   -------     -------     -------
Weighted average common shares
    outstanding - Diluted          164,944     149,724      67,495
                                   =======     =======     =======

         Income Taxes. The Company records deferred tax liabilities utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Interest Capitalization. Interest is capitalized on rig refurbishments during the refurbishment period. Interest is capitalized to the rigs using an allocation method based on the Company's actual interest cost. Total interest capitalized for the years ended December 31, 1998 and 1997 was $874,000 and $1.8 million, respectively. No interest was capitalized for the year ended December 31, 1996.

         Fair Value of Financial Instruments. The carrying amount of the Company's cash and short-term investments approximates fair value because of the short maturity of those instruments. The carrying amount of the Company's credit facility approximates fair value as the interest is indexed to the prime rate or LIBOR. The fair value of the senior notes at December 31, 1998 was $203 million compared to the carrying value of $250 million. For the year ended December 31, 1997, fair value of the senior notes approximated carrying value as the Company's notes were being traded at their face amounts. Fair value was estimated based on quoted market prices.

         Cash Flow Information. Cash flow statements are prepared using the indirect method. The Company considers all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

         Restricted Cash. Restricted cash consists of investments in interest bearing certificates of deposit totaling $762,000 and $450,000 at December 31, 1998 and 1997, respectively, as collateral for a letter of credit securing insurance deposits. The carrying value of the investments approximates the current market value.

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

         Comprehensive Income. During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components. Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events, other than transactions with its stockholders. In addition to net income (loss), comprehensive income of the Company includes cumulative translation losses.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(2)      SIGNIFICANT PROPERTY TRANSACTIONS

         On May 7, 1996 the Company entered into two separate definitive merger agreements (the "Mergers") to effect a $25 million equity infusion and the acquisition of deep drilling equipment. These Mergers were closed on August 29, 1996.

         Under the first agreement, R.T. Oliver, Inc. ("RTO") and Land Rig Acquisition Corporation ("LRAC") merged with a new subsidiary of the Company with the capital stock of RTO and LRAC being exchanged for 39,423,978 shares of the Company's Common stock. In addition, warrants were issued to acquire up to 1,720,000 additional shares of Grey Wolf Common stock, the exercise of which is contingent upon the occurrence of certain events. As a result of certain events which occurred prior to December 31, 1998, 244,000 warrants remained outstanding and the remainder were canceled. These Mergers resulted in the acquisition of 18 idle, deep capacity land drilling rigs.

         Under the second agreement, a subsidiary of Somerset Drilling Associates, L.L.C. ("Somerset"), a privately-held investment limited liability company, was merged into the Company. The stock of the subsidiary was exchanged for 39,423,978 shares of Grey Wolf Common stock and warrants to acquire up to 1,720,000 shares of Grey Wolf Common stock, the exercise of which is contingent upon the occurrence of certain events. As a result of certain events which occurred prior to December 31, 1998, 244,000 warrants remained outstanding and the remainder were canceled. This merger transaction resulted in a $25 million equity infusion into the Company.

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

         On December 31, 1996, the Company completed the acquisition of all the South Texas operating assets of Diamond M Onshore, Inc., a wholly owned subsidiary of Diamond Offshore Drilling, Inc. The assets were acquired for approximately $26 million in cash and consist of ten land drilling rigs, 19 hauling trucks, a yard facility in Alice, Texas and various other equipment and drill pipe.

         On January 31, 1997, the Company acquired the operating assets of Flournoy Drilling Company ("Flournoy") for 12.4 million shares of the Company's Common stock and $800,000 in cash. The assets acquired included 13 drilling rigs, 17 rig hauling trucks, a yard and office facility in Alice, Texas, and various other equipment and drill pipe.

         In May and June 1997, the Company purchased six stacked rigs in four separate transactions for an aggregate purchase price of $15.8 million in cash. Four of the rigs were purchased from an affiliate of one of the Company's directors.

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         In July 1997, the Company purchased one operating rig for $2.4 million in cash. In August 1997, the Company purchased six stacked drilling rigs and related equipment from Cactus Drilling Company, a division of Kaiser-Francis Oil Company, for $25.4 million (the "Kaiser-Francis Rig Purchase").

         On September 15, 1997, the Company entered into a definitive agreement to acquire substantially all of the operating assets of Justiss Drilling Company (the "Justiss Acquisition"), a division of Justiss Oil Company, Inc. The assets included a fleet of 12 operating drilling rigs and related equipment. The total purchase price for the Justiss acquisition was $36.1 million in cash of which $28.6 million was paid on October 21, 1997, upon delivery of nine of the 12 rigs. The remaining three rigs were purchased and the balance of the purchase price ($7.5 million) was paid in November 1997, as each rig completed a turnkey drilling contract. The Company borrowed $28.0 million under its bank credit facility for the first nine rigs and the November purchases were funded from the Company's stock offering (discussed below). Two of the rigs acquired have been taken out of service and used for spare parts.

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

         On January 30, 1998, the Company acquired all of the outstanding common stock of Murco Drilling Corporation ("Murco") for $60.8 million in cash. At closing, Murco had net liabilities of approximately $4.5 million. The Company funded this stock purchase out of working capital and $30 million borrowings under its bank credit facility. Murco operated ten land drilling rigs in Texas, Louisiana, Mississippi and Alabama.

         On February 26, 1998, the Company signed a definitive agreement to sell all of the rigs and drilling related equipment of the Company's Eastern Division located in Ohio to Union Drilling, Inc. ("Union"), an affiliate of two of the Company's directors, for $2.4 million. The sale closed in steps as each of the rigs completed its current drilling contract with the last transaction being completed on March 4, 1998. The Eastern division rig fleet consisted of six 450 horsepower mechanical rigs. The Company recorded a gain of $1.8 million on the sale during the first quarter of 1998.

         Since late 1996, twenty-four of the idle rigs acquired in the above transactions have been refurbished and are ready for service. The remaining nine rigs are included in the Company's inventory of twelve rigs to be refurbished as market conditions improve. Each of the Company's acquisitions have been accounted for using purchase accounting. As such all revenues and expenses have been recorded by the Company beginning at the date of acquisition.

         The following unaudited pro forma consolidated financial data for the year ended December 31, 1998 includes the historical results of the Company for the year ended December 31, 1998, and gives effect to the acquisition of Murco and related borrowings under the bank credit facility, as if they had occurred on January 1, 1998. The following unaudited pro forma consolidated financial data for the year ended December 31, 1997 includes the historical results of the Company for the year ended December 31, 1997, and gives effect to the acquisition of Murco and related borrowings under the bank credit facility as well as the previously disclosed merger, acquisitions and sale transactions which occurred before December 31, 1997, as if they occurred on January 1, 1997. Inventory rig purchases had no historical operations as the rigs had been stacked and the impact of the unaudited pro forma consolidated financial data is not material and has not been presented.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                       For the Years Ended December 31,
                                                      -----------------------------------
                                                         1998                      1997
                                                      ----------                ---------
                                                      (Amounts in thousands, except
                                                             per share amounts)

              Total revenues                          $  243,052                 $ 298,426
              Net income (loss) applicable
                  to common stock                        (83,151)                    6,872

              Net income (loss) per basic
              and diluted share                             (.50)                      .04

(3)      INCOME TAXES

         The Company and its U.S. subsidiaries file consolidated federal income tax returns. The components of the provision for income taxes consisted of the following (amounts in thousands):

                                                            For the Years Ended December 31,
                                                          ------------------------------------
                                                            1998            1997         1996
                                                          ---------       -------       ------
       Current
              Federal                                     $    (935)      $   949       $   --
              State                                              --           108           --
              Foreign                                            17          (290)         845
                                                          ---------       -------       ------
                                                               (918)          767          845
                                                          =========       =======       ======
       Deferred
              Federal                                       (23,377)        6,654           --
              State                                          (3,656)        1,210           --
              Foreign                                            --            --           --
                                                          ---------       -------       ------
                                                          $ (27,033)      $ 7,864       $   --
                                                          =========       =======       ======

       Deferred income taxes are determined based upon the difference between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes, and net operating loss and tax credit carryforwards. The tax effects of the Company's temporary differences and carryforwards are as follows (amounts in thousands):

                                                                  December 31,
                                                            ----------------------
                                                              1998           1997

       Deferred tax assets
              Net operating loss carryforwards              $ 18,502       $  3,463
              Tax credit carryforwards                         2,414          3,349
              Workers compensation accruals                    2,281          2,290
              Other                                              423            499
                                                            --------       --------
                                                              23,620          9,601
              Valuation allowance                             (2,400)        (2,400)
                                                            --------       --------
                                                              21,220          7,201
       Deferred tax liabilities
              Depreciation and amortization                   67,348         60,307
                                                            --------       --------

       Net deferred tax liability                           $ 46,128       $ 53,106
                                                            ========       ========

         At December 31, 1998 and 1997, the Company had U.S. net operating loss ("NOL") carryforwards of $69.4 million and $32.0 million, respectively, which expire at various times through 2018. In addition, the Company had investment tax credit carryforwards ("ITC") of approximately $2.4 million which expire in 2000. The NOL and ITC carryforwards are subject to annual limitations as a result of the changes in ownership of the Company in 1989, 1994 and 1996.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       For financial reporting purposes, approximately $21.0 million of the NOL carryforwards was utilized to offset the book versus tax basis differential in the recording of the assets acquired in the Mergers and the Mesa acquisition in 1996.

       The following summarizes the differences between the federal statutory tax rates (35%, 35%, 34%, respectively) and the Company's effective tax rate (amounts in thousands):

                                                               For the Years Ended December 31,
                                                               1998          1997         1996
                                                             --------      --------     --------
          Income tax expense (benefit) at statutory rate     $(38,908)     $  6,597     $ (3,698)

          Increase (decrease) in taxes resulting from:
                 Permanent differences                         10,004           838           --
                 Change in valuation allowance                     --            --        1,169
                 Loss of foreign deductions                     3,040           292        3,374
                 State taxes (net)                             (2,376)          857           --
                 Other                                            289            47           --
                                                             --------      --------     --------
          Income tax expense (benefit)                       $(27,951)     $  8,631     $    845
                                                             ========      ========     ========

(4)    LONG-TERM DEBT

       Long-Term debt consists of the following (amounts in thousands):

                                                                                        December 31,
                                                                                     1998         1997
                                                                                   --------     --------
          $250,000 and $175,000, respectively, senior notes due 2007, general unsecured senior obligations guaranteed by the Company's domestic subsidiaries, bearing interest
             at 8 7/8% per annum payable semiannually                              $249,268     $174,182

          Capital leases, secured by transportation and other equipment,
             bearing interest at 10% to 14%                                           2,421        3,191
                                                                                   --------     --------
                                                                                    251,689      177,373

          Less current maturities                                                     1,162        1,148
                                                                                   --------     --------
          Long-term debt                                                           $250,527     $176,225
                                                                                   ========     ========


             Concurrently with the closing of the GWDC merger in June 1997, the Company concluded a public offering of $175 million in principal amount of senior notes ("Notes"). The Notes bear interest at 8 7/8% per annum and mature July 1, 2007. The net proceeds from the sale of the Notes were used (i) to pay the cash portion of the GWDC merger, (ii) to repay the Company's then outstanding balance under its revolving line of credit from its commercial banks, (iii) to pay the purchase price for the Kaiser-Francis Rig Purchase and the additional rig purchases and (iv) for capital expenditures to refurbish certain of the Company's rigs and for other general corporate purposes. The Notes are general unsecured senior obligations of the Company and are guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company.

         In May 1998, the Company completed an additional offering of $75.0 million of senior notes ("Notes"). The terms and conditions of these newly issued notes are substantially consistent with the senior notes issued in June 1997. The net proceeds from the offering were $71.4 million after deducting commissions fees and expenses. All fees and expenses are being amortized over the life of the Notes. A portion of the net proceeds from the offering was used to repay approximately $30.0 million of indebtedness then outstanding under the Company's bank credit facility. The remaining proceeds will be used for general corporate purposes.

         Except as discussed below, the Notes are not redeemable at the option of the Company prior to July 1, 2002. On or after such date, the Company shall have the option to redeem the Notes in whole or in part during the twelve months beginning July 1, 2002 at 104.4375%, beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at 101.4792% and

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


beginning July 1, 2005 and thereafter at 100.0000% together with any interest accrued and unpaid to the redemption date. However, at any time during the first 36 months after the issue date, the Company may at its option, redeem up to a maximum of 30% of the aggregate principal amount with the net cash proceeds of one or more equity offerings at a redemption price equal to 108.875% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date provided that at least $170.0 million aggregate principal amount shall remain outstanding immediately after the occurrence of any such redemption. Upon a Change of Control as defined in the Indentures, each holder of the Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

         Effective January 14, 1999, the Company terminated its senior secured revolving credit facility ("the Bank Credit Facility") with a syndicate of commercial banks. The Bank Credit Facility provided the Company with the ability to borrow up to $50.0 million from time to time prior to April 30, 2000, subject to the certain reductions with up to $5.0 million of such amount available for letters of credit. Interest under the Bank Credit Facility accrued at a sliding variable rate based on certain financial ratios of either LIBOR plus 1.75% to 2.5% or prime plus .75% to 1.5%. The Company paid commitment fees of .5% on the unused portion of the Bank Credit Facility. The Bank Credit Facility was secured by substantially all of the Company's assets and called for quarterly interest payments on the outstanding balance. At December 31, 1998 and 1997, there were no borrowings outstanding under the Bank Credit Facility. The Bank Credit Facility also contained customary affirmative and negative covenants with which the Company was in compliance at December 31, 1998.

         In connection with the termination of the Facility, in January 1999, the Company wrote off approximately $600,000 of deferred loan costs related to the Facility.

         Also on January 14, 1999, the Company entered into a new senior secured revolving credit facility with The CIT Group/Business Credit, Inc. ("the CIT Facility"), replacing its prior $50.0 million facility. The CIT Facility provides the Company with the ability to borrow up to the lessor of $50.0 million or 50% of the orderly liquidation value (as defined in the agreement) of marketable drilling rig equipment located in the 48 contiguous United States. The CIT Facility is a four year revolving facility with periodic interest payments at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.5% or prime plus .25% to 1.5%. During the first year of the CIT Facility the interest rate is fixed at LIBOR plus 2.5% or prime plus 1%. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility. In addition, the CIT Facility contains certain affirmative and negative covenants including a minimum appraisal value of the drilling rigs and related equipment plus certain financial covenants which take effect if the Company's cash on hand and borrowing capacity under the CIT Facility falls below $25 million. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75 million of the equipment out of the collateral pool for other purposes. The Company currently has no borrowings outstanding under the CIT facility.

         During 1995, the Company issued 190,000 shares, out of 200,000 authorized, of Series A Preferred stock valued at $1,900,000. The Series A Preferred is redeemable in cash at a redemption price payable from available cumulative Venezuelan positive net cash flows, as defined, commencing the first fiscal quarter following the original issuance date. The Company may redeem, at any time, the Series A Preferred stock upon consent of the holders or upon written notice commencing five years from the original issuance date. At the election of the Company, dividends may be declared and payable in common stock equivalent to the value of the dividends. Each Series A Preferred holder of record has no voting right on any matters voted on by stockholders of the Company. During 1997 and 1996, the Company voluntarily redeemed 45,900 and 13,500 shares, respectively, of Series A Preferred leaving 30,600 shares outstanding at December 31, 1998.

         Annual maturities of the debt outstanding at December 31, 1998 for the next five years are as follows (amounts in thousands): 1999 - $1,162; 2000 - $835; 2001 - $374; 2002 - $50; 2003 - $-0- and thereafter $249,268.

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$1. This stock had annual dividends of 15% per annum, payable through the issuance of additional preferred shares for the first three years. On August 28, 1996, the $4,000,000 subscription plus accrued dividends was repaid to Norex Drilling by the Company with the proceeds from a term loan.

         On December 31, 1996, in connection with closing the Bank Credit Facility, the Company completed a private placement of 1,750,000 shares of Grey Wolf common stock for approximately $4,120,000 to four funds managed by Wexford Management LLC. The proceeds generated from this private placement were utilized to repay the above mentioned $4,000,000 term note. Immediate shelf registration rights were also granted by Grey Wolf in connection with the share issuance. These shares were subsequently registered.

         On November 3, 1997, the Company closed an offering of 25.0 million shares of its common stock. The Company sold 12.5 million newly issued common shares and certain shareholders sold 12.5 million additional shares at $8.00 per share. The Company received proceeds, net of underwriting discount, of approximately $95 million. Other costs incurred to complete the offering were approximately $722,000 and were recorded as a reduction of additional paid-in capital. The proceeds of the offering were used to pay down the Bank Credit Facility and to complete the Murco Acquisition.

         On September 21, 1998, the Company adopted a Shareholder Rights Plan (the "Plan") in which rights to purchase shares of Junior Preferred stock will be distributed as a dividend at the rate of one Right for each share of Common stock.

         Each Right will entitle holders of the Company's Common stock to buy one-one thousandth of a share of Grey Wolf's Series B Junior Participating Preferred Stock at an exercise price of $11. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of Grey Wolf's Common stock or announces a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of Grey Wolf's Common stock. Furthermore, if any person becomes the beneficial owner of 15% or more of Grey Wolf's Common stock, each Right not owned by such person or related parties will enable its holder to purchase, at the Right's then-current exercise price, shares of Common stock of the Company having a value of twice the Right's exercise price. The Company will generally be entitled to redeem the Rights at $.001 per Right at any time until the 10th day following public announcement that a 15% position has been acquired.

         The Company's 1982 Stock Option and Long-Term Incentive Plan for Key Employees (the "1982 Plan") reserves 2,500,000 shares of the Company's common stock for issuance upon the exercise of options. At December 31, 1998 options to purchase 1,893,100 shares of common stock were available for grant under the 1982 Plan. The Company's 1987 Stock Option Plan for Non-Employee Directors (the "1987 Director Plan") reserves 250,000 shares of common stock for issuance upon the exercise of options and provides for the automatic grant of options to purchase shares of common stock to any non-employee who becomes a director of the Company. Options under the 1987 Director Plan to purchase 212,800 shares of common stock were available for grant until June 30, 1997 when the plan was canceled. The Company's 1996 Employee Stock Option Plan (the "1996 Plan") reserves 7,000,000 shares of the Company's common stock for issuance upon the exercise of options. At December 31, 1998 options under the 1996 Plan to purchase 3,457,875 shares of common stock were available for grant until July 29, 2006. The exercise price of stock options under the 1982 Plan, the 1987 Director Plan and the 1996 Plan approximates the fair market value of the stock at the time the option is granted. The Company has 2,360,000 shares reserved for other Incentive Stock Option Agreements between the Company and its' executive officers and directors. One million five hundred thousand of the shares are reserved for the Company's Chief Executive Officer and 500,000 are reserved for one of the Company's directors. The options become exercisable in varying increments over four to five-year periods and the majority of the options expire on the tenth anniversary of the date of grant. The remaining shares are reserved for non-employee directors and are immediately exercisable upon issuance. Stock option activity for all plans was as follows (number of shares in thousands):

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                     Number                            Option
                                                    of Shares                         Price Range
                                                    ---------                    -------------------
           Outstanding December 31, 1995:               1,974                    $ 0.69    -  $ 1.63

                 Granted                                   50                    $ 0.69    -  $ 1.00
                                                        3,700                    $ 1.13    -  $ 1.75
                                                          475                    $ 2.56    -  $ 2.88
                 Exercised                               (232)                   $ 0.69    -  $ 1.00
                                                          (44)                   $ 1.25    -  $ 1.75
                 Canceled                               (1,282)                  $ 0.69    -  $ 1.00
                                                         (132)                   $ 1.25    -  $ 1.75

           Outstanding December 31, 1996                  276                    $ 0.69    -  $ 1.00
                                                        3,758                    $ 1.13    -  $ 1.63
                                                          475                    $ 2.56    -  $ 2.88

                 Granted                                  800                    $ 2.50    -  $ 2.88
                                                          630                    $ 3.13    -  $ 4.06
                                                           10                    $ 8.25
                 Exercised                               (107)                   $  .69    -  $ 1.00
                                                         (670)                   $ 1.13    -  $ 1.75
                 Canceled                                 (13)                   $ 2.50    -  $ 2.88
                                                           (4)                   $  .69    -  $ 1.75
                                                          (20)                   $ 2.50    -  $ 2.88

           Outstanding December 31, 1997                  156                    $  .69    -  $ 1.00
                                                        3,084                    $ 1.13    -  $ 1.75
                                                        1,255                    $ 2.50    -  $ 2.88
                                                          630                    $ 3.13    -  $ 4.06
                                                           10                    $ 8.25

                 Granted                                   50                    $ 1.50
                                                          108                    $ 3.69
                                                          988                    $ 4.06    -  $ 4.38

                 Exercised                                (50)                   $  .69    -  $ 1.00
                                                         (269)                   $ 1.25    -  $1.625

                 Canceled                                 (16)                   $  .69    -  $  .94
                                                          (46)                   $ 1.25    -  $1.625
                                                          (75)                   $ 2.81    -  $ 3.13
                                                         (203)                   $ 4.06

           Outstanding December 31, 1998                   90                    $  .69    -  $ 1.00
                                                        2,819                    $ 1.13    -  $ 1.75
                                                        1,543                    $ 2.50    -  $ 3.69
                                                        1,160                    $ 4.06    -  $ 4.38
                                                           10                    $ 8.25

           Exercisable December 31, 1998                2,412                    $  .69    -  $ 8.25

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At December 31, 1998, the Company has three stock-based compensation plans, which are described above. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's three stock-based compensation plans been determined on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share amounts):

                                                              1998        1997      1996
                                                            ---------   --------  ---------
          Net income (loss)
              As reported                                   $ (83,213)  $ 10,218  $ (12,124)
              Pro forma                                     $ (84,563)  $  9,531  $ (13,723)
          Earnings (loss) per share - basic and diluted
              As reported                                   $    (.50)  $    .07  $    (.18)
              Pro forma                                     $    (.51)  $    .06  $    (.20)

         For purposes of determining compensation costs using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options were: risk-free interest rate based on the five-year Treasury strips; dividend yield of zero; stock price volatility of 60%; and expected option lives of five years.

(6)      SEGMENT AND GEOGRAPHIC INFORMATION

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for segment reporting based on the way management organizes segments within a company for making operating decisions and assessing performance. The Company manages its business as two reportable segments; domestic operations and foreign operations. Although the Company provides contract drilling services in several markets domestically, these operations have been aggregated into one reportable segment based on the similarity of economic characteristics among all markets including the nature of the services provided and the type of customers of such services.

         The following table sets forth the Company's operations based on the geographic areas in which it operates (amounts in thousands).

                                For the Years Ended December 31,
                            ---------------------------------------
                              1998           1997           1996
                            ---------      ---------      ---------
Revenues:
   Domestic                 $ 232,276      $ 209,423      $  52,495
   Mexico                          --             --          3,504
   South America                8,703          6,500         25,768
                            ---------      ---------      ---------
                            $ 240,979      $ 215,923      $  81,767
                            =========      =========      =========

Operating income (loss)
   Domestic                 $ (85,013)     $  26,822      $  (4,002)
   Mexico                          --             --         (3,818)
   South America               (9,012)        (2,489)        (5,895)
                            ---------      ---------      ---------
                            $ (94,025)     $  24,333      $ (13,715)
                            =========      =========      =========

Total assets:
   Domestic                 $ 489,543      $ 515,683      $ 103,608
   Mexico                           1              3          1,500
   South America               11,759         18,066         12,711
                            ---------      ---------      ---------
                            $ 501,303      $ 533,752      $ 117,819
                            =========      =========      =========

         During 1998, operating income (loss) above includes provisions for asset impairments from domestic and foreign operations of $87.4 million and $5.8 million, respectively; unusual charges from domestic and foreign operations of $.5 million and $1.2 million, respectively; and provisions for doubtful accounts from domestic and foreign operations of $1.6 million and $.1 million, respectively. (See Note 11)

         Capital expenditures related to foreign operations in 1998, 1997 and 1996 were $2.5 million, $3.6 million and $1.2 million, respectively, while depreciation expense was $.7 million, $.5 million and $1.7 million, respectively.

         During the year ended December 31, 1997, one domestic customer accounted for 10% of the Company's consolidated revenues. During the years ended December 31, 1998 and 1996, no customer accounted for 10% or more of the Company's consolidated revenues.

(7)      RELATED-PARTY TRANSACTIONS

         On June 10, 1996, Norex Drilling advanced $1,000,000 to the Company pursuant to a Promissory Note (the "Note") and Commercial Security Agreement.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Note provided for interest at 12% per annum and matured on the Closing Date of the Merger transactions. The Company's domestic accounts receivable were pledged under the security agreement. The Company repaid this loan, plus accrued interest, in early July 1996 with the proceeds from the sale of the assets discussed in Note 2.

         During 1996 a consulting fee of $10,000 per month was paid by the Company under a consulting arrangement with the Company's then Chairman of the Board.

         One of the Company's directors is a partner in a law firm that performed legal services for the Company. During 1998, 1997 and 1996, the Company paid the firm $8,000, $41,000 and $200,000, respectively.

         During 1997 the Company purchased four drilling rigs from an affiliate of one of the Company's directors.

         During 1998, the Company sold its Eastern Division assets to Union, an affiliate of two of the Company's directors.

         From time to time, in the normal course of business, the Company purchases equipment from affiliates of two of the Company's directors. Total purchases during 1998 were $898,000.

(8)      LEASE COMMITMENTS

         Aggregate minimum lease payments required under noncancellable operating leases having terms greater than one year are as follows as of December 31, 1998: 1999 - $137,000; 2000 - $123,000; 2001 - $104,000; 2002 -
$101,000; and 2003 - $76,000.

         Rent expense under operating leases for 1998, 1997 and 1996 was approximately $458,000, $268,000, and $109,000, respectively.

         Capital leases for the Company's field trucks and automobiles are included in long-term debt.

(9)      CONTINGENCIES

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition or results of operations.

         The GWDC merger is intended to qualify as a tax free reorganization under Sections 368(a)(1)(A) and 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended (the "Code"), with respect to common stock received by GWDC shareholders. A principal condition for such qualification is that the former shareholders of GWDC will satisfy the continuity of proprietary interest standard with respect to common stock received in the GWDC merger. Thus, under previous Internal Revenue Service ("IRS") guidelines, dispositions of common stock by GWDC shareholders during the five years following the GWDC merger could cause the IRS to assert that the GWDC merger does not qualify as a tax free reorganization. The Company has no contractual agreements with GWDC shareholders preventing the disposition of their shares. If the GWDC merger fails to qualify as a tax free reorganization for failure to meet the continuity of interest standard or for any reason, the receipt of common stock will be taxable to the GWDC shareholders at the time of the GWDC merger and GWDC will be deemed to have sold all of its assets in a taxable exchange triggering a corporate tax liability to GWDC estimated to be in excess of $30.0 million. The Company's wholly-owned subsidiary, Grey Wolf Drilling Company (formerly Drillers, Inc.), as the surviving corporation of the GWDC merger, would be liable for any such corporate tax which, if imposed, would have a material adverse effect on the financial condition of the Company.

(10)     EMPLOYEE BENEFIT PLAN

         The Company has a defined contribution employee benefit plan covering substantially all of its employees. Prior to 1997, the Company matched individual employee contributions up to 2% of the employee's compensation. Effective January 1, 1997, the Company increased the matching provisions to include matching 100% of the first 3% of individual employee contributions and 50% of the next 3% of individual employee contributions. Other provisions of the plan were also amended. Employer matching contributions under the plan totaled $1.4 million, $852,000 and $104,000 for the years

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended December 31, 1998, 1997 and 1996, respectively. Participants vest in employer matching contributions over a five year period based upon service with the Company.

(11)     PROVISION FOR ASSET IMPAIRMENT AND UNUSUAL CHARGES

         During the year ended December 31, 1998, the Company recorded pre-tax unusual charges of $94.9 million which included a $93.2 million asset impairment, $0.5 million in severance costs, and $1.2 million in write-downs associated with international operations. The severance costs relate to employees terminated during 1998, while the write-downs associated with international operations are primarily the write-off of other assets which, due to industry and market conditions, will not be realizable.

         The non-cash asset impairment charge of $93.2 million was recorded in accordance with Statement of Financial Accounting Standards No. 121, which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. The severity as well as the duration of the current oil and gas industry downturn is such an event. The Company's review of its long-lived assets indicated that the carrying value of certain of the Company's foreign and domestic drilling rigs was more than the estimated undiscounted future net cash flows. As such, under SFAS No. 121, the Company wrote-down those assets to their estimated fair market value. Undiscounted future net cash flows were calculated on a rig by rig basis using projected future utilization and dayrates over the estimated useful lives of the rigs. Fair market value was based on an appraisal performed by an independent appraiser retained by the lender in connection with the CIT Facility. The effect of this write-down is an after tax charge of $69.8 million, or $.42 per share in 1998, and a reduction of approximately $6.0 million per year in depreciation expense in future years. The impairment was recorded based on certain estimates and projections as stipulated in SFAS No. 121.

         During the year ended December 31, 1996, the Company recorded unusual charges of $6.1 million which included $1.1 million in employment severance costs, $4.6 million in cost to exit the Argentina and Mexico markets and $400,000 of other non-recurring charges. The employment severance cost included $602,000 in contractual severance pay to be paid over a two year period to the Company's former President and Chief Executive Officer and the transfer to him of certain drilling equipment with a net book value of $535,000 in settlement of a dispute over stock options to purchase the Company's common stock. As a result of the Company's desire to redeploy assets to more profitable markets, the Company withdrew from both the Argentina and Mexico markets. As a result, during 1996, the Company recorded estimated exit costs of $1.3 million for Mexico which primarily consisted of the forfeiture of a performance bond and other costs incurred to close the office and exit the market and exit costs of $800,000 for Argentina which primarily consisted of costs incurred during the period necessary to close the office and exit the market. In addition, the Company sold three of the six drilling rigs and certain other assets located in Argentina for $1.5 million. As a result, during 1996 the Company recorded a write-down of rig equipment and other assets of $2.5 million. The remaining Argentina rigs were mobilized to the United States, where they were refurbished and returned to work. Mobilization costs were approximately $900,000 and were expensed as they were incurred during 1997.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12)     QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for years ended December 31, 1998, 1997 and 1996 are set forth below (amounts in thousands, except per share amounts).

                                                                        Quarter Ended
                                                         --------------------------------------------
                                                          March     June        September    December
                                                          1998      1998          1998         1998
                                                         -------   -------      ---------   ---------
         Revenues                                         74,015    65,458         56,637      44,869
         Gross Profit (1)                                 19,238    16,305          9,524       4,495
         Operating income (loss)                           8,066     3,735         (2,497)   (103,329)
         Income (loss) before income taxes                 6,032    (1,351)        (7,417)   (108,428)
         Net income (loss)                                 3,109    (1,351)        (5,388)    (79,583)
         Net income (loss) per common share - basic
              and diluted                                    .02      (.01)          (.03)       (.48)

                                                                        Quarter Ended
                                                         --------------------------------------------
                                                          March     June        September    December
                                                           1997     1997          1997         1997
                                                         -------   -------      ---------   ---------
         Revenues                                        $35,975   $40,071      $  63,750   $  76,127
         Gross profit (1)                                  7,183     6,531         18,508      20,949
         Operating income                                  3,322     2,043          9,132       9,836
         Income before income taxes                        2,976     1,734          5,952       8,187
         Net income                                        2,314     1,040          2,722       4,142
         Net income per common share - basic                 .02       .01            .02         .03
              and diluted

                                                                        Quarter Ended
                                                         --------------------------------------------
                                                          March     June        September    December
                                                           1996     1996          1996         1996
                                                         -------   -------      ---------   ---------
         Revenues                                        $20,102   $19,183      $  22,031   $  20,451
         Gross profit (loss) (1)                           1,166         1          3,144      (2,630)
         Operating income (loss)                          (1,253)   (2,398)         1,108     (11,172)
         Income (loss) before income taxes                (1,491)      524            808     (10,718)
         Net income (loss)                                (1,491)      524            808     (11,563)
         Net income (loss) per common share - basic         (.04)      .01            .01        (.09)
              and diluted

         (1) Gross profit (loss) is computed as consolidated revenues less operating expenses (which excludes expenses for depreciation and amortization, general and administrative, unusual charges, including the asset impairment, and provision for doubtful accounts.

(13)     SUBSEQUENT EVENTS

         Effective January 1999, the Company entered into a new senior secured revolving credit facility with the CIT Group/Business Credit, Inc. ("the CIT Facility"). The CIT Facility is a four year revolving facility with periodic interest payments at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.5% or prime plus
 .25% to 1.5%. During the first year of the facility the interest rate is fixed at LIBOR plus 2.5% or prime plus 1%. In addition, the CIT Facility contains certain affirmative and negative covenants including a minimum appraisal value of the drilling rigs and related equipment plus certain financial covenants which take effect if the Company's cash on hand and borrowing capacity under the new credit facility falls below $25 million. Substantially all of the Company's assets, including its drilling rigs and related drilling equipment, are pledged as collateral under the CIT Facility. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75 million of the equipment out of the collateral pool for other purposes. The Company currently has no borrowings outstanding under the CIT Facility.

         During January 1999, the Company recognized a charge of approximately $600,000 for the write-off of deferred loan costs commensurate with signing the CIT Facility in January. In addition, the Company recognized unusual items of approximately $300,000 for severance costs in addition to costs to cold stack 14 additional rigs (between $400,000 and $700,000).

                                                                     SCHEDULE II

                        GREY WOLF, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)





                                                           Balance at     Additions      Collections     Balance at
                                                            Beginning     Charged to         and            End
                                                            of Period     Allowance      Write-Offs      of Period
                                                           ----------     ----------     -----------     ----------
Year Ended December 31, 1996:
     Allowance for doubtful accounts receivable            $    1,951     $      302     $      (920)    $    1,333
                                                           ==========     ==========     ===========     ==========

Year Ended December 31, 1997:
     Allowance for doubtful accounts receivable            $    1,333     $     (200)    $       (80)    $    1,053
                                                           ==========     ==========     ===========     ==========

Year Ended December 31, 1998
     Allowance for doubtful accounts receivable            $    1,053     $    1,723     $    (1,670)    $    1,106
                                                           ==========     ==========     ===========     ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference to such information appearing under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of shareholders and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item as to the management of the Company is hereby incorporated by reference to such information appearing under the caption "Executive Compensation" in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference to such information appearing under the caption "Nominees for Director" and "Certain Shareholders" in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference to such information appearing under the caption "Certain Transactions" in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1998.

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

         3.  EXHIBITS

             Exhibit No.            Documents
             -----------            ---------
              2.1             --    Agreement and Plan of Merger dated May 7, 1996, among DI Industries, Inc., DI
                                    Merger Sub, Inc., Roy T. Oliver, Inc. and Land Rig Acquisition Corp.
                                    (incorporated herein by reference to Exhibit 2.1 to Registration Statement No. 333-
                                    6077).
              2.1.1           --    Amendment to Agreement and Plan of Merger dated May 7, 1996, among DI
                                    Industries, Inc., DI Merger Sub, Inc., Roy T. Oliver, Jr., Mike L. Mullen, R.T.
                                    Oliver, Inc. and Land Rig Acquisition Corp. (incorporated herein by reference to
                                    Exhibit 2.1.1 to Registration Statement No. 333-6077).
              2.1.2           --    Second Amendment and Plan of Merger dated July 26, 1996, among DI Industries,
                                    Inc., DI Merger Sub, Inc., Roy T. Oliver, Jr., Mike L. Mullen, R.T. Oliver, Inc. and
                                    Land Rig Acquisition Corp. (incorporated herein by reference to Exhibit 2.1.2 to
                                    Amendment No. 1 to Registration Statement No. 333-6077).
                2.2           --    Agreement and Plan of Merger dated May 7, 1996, among DI Industries, Inc. and
                                    Somerset Investment Corp. (incorporated herein by reference to Exhibit 2.2 to
                                    Registration Statement No. 333-6077).
              2.2.1           --    Amendment to Agreement and Plan of Merger dated May 7, 1996, among DI
                                    Industries, Inc. and Somerset Investment Corp. (incorporated herein by reference to Exhibit 2.2.1 to Registration Statement No. 333-6077).
              2.2.2           --    Second Amendment to Agreement an Plan of Merger dated July 26, 1996, among
                                    DI Industries, Inc. and Somerset Investment Corp. (incorporated herein by reference to Exhibit 2.2.2 to Amendment No. 1 to Registration Statement No. 333-
                                    6077).
                2.3           --    Asset Purchase Agreement dated October 3, 1996, by and between the DI
                                    Industries, Inc. and Meritus, Inc., a Texas corporation, Mesa Rig 4 L.L.C., a Texas limited liability company, Mesa Venture, a Texas general partnership and Mesa
                                    Drilling, Inc., a Texas corporation (incorporated by reference to Exhibit 2.1 to
                                    Registration no. 333-14783).
              2.4.1           --    Asset Purchase Agreement dated November 12, 1996, between Diamond M
                                    Onshore, Inc. and Drillers, Inc. (the Asset Purchase Agreement") (incorporated herein by reference to Exhibit 2.1 to Form 8-K dated December 30, 1996).
              2.4.2           --    Letter Agreement dated December 31, 1996, between Diamond M Onshore and
                                    Drillers, Inc. amending the Asset Purchase Agreement (incorporated herein by reference to Exhibit 2.2 to Form 8-K dated December 30, 1996).
                2.5           --    Asset Purchase Agreement dated December 31, 1996, between Flournoy Drilling
                                    Company and Drillers, Inc. (incorporated herein by reference to Exhibit 2.1 to
                                    Form 8-K filed January 31, 1997).

                2.6           --    Agreement and Plan of Merger dated March 7, 1997, by and among DI Industries,
                                    Inc., Drillers Inc., and Grey Wolf Drilling Company including form of Escrow
                                    Agreement, form of Trust Under Grey Wolf Drilling Company Deferred
                                    Corporation Plan, and form of Grey Wolf Drilling Company Deferred
                                    Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed March 10, 1997).
                2.7           --    Voting and Support Agreement dated March 7, 1997, of Sheldon B. Lubar
                                    (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated March 10,
                                    1997).
                2.8           --    Voting and Support Agreement dated March 7, 1997, of Felicity Ventures, Ltd.
                                    (incorporated herein by reference to Exhibit 10.3 to Form 8-K dated March 10,
                                    1997).
                2.9           --    Voting and Support Agreement dated March 7, 1997, of James K.B. Nelson
                                    (incorporated herein by reference to Exhibit 10.4 to Form 8-K dated March 10,
                                    1997).
                2.10          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and James K.B. Nelson (incorporated herein by reference to
                                    Exhibit 10.5 to Form 8-K dated March 10, 1997).
                2.11          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and Tom L. Ferguson (incorporated herein by reference to
                                    Exhibit 10.8 to Form 8-K dated March 10, 1997).
                2.12          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and Janet V. Campbell (incorporated herein by reference to
                                    Exhibit 10.10 to Form 8-K dated March 10, 1997).
                2.13          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and Sheldon B. Lubar (incorporated herein by reference to
                                    Exhibit 10.11 to Form 8-K dated March 10, 1997).
                2.14          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and Robert P. Probst (incorporated herein by reference to
                                    Exhibit 10.12 to Form 8-K dated March 10, 1997).
                2.15          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and Uriel E. Dutton (incorporated herein by reference to Exhibit
                                    10.13 to Form 8-K dated March 10, 1997).
                3.1           --    Articles of Incorporation of Grey Wolf, Inc., as amended.
                3.2           --    By-Laws of Grey Wolf, Inc., as amended.
                3.3           --    Statement of Resolutions Establishing the Series A Convertible Redeemable
                                    Preferred Stock.
                4.1           --    Form of Trust Indenture, dated June 20, 1997, relating to the Senior Notes due
                                    2007 of the Company and Texas Commerce Bank National Association, as Trustee
                                    (incorporated herein by reference to Exhibit 4.2 to the Company's Registration
                                    Statement on Form S-3 No. 333-26519 filed June 24, 1997).
                4.2           --    Form of Trust Indenture, dated May 8, 1998, relating to the Senior Notes due 2007 by and among the Company, the Guarantors, and Chase Bank of Texas, National
                                    Association, as Trustee (incorporated herein by reference to Exhibit 4.3 to Form
                                    8-K filed May 21, 1998).
                4.3           --    Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).
               10.1           --    Shareholders' Agreement dated May 7, 1996, among Somerset Drilling Associates,
                                    L.L.C., Roy T. Oliver, Jr., U.S. Rig and Equipment, Inc., Mike Mullen Energy
                                    Equipment Resource, Inc., GCT Investments, Inc., Mike L. Mullen, Norex Drilling
                                    Ltd., and Pronor Holdings, Ltd. (incorporated herein by reference to Exhibit 10.9 to Registration Statement No. 333-6077).

             10.1.1           --    Amendment to Shareholders' Agreement dated May 7, 1996, among Somerset
                                    Drilling Associates, L.L.C., Somerset Capital Partners, Roy T. Oliver, Jr., U.S. Rig
                                    and Equipment, Inc., Mike Mullen Energy Equipment Resource, Inc., GCT
                                    Investments, Inc., Mike L. Mullen, Norex Drilling Ltd., and Pronor Holdings, Ltd.
                                    (incorporated herein by reference to Exhibit 10.9.1 to Registration Statement No.
                                    333-6077).
               10.2           --    Form of Shadow Warrant to be issued to the shareholders of Somerset Investment
                                    Corporation. (incorporated herein by reference to Exhibit 10.10 to Registration
                                    Statement No. 333-6077).
               10.3           --    Form of Shadow Warrant to be issued to the shareholders of R.T. Oliver, Inc. And
                                    Land Rig Acquisition Corporation (incorporated herein by reference to Exhibit
                                    10.11 to Registration Statement No. 333-6077).
               10.4           --    Registration Rights Agreement dated May 7, 1996, among Somerset Drilling
                                    Associates, L.L.C., Roy T. Oliver, Jr., U.S. Rig and Equipment, Inc., Mike Mullen
                                    Energy Equipment Resource, Inc., GCT Investments, Inc., Norex Drilling Ltd., and
                                    Pronor Holdings, Ltd. (incorporated herein by reference to Exhibit 10.12 to
                                    Registration Statement No. 333-6077)
             10.4.1           --    Amendment to Registration Rights Agreement dated May 7, 1996, among Somerset
                                    Drilling Associates, L.L.C., Somerset Capital Partners, Roy T. Oliver, Jr., U.S. Rig
                                    and Equipment, Inc., Mike Mullen Energy Equipment Resource, Inc., GCT
                                    Investments, Inc., Norex Drilling Ltd., and Pronor Holdings, Ltd. (incorporated herein by reference to Exhibit 10.12.1 to Registration Statement No. 333-6077).
             10.4.2           --    Second Amendment to Registration Rights Agreement dated July 26, 1996, among
                                    Somerset Drilling Associates, L.L.C., Somerset Capital partners, Roy T. Oliver, Jr.,
                                    U.S. Rig and Equipment, Inc., Mike Mullen Energy Equipment Resource, Inc.,
                                    GCT Investments, Inc., Norex Drilling Ltd., and Pronor Holdings, Ltd.
                                    (incorporated herein by reference to Exhibit 10.4.2 to Amendment No. 1 to
                                    Registration Statement No. 333-6077).
               10.5           --    Investment Monitoring Agreement dated May 7, 1996, among Grey Wolf, Inc.,
                                    Somerset Capital Partners and Somerset Drilling Associates, L.L.C. (incorporated herein by reference to Exhibit 10.13 to Registration Statement No. 333-6077).
               10.6           --    Form of Non-Competition Agreement to be executed among Grey Wolf, Inc., Roy
                                    T. Oliver, Jr., U.S. Rig and Equipment, Inc., Mike L. Mullen and Mike Mullen
                                    Energy Equipment Resource, Inc. (incorporated herein by reference to Exhibit
                                    10.14 to Registration Statement No. 333-6077).
               10.7           --    Employment Agreement dated September 3, 1996, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.1 to
                                    Registration Statement No. 333-14783).
               10.8           --    Form of Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.2 to Registration Statement No. 333-14783).
               10.11          --    Employment Agreement dated September 17, 1996, by and between the Company and Forrest M. Conley, Jr. (incorporated herein by reference to Exhibit 10.11 to
                                    Post Effective Amendment No. 1 to Registration Statement No. 333-14783).
               10.12          --    Form of Incentive Stock Option Agreement dated September 17, 1996, by and between the Company and Forrest M. Conley, Jr. (incorporated herein by reference to Exhibit 10.12 to Post Effective Amendment No. 1 to Registration Statement No.
                                    333-14783).
               10.13          --    Employment Agreement dated September 3, 1996, by and between the Company and Ronnie E. McBride (incorporated herein by reference to Exhibit 10.13 to Post
                                    Effective Amendment No. 1 to Registration Statement No. 333-14783).
               10.14          --    Form of Incentive Stock Option Agreement dated September 3, 1996, by and between the Company and Ronnie E. McBride (incorporated herein by reference to Exhibit 10.14 to Post Effective Amendment No. 1 to Registration Statement No.
                                    333-14783).

               10.15          --    Form of Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the Company and Ronnie E. McBride. (incorporated herein by reference to Exhibit 10.15 to Post Effective Amendment No. 1 to Registration Statement No.
                                    333-14783).
               10.16          --    Grey Wolf, Inc.  1996 Employee Stock Option Plan (incorporated herein by reference to Grey Wolf, Inc. 1996 Annual Meeting of Shareholders definitive proxy materials).
               10.17          --    Stock Purchase Agreement dated as of December 28, 1996, between Grey Wolf, and Wexford Special Situations 1996, L.P., Wexford-Euris Special Situations
                                    1996, L.P., Wexford Special Situations 1996 Institutional, L.P. and Wexford
                                    Special Situations 1996 Limited (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated December 30, 1996).
               10.18          --    Amended and Restated Senior Secured Revolving Credit Agreement dated as of
                                    April 30, 1997 among DI Industries, Inc. and Drillers, Inc. (as borrowers), DI
                                    International, Inc. (as guarantor), Bankers Trust Company, as Agent, \ING (US)
                                    Capital Corporation, as Co-agent, and various financial institutions, as Lenders.
                                    (incorporated herein by reference to Exhibit 10.1 to Registration Statement No.
                                    333-26519).
               10.19          --    Amendment to the Credit Facility dated June 6, 1997 (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to Registration Statement No. 333-
                                    26519).
               10.20          --    Amendment to Credit Facility dated June 23, 1997. (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended
                                    December 31, 1997.)
               10.21          --    Asset Purchase Agreement dated December 31, 1996, by and between Flournoy
                                    Drilling Company and Drillers, Inc. (incorporated herein by reference to Exhibit
                                    2.1 to Form 8-K dated January 31, 1996).
               10.22          --    Form of Shareholder Agreement entered into January 31, 1997, by Grey Wolf, Inc.,
                                    Drillers, Inc., and Lucien Flournoy, Maxine E. Flournoy, Betty Louise Flournoy
                                    Fields, Helen Ruth Flournoy Pope, Mary Anne Flournoy Guthrie, F.C. West,
                                    Gregory M. Guthrie, Byron W. Fields, John B. Pope, the Flournoy First, Second
                                    and Third Fields Grandchild Trusts, the Flournoy First, Second and Third Pope
                                    Grandchild Trusts, and the Flournoy First, Second, Third, Fourth and Fifth Guthrie
                                    Grandchild Trusts (incorporated herein by reference to Exhibit 10.22 to
                                    Amendment No. 2 to Registration Statement No. 333-20423).
               10.23          --    Drillers Inc. 1982 Stock Option and Long-Term Incentive Plan for Key Employees
                                    (incorporated by reference to Drillers Inc. 1982 Annual Meeting definitive proxy solicitation materials.)
               10.24          --    Grey Wolf, Inc. 1987 Stock Option Plan for Non-Employee Directors.
                                    (incorporated by reference to  Grey Wolf, Inc. 1987 Annual Meeting definitive proxy solicitation materials.)
               10.25          --    Form of Non-Qualified Stock Option Agreement dated December 16, 1996, by and between the Company and Forrest M. Conley, Jr. (incorporated by reference to DI
                                    Industries, Inc. Annual Report on Form 10-K for the year ended December 31,
                                    1996.)
               10.26          --    Employment Agreement dated March 17, 1997, by and between the Company and
                                    Gary D. Lee. (incorporated by reference to DI Industries, Inc. Annual Report of
                                    Form 10-K for the year ended December 31, 1996.)
               10.27          --    Form of Incentive Stock Option Agreement dated March 17, 1997, by and between the Company and Gary D. Lee (incorporated by reference to DI Industries, inc.
                                    Annual Report of Form 10-K for the year ended December 31, 1996.)
               10.28          --    Stock Purchase Agreement by and among Grey Wolf Drilling Company, Grey
                                    Wolf, Inc., Murco Drilling Corporation, et al., dated December 30, 1997.
                                    (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 5, 1998)
               10.29          --    Employment Agreement dated January 1, 1998, by and between the Company and
                                    David W. Wehlmann (incorporated herein by reference to Grey Wolf, Inc. Annual
                                    Report on Form 10-K for the year ended December 31, 1997.)
               10.30          --    Form of Incentive Stock Option Agreement dated February 10, 1998, by and between the Company and David W. Wehlmann (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31,
                                    1997.)

               10.31          --    Revolving Credit Agreement dated as of January 14, 1999 among Grey Wolf
                                    Drilling Company LP (as borrower), Grey Wolf, Inc. (as guarantor), The CIT
                                    Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders).  (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated
                                    January 26, 1999.)
               16.1           --    Change in Certifying Accountant. (incorporated by reference to Exhibit 16.1 to 8-K filed on October 2, 1996)
              *21.1           --    List of Subsidiaries of Grey Wolf, Inc.
              *23.1           --    Consent of KPMG LLP
              *27.            --    Financial Data Schedule


------
* Filed herewith

                 (b)          Reports on Form 8-K

         A current report on Form 8-K was filed with the Securities and Exchange Commission on January 26, 1999 announcing that the Company entered into a $50.0 million credit facility with The CIT Group/Business Credit, Inc. This facility replaced the Company's previous credit facility (Item 5).

         A current report on form 8-K was filed with the Securities and Exchange Commission on February 9, 1999 announcing that the Company recognized a pre-tax, non-cash charge of approximately $93.0 million in the fourth quarter of 1998 as a result of a Statement of Financial Standard No. 121 asset impairment (Item 5).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of March, 1999.

                               Grey Wolf, Inc.



                               By:  /s/ Thomas  P. Richards
                                   ---------------------------------------------
                                   Thomas P. Richards, Chairman, President and
                                   Chief Executive Officer




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


Signatures and Capacities                                                                                 Date
-------------------------                                                                            --------------
  By:    /s/ Thomas P. Richards                                                                      March 17, 1999
        ----------------------------------------------------------------------------
        Thomas P. Richards, Chairman, President and Chief Executive Officer
        (Principal Executive Officer)

  By:    /s/ David W. Wehlmann                                                                       March 17, 1999
        --------------------------------------------------------------------
        David W. Wehlmann, Senior Vice President and Chief Financial Officer

  By:   /s/ Merrie S. Costley                                                                        March 17, 1999
        --------------------------------------------------------------------
        Merrie S. Costley, Vice President and Controller

  By:   /s/  William R. Ziegler                                                                      March 17, 1999
        --------------------------------------------------------------------
        William R. Ziegler, Director

  By:    /s/ William T. Donovan                                                                      March 17, 1999
        --------------------------------------------------------------------
        William T. Donovan, Director

  By:   /s/ James K. B. Nelson                                                                       March 17, 1999
        --------------------------------------------------------------------
        James K. B. Nelson, Director

  By:   /s/ Roy T. Oliver, Jr.                                                                       March 17, 1999
        --------------------------------------------------------------------
        Roy T. Oliver, Jr., Director

  By:   /s/ Ivar Siem                                                                                March 17, 1999
        --------------------------------------------------------------------
        Ivar Siem, Director

                               INDEX TO EXHIBITS

             Exhibit No.            Documents
             -----------            ---------
              2.1             --    Agreement and Plan of Merger dated May 7, 1996, among DI Industries, Inc., DI
                                    Merger Sub, Inc., Roy T. Oliver, Inc. and Land Rig Acquisition Corp.
                                    (incorporated herein by reference to Exhibit 2.1 to Registration Statement No. 333-
                                    6077).
              2.1.1           --    Amendment to Agreement and Plan of Merger dated May 7, 1996, among DI
                                    Industries, Inc., DI Merger Sub, Inc., Roy T. Oliver, Jr., Mike L. Mullen, R.T.
                                    Oliver, Inc. and Land Rig Acquisition Corp. (incorporated herein by reference to
                                    Exhibit 2.1.1 to Registration Statement No. 333-6077).
              2.1.2           --    Second Amendment and Plan of Merger dated July 26, 1996, among DI Industries,
                                    Inc., DI Merger Sub, Inc., Roy T. Oliver, Jr., Mike L. Mullen, R.T. Oliver, Inc. and
                                    Land Rig Acquisition Corp. (incorporated herein by reference to Exhibit 2.1.2 to
                                    Amendment No. 1 to Registration Statement No. 333-6077).
                2.2           --    Agreement and Plan of Merger dated May 7, 1996, among DI Industries, Inc. and
                                    Somerset Investment Corp. (incorporated herein by reference to Exhibit 2.2 to
                                    Registration Statement No. 333-6077).
              2.2.1           --    Amendment to Agreement and Plan of Merger dated May 7, 1996, among DI
                                    Industries, Inc. and Somerset Investment Corp. (incorporated herein by reference to Exhibit 2.2.1 to Registration Statement No. 333-6077).
              2.2.2           --    Second Amendment to Agreement an Plan of Merger dated July 26, 1996, among
                                    DI Industries, Inc. and Somerset Investment Corp. (incorporated herein by reference to Exhibit 2.2.2 to Amendment No. 1 to Registration Statement No. 333-
                                    6077).
                2.3           --    Asset Purchase Agreement dated October 3, 1996, by and between the DI
                                    Industries, Inc. and Meritus, Inc., a Texas corporation, Mesa Rig 4 L.L.C., a Texas limited liability company, Mesa Venture, a Texas general partnership and Mesa
                                    Drilling, Inc., a Texas corporation (incorporated by reference to Exhibit 2.1 to
                                    Registration no. 333-14783).
              2.4.1           --    Asset Purchase Agreement dated November 12, 1996, between Diamond M
                                    Onshore, Inc. and Drillers, Inc. (the Asset Purchase Agreement") (incorporated herein by reference to Exhibit 2.1 to Form 8-K dated December 30, 1996).
              2.4.2           --    Letter Agreement dated December 31, 1996, between Diamond M Onshore and
                                    Drillers, Inc. amending the Asset Purchase Agreement (incorporated herein by reference to Exhibit 2.2 to Form 8-K dated December 30, 1996).
                2.5           --    Asset Purchase Agreement dated December 31, 1996, between Flournoy Drilling
                                    Company and Drillers, Inc. (incorporated herein by reference to Exhibit 2.1 to
                                    Form 8-K filed January 31, 1997).

                2.6           --    Agreement and Plan of Merger dated March 7, 1997, by and among DI Industries,
                                    Inc., Drillers Inc., and Grey Wolf Drilling Company including form of Escrow
                                    Agreement, form of Trust Under Grey Wolf Drilling Company Deferred
                                    Corporation Plan, and form of Grey Wolf Drilling Company Deferred
                                    Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed March 10, 1997).
                2.7           --    Voting and Support Agreement dated March 7, 1997, of Sheldon B. Lubar
                                    (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated March 10,
                                    1997).
                2.8           --    Voting and Support Agreement dated March 7, 1997, of Felicity Ventures, Ltd.
                                    (incorporated herein by reference to Exhibit 10.3 to Form 8-K dated March 10,
                                    1997).
                2.9           --    Voting and Support Agreement dated March 7, 1997, of James K.B. Nelson
                                    (incorporated herein by reference to Exhibit 10.4 to Form 8-K dated March 10,
                                    1997).
                2.10          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and James K.B. Nelson (incorporated herein by reference to
                                    Exhibit 10.5 to Form 8-K dated March 10, 1997).
                2.11          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and Tom L. Ferguson (incorporated herein by reference to
                                    Exhibit 10.8 to Form 8-K dated March 10, 1997).
                2.12          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and Janet V. Campbell (incorporated herein by reference to
                                    Exhibit 10.10 to Form 8-K dated March 10, 1997).
                2.13          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and Sheldon B. Lubar (incorporated herein by reference to
                                    Exhibit 10.11 to Form 8-K dated March 10, 1997).
                2.14          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and Robert P. Probst (incorporated herein by reference to
                                    Exhibit 10.12 to Form 8-K dated March 10, 1997).
                2.15          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and Uriel E. Dutton (incorporated herein by reference to Exhibit
                                    10.13 to Form 8-K dated March 10, 1997).
                3.1           --    Articles of Incorporation of Grey Wolf, Inc., as amended.
                3.2           --    By-Laws of Grey Wolf, Inc., as amended.
                3.3           --    Statement of Resolutions Establishing the Series A Convertible Redeemable
                                    Preferred Stock.
                4.1           --    Form of Trust Indenture, dated June 20, 1997, relating to the Senior Notes due
                                    2007 of the Company and Texas Commerce Bank National Association, as Trustee
                                    (incorporated herein by reference to Exhibit 4.2 to the Company's Registration
                                    Statement on Form S-3 No. 333-26519 filed June 24, 1997).
                4.2           --    Form of Trust Indenture, dated May 8, 1998, relating to the Senior Notes due 2007 by and among the Company, the Guarantors, and Chase Bank of Texas, National
                                    Association, as Trustee (incorporated herein by reference to Exhibit 4.3 to Form
                                    8-K filed May 21, 1998).
                4.3           --    Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).
               10.1           --    Shareholders' Agreement dated May 7, 1996, among Somerset Drilling Associates,
                                    L.L.C., Roy T. Oliver, Jr., U.S. Rig and Equipment, Inc., Mike Mullen Energy
                                    Equipment Resource, Inc., GCT Investments, Inc., Mike L. Mullen, Norex Drilling
                                    Ltd., and Pronor Holdings, Ltd. (incorporated herein by reference to Exhibit 10.9 to Registration Statement No. 333-6077).

             10.1.1           --    Amendment to Shareholders' Agreement dated May 7, 1996, among Somerset
                                    Drilling Associates, L.L.C., Somerset Capital Partners, Roy T. Oliver, Jr., U.S. Rig
                                    and Equipment, Inc., Mike Mullen Energy Equipment Resource, Inc., GCT
                                    Investments, Inc., Mike L. Mullen, Norex Drilling Ltd., and Pronor Holdings, Ltd.
                                    (incorporated herein by reference to Exhibit 10.9.1 to Registration Statement No.
                                    333-6077).
               10.2           --    Form of Shadow Warrant to be issued to the shareholders of Somerset Investment
                                    Corporation. (incorporated herein by reference to Exhibit 10.10 to Registration
                                    Statement No. 333-6077).
               10.3           --    Form of Shadow Warrant to be issued to the shareholders of R.T. Oliver, Inc. And
                                    Land Rig Acquisition Corporation (incorporated herein by reference to Exhibit
                                    10.11 to Registration Statement No. 333-6077).
               10.4           --    Registration Rights Agreement dated May 7, 1996, among Somerset Drilling
                                    Associates, L.L.C., Roy T. Oliver, Jr., U.S. Rig and Equipment, Inc., Mike Mullen
                                    Energy Equipment Resource, Inc., GCT Investments, Inc., Norex Drilling Ltd., and
                                    Pronor Holdings, Ltd. (incorporated herein by reference to Exhibit 10.12 to
                                    Registration Statement No. 333-6077)
             10.4.1           --    Amendment to Registration Rights Agreement dated May 7, 1996, among Somerset
                                    Drilling Associates, L.L.C., Somerset Capital Partners, Roy T. Oliver, Jr., U.S. Rig
                                    and Equipment, Inc., Mike Mullen Energy Equipment Resource, Inc., GCT
                                    Investments, Inc., Norex Drilling Ltd., and Pronor Holdings, Ltd. (incorporated herein by reference to Exhibit 10.12.1 to Registration Statement No. 333-6077).
             10.4.2           --    Second Amendment to Registration Rights Agreement dated July 26, 1996, among
                                    Somerset Drilling Associates, L.L.C., Somerset Capital partners, Roy T. Oliver, Jr.,
                                    U.S. Rig and Equipment, Inc., Mike Mullen Energy Equipment Resource, Inc.,
                                    GCT Investments, Inc., Norex Drilling Ltd., and Pronor Holdings, Ltd.
                                    (incorporated herein by reference to Exhibit 10.4.2 to Amendment No. 1 to
                                    Registration Statement No. 333-6077).
               10.5           --    Investment Monitoring Agreement dated May 7, 1996, among Grey Wolf, Inc.,
                                    Somerset Capital Partners and Somerset Drilling Associates, L.L.C. (incorporated herein by reference to Exhibit 10.13 to Registration Statement No. 333-6077).
               10.6           --    Form of Non-Competition Agreement to be executed among Grey Wolf, Inc., Roy
                                    T. Oliver, Jr., U.S. Rig and Equipment, Inc., Mike L. Mullen and Mike Mullen
                                    Energy Equipment Resource, Inc. (incorporated herein by reference to Exhibit
                                    10.14 to Registration Statement No. 333-6077).
               10.7           --    Employment Agreement dated September 3, 1996, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.1 to
                                    Registration Statement No. 333-14783).
               10.8           --    Form of Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.2 to Registration Statement No. 333-14783).
               10.11          --    Employment Agreement dated September 17, 1996, by and between the Company and Forrest M. Conley, Jr. (incorporated herein by reference to Exhibit 10.11 to
                                    Post Effective Amendment No. 1 to Registration Statement No. 333-14783).
               10.12          --    Form of Incentive Stock Option Agreement dated September 17, 1996, by and between the Company and Forrest M. Conley, Jr. (incorporated herein by reference to Exhibit 10.12 to Post Effective Amendment No. 1 to Registration Statement No.
                                    333-14783).
               10.13          --    Employment Agreement dated September 3, 1996, by and between the Company and Ronnie E. McBride (incorporated herein by reference to Exhibit 10.13 to Post
                                    Effective Amendment No. 1 to Registration Statement No. 333-14783).
               10.14          --    Form of Incentive Stock Option Agreement dated September 3, 1996, by and between the Company and Ronnie E. McBride (incorporated herein by reference to Exhibit 10.14 to Post Effective Amendment No. 1 to Registration Statement No.
                                    333-14783).

               10.15          --    Form of Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the Company and Ronnie E. McBride. (incorporated herein by reference to Exhibit 10.15 to Post Effective Amendment No. 1 to Registration Statement No.
                                    333-14783).
               10.16          --    Grey Wolf, Inc.  1996 Employee Stock Option Plan (incorporated herein by reference to Grey Wolf, Inc. 1996 Annual Meeting of Shareholders definitive proxy materials).
               10.17          --    Stock Purchase Agreement dated as of December 28, 1996, between Grey Wolf, and Wexford Special Situations 1996, L.P., Wexford-Euris Special Situations
                                    1996, L.P., Wexford Special Situations 1996 Institutional, L.P. and Wexford
                                    Special Situations 1996 Limited (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated December 30, 1996).
               10.18          --    Amended and Restated Senior Secured Revolving Credit Agreement dated as of
                                    April 30, 1997 among DI Industries, Inc. and Drillers, Inc. (as borrowers), DI
                                    International, Inc. (as guarantor), Bankers Trust Company, as Agent, \ING (US)
                                    Capital Corporation, as Co-agent, and various financial institutions, as Lenders.
                                    (incorporated herein by reference to Exhibit 10.1 to Registration Statement No.
                                    333-26519).
               10.19          --    Amendment to the Credit Facility dated June 6, 1997 (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to Registration Statement No. 333-
                                    26519).
               10.20          --    Amendment to Credit Facility dated June 23, 1997. (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended
                                    December 31, 1997.)
               10.21          --    Asset Purchase Agreement dated December 31, 1996, by and between Flournoy
                                    Drilling Company and Drillers, Inc. (incorporated herein by reference to Exhibit
                                    2.1 to Form 8-K dated January 31, 1996).
               10.22          --    Form of Shareholder Agreement entered into January 31, 1997, by Grey Wolf, Inc.,
                                    Drillers, Inc., and Lucien Flournoy, Maxine E. Flournoy, Betty Louise Flournoy
                                    Fields, Helen Ruth Flournoy Pope, Mary Anne Flournoy Guthrie, F.C. West,
                                    Gregory M. Guthrie, Byron W. Fields, John B. Pope, the Flournoy First, Second
                                    and Third Fields Grandchild Trusts, the Flournoy First, Second and Third Pope
                                    Grandchild Trusts, and the Flournoy First, Second, Third, Fourth and Fifth Guthrie
                                    Grandchild Trusts (incorporated herein by reference to Exhibit 10.22 to
                                    Amendment No. 2 to Registration Statement No. 333-20423).
               10.23          --    Drillers Inc. 1982 Stock Option and Long-Term Incentive Plan for Key Employees
                                    (incorporated by reference to Drillers Inc. 1982 Annual Meeting definitive proxy solicitation materials.)
               10.24          --    Grey Wolf, Inc. 1987 Stock Option Plan for Non-Employee Directors.
                                    (incorporated by reference to  Grey Wolf, Inc. 1987 Annual Meeting definitive proxy solicitation materials.)
               10.25          --    Form of Non-Qualified Stock Option Agreement dated December 16, 1996, by and between the Company and Forrest M. Conley, Jr. (incorporated by reference to DI
                                    Industries, Inc. Annual Report on Form 10-K for the year ended December 31,
                                    1996.)
               10.26          --    Employment Agreement dated March 17, 1997, by and between the Company and
                                    Gary D. Lee. (incorporated by reference to DI Industries, Inc. Annual Report of
                                    Form 10-K for the year ended December 31, 1996.)
               10.27          --    Form of Incentive Stock Option Agreement dated March 17, 1997, by and between the Company and Gary D. Lee (incorporated by reference to DI Industries, inc.
                                    Annual Report of Form 10-K for the year ended December 31, 1996.)
               10.28          --    Stock Purchase Agreement by and among Grey Wolf Drilling Company, Grey
                                    Wolf, Inc., Murco Drilling Corporation, et al., dated December 30, 1997.
                                    (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 5, 1998)
               10.29          --    Employment Agreement dated January 1, 1998, by and between the Company and
                                    David W. Wehlmann (incorporated herein by reference to Grey Wolf, Inc. Annual
                                    Report on Form 10-K for the year ended December 31, 1997.)
               10.30          --    Form of Incentive Stock Option Agreement dated February 10, 1998, by and between the Company and David W. Wehlmann (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31,
                                    1997.)

               10.31          --    Revolving Credit Agreement dated as of January 14, 1999 among Grey Wolf
                                    Drilling Company LP (as borrower), Grey Wolf, Inc. (as guarantor), The CIT
                                    Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders).  (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated
                                    January 26, 1999.)
               16.1           --    Change in Certifying Accountant. (incorporated by reference to Exhibit 16.1 to 8-K filed on October 2, 1996)
              *21.1           --    List of Subsidiaries of Grey Wolf, Inc.
              *23.1           --    Consent of KPMG LLP
              *27.            --    Financial Data Schedule