Form 10-Q
period 1999-03-31
GREY WOLF INC
filed 1999-05-12
CIK 320186

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999     Commission File Number 1-8226

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

         The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at May 7,1999, was 165,079,791


===============================================================================

                        GREY WOLF, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
PART I.       Financial Information
              Item 1.      Financial Statements
                           Consolidated Balance Sheets                                                                 3
                           Consolidated Statements of Operations                                                       4
                           Consolidated Statements of Shareholders' Equity
                             and Comprehensive Income                                                                  5
                           Consolidated Statements of Cash Flows                                                       6
                           Notes to Consolidated Financial Statements                                                  7
              Item 2.      Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                                      12
              Item 3.      Quantitative and Qualitative Disclosure About Market Risk                                  19

PART II.      Other Information
              Item 1.      Legal Proceedings                                                                          20
              Item 2.      Changes in Securities and Use of Proceeds                                                  20
              Item 4.      Submission of Matters to a Vote of Security Holders                                        20
              Item 5.      Other Information                                                                          21
              Item 6.      Exhibits and Reports on Form 8-K                                                           22


              Signatures                                                                                              23

                        GREY WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                              March 31,           December 31,
                                                                                1999                  1998
                                                                           ------------          ------------
                                                                            (Unaudited)
                                    ASSETS
     Current assets:
         Cash and cash equivalents                                         $     33,570          $     45,895
         Restricted cash - insurance deposits                                       762                   762
         Accounts receivable, net of allowance of $1,197
           and $1,106,  respectively                                             27,413                30,598
         Prepaids and other current assets                                        2,810                 3,426
                                                                           ------------          ------------
              Total current assets                                               64,555                80,681
                                                                           ------------          ------------

     Property and equipment:
         Land, buildings and improvements                                         5,520                 5,538
         Drilling equipment                                                     561,709               561,850
         Furniture and fixtures                                                   1,916                 1,920
                                                                           ------------          ------------
              Total property and equipment                                      569,145               569,308
         Less: accumulated depreciation and amortization                       (165,492)             (157,992)
                                                                           ------------          ------------
              Net property and equipment                                        403,653               411,316

     Other noncurrent assets                                                      9,120                 9,306
                                                                           ------------          ------------
                                                                           $    477,328          $    501,303
                                                                           ============          ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
         Current maturities of long-term debt                              $      1,165          $      1,162
         Accounts payable                                                        11,052                13,761
         Accrued workers' compensation                                            4,505                 4,503
         Payroll and related employee costs                                       2,938                 3,672
         Accrued interest payable                                                 5,595                11,096
         Other accrued liabilities                                                1,585                 1,998
                                                                           ------------          ------------
              Total current liabilities                                          26,840                36,192
                                                                           ------------          ------------

     Senior notes                                                               249,290               249,268
     Long-term debt net of current maturities                                     1,003                 1,259
     Other long-term liabilities                                                    928                 1,460
     Deferred income taxes                                                       41,760                46,128
     Series A preferred stock - mandatorily redeemable                              305                   305

     Commitments and contingent liabilities (note 6)

     Shareholders' equity:
         Series B preferred stock, $1 par value; 10,000 shares
              authorized; none outstanding
         Common stock, $.10 par value; 300,000,000 shares authorized;
              165,065,391 issued and outstanding                                 16,506                16,506
         Additional paid-in capital                                             270,389               270,389
         Cumulative comprehensive income adjustments                               (454)                 (454)
         Accumulated deficit                                                   (129,239)             (119,750)
                                                                           ------------          ------------
              Total shareholders' equity                                        157,202               166,691
                                                                           ------------          ------------
                                                                           $    477,328          $    501,303
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

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amount in thousands, except per share data)
                                   (Unaudited)


                                                                      Three Months Ended
                                                                           March 31,
                                                                 --------------------------
                                                                    1999            1998
                                                                 ----------      ----------
Revenues:
     Contract drilling                                           $   37,680      $   74,015
Costs and expenses:
     Drilling operations                                             35,825          54,777
     Depreciation and amortization                                    7,735           8,587
     General and administrative                                       1,611           2,485
     Provision for doubtful accounts                                     91             100
     Unusual charges                                                    320              --
                                                                 ----------      ----------
         Total costs and expenses                                    45,582          65,949
                                                                 ----------      ----------

Operating income (loss)                                              (7,902)          8,066

Other income (expense):
     Interest income                                                    423             337
     Gain on sale of assets                                              65           1,770
     Interest expense                                                (5,992)         (4,074)
     Other, net                                                         (52)            (67)
                                                                 ----------      ----------
         Other income (expense), net                                 (5,556)         (2,034)
                                                                 ----------      ----------

Income (loss) before income taxes                                   (13,458)          6,032

Income tax expense (benefit)                                         (4,389)          2,923
                                                                 ----------      ----------

Income (loss)before extraordinary item                               (9,069)          3,109

Extraordinary item, net of tax of $203                                 (420)             --
                                                                 ----------      ----------

Net Income (loss)                                                $   (9,489)     $    3,109
                                                                 ==========      ==========

Basic and diluted net income (loss) per common share:
     Before extraordinary item                                   $    (0.06)     $      .02
     Extraordinary item, net of tax                                   (0.00)             --
                                                                 ----------      ----------

Basic and diluted net income (loss) per common share             $    (0.06)     $     0.02
                                                                 ==========      ==========

Basic weighted average shares outstanding                           165,065         164,761
                                                                 ==========      ==========

Diluted weighted average shares outstanding                         165,065         168,191
                                                                 ==========      ==========


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)



                                                   Common                                       Cumulative
                                                   Stock        Additional                    Comprehensive
                                    Common         $.10 par      Paid-in                          Income
                                    Shares         Value         Capital        Deficit         Adjustments          Total
                                  ---------      --------      -----------    -----------       -----------        ----------
Balance, December 31, 1997          164,746      $ 16,474      $   269,733    $   (36,537)      $      (454)       $ 249,216

    Exercise of stock options           149            15              357              -                 -              372

    Comprehensive income -
       net income                         -             -                -          3,109                 -        $   3,109
                                  ---------      --------      -----------    -----------       -----------        ---------


Balance, March 31, 1998             164,895      $ 16,489      $   270,090    $   (33,428)      $      (454)       $ 252,697
                                  =========      ========      ===========    ===========       ===========        =========


Balance, December 31, 1998          165,065      $ 16,506      $   270,389    $  (119,750)      $      (454)       $ 166,691

    Comprehensive income -
       net loss                           -             -                -         (9,489)                -           (9,489)
                                  ---------      --------      -----------    -----------       -----------        ---------

Balance, March 31, 1999             165,065      $ 16,506      $   270,389    $  (129,239)      $      (454)       $ 157,202
                                  =========      ========      ===========    ===========       ===========        =========



          See accompanying notes to consolidated financial statements.

          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                           Three Months Ended
                                                                                March 31,
                                                                      --------------------------
                                                                         1999            1998
                                                                      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $   (9,489)     $    3,109
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                                        7,735           8,587
      Gain on sale of assets                                                 (65)         (1,770)
      Deferred income taxes                                               (4,165)          2,298
      Foreign exchange loss                                                   52              67
      Provision for doubtful accounts                                         91             100
      Extraordinary item, net of taxes                                       420              --
   Net effect of changes in assets and liabilities
      related to operating accounts                                       (5,906)        (11,726)
                                                                      ----------      ----------
      Cash provided by (used in) operating activities                    (11,327)            665
                                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                         (161)        (85,784)
   Proceeds from sale of property and equipment                              150           2,418
                                                                      ----------      ----------
      Cash used in investing activities                                      (11)        (83,366)
                                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                               62          30,210
   Repayments of long-term debt                                             (293)           (402)
   Credit line financing costs                                              (756)             --
   Proceeds from exercise of stock options                                    --             372
                                                                      ----------      ----------
      Cash provided by (used in) financing activities                       (987)         30,180
                                                                      ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (12,325)        (52,521)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            45,895          53,626
                                                                      ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   33,570      $    1,105
                                                                      ==========      ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID FOR INTEREST:                                               $   11,493      $    8,969
                                                                      ==========      ==========
CASH PAID FOR TAXES:                                                  $       --      $       --
                                                                      ==========      ==========

NON CASH TRANSACTIONS:
   Murco Acquisition
      Change in property and equipment additions                              --      $   20,972
      Change in deferred tax liability                                        --          20,972



          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      GENERAL

         The accompanying unaudited consolidated financial statements have been prepared by Grey Wolf, Inc. (the "Company" or "Grey Wolf") in accordance with the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 1999 and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results for any other period or for the year as a whole. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2)      SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," basic earnings per share is based on weighted average shares outstanding without any dilutive effects considered and diluted earnings per share reflects dilution from all contingently issuable shares, including options, warrants and convertible preferred stock. A reconciliation of the weighted average common shares outstanding on a basic and diluted basis is as follows:

                                                           Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          1999           1998
                                                       ----------     ----------
                                                             (In thousands)
         Weighted average common shares
            outstanding - Basic                           165,065        164,761

         Effect of dilutive securities:
            Options - Treasury Stock Method                    --          2,696
            Redeemable preferred stock                         --            245
            Warrants                                           --            489
                                                       ----------     ----------
                                                               --          3,430
         Weighted average common shares
            outstanding - Diluted                         165,065        168,191
                                                       ==========     ==========

         Securities excluded from the computation of diluted EPS for the period ended March 31, 1999 that could potentially dilute basic EPS in the future were options to purchase 5.6 million shares and warrants to issue 734,000 shares. Since the Company incurred a loss for the three months ended March 31, 1999, such dilutive securities were excluded as they would be anti-dilutive to basic EPS.

         Securities excluded from the computation of diluted EPS for the period ended March 31, 1998 that could potentially dilute basic EPS in the future were options to purchase 10,000 shares due to the exercise price being greater than the average market price during the period.

Foreign Currency

         Venezuela has a highly inflationary economy as defined by SFAS No. 52 "Foreign Currency Translation." As such the Company's functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in foreign currency are re-measured to U.S. dollars at the rate of exchange in effect at the end of the period, items of income and expense and other non-monetary amounts are re-measured at historical rates. Gains or losses on foreign currency re-measurement are included in other income (expense), net in the consolidated statement of operations. During the three months ended March 31, 1999 the Company recognized foreign exchange losses of $52,000.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS No. 133") , "Accounting for Derivative Instruments and Hedging Activities," with an effective date for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. The Company believes that the adoption of the provisions of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

(3)      ACCOUNTING FOR INCOME TAXES

         The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company's foreign subsidiaries file tax returns in the country where they are domiciled. The Company records current income taxes based on its estimated tax liability in the United States and foreign countries for the period. During the three months ended March 31, 1999, the Company recorded a deferred tax benefit of $4.6 million.

         The Company follows SFAS No. 109, "Accounting for Income Taxes," which requires the balance sheet approach to income tax accounting, whereby deferred income taxes are provided at the balance sheet date for (a) differences existing in the tax basis of assets and liabilities and their financial statement carrying amounts plus (b) operating loss and tax credit carryforwards.

(4)      LONG-TERM DEBT

         On January 14, 1999, the Company entered into a senior secured revolving credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility"), replacing its previous $50.0 million facility. The CIT Facility provides the Company with the ability to borrow up to the lesser of $50.0 million or 50% of the orderly liquidation value (as defined in the agreement) of marketable drilling rig equipment located in the 48 contiguous United States. The CIT Facility is a four year revolving facility with periodic interest payments at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.5% or prime plus .25% to 1.5%. During the first year of the CIT Facility the interest rate is fixed at LIBOR plus 2.5% or prime plus 1%. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility. In addition, the CIT Facility contains certain affirmative and negative covenants including a minimum appraisal value of the drilling rigs and related equipment plus certain financial covenants which take effect if the Company's cash on hand and borrowing capacity under the CIT Facility falls below $25 million. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75 million of the equipment out of the collateral pool for other purposes. The Company currently has no borrowings outstanding under the CIT Facility.

         With the closing of the CIT Facility, the Company recognized a non-cash extraordinary loss of $420,000, net of applicable tax of $203,000, related to the write-off of deferred financing costs associated with the Company's previous facility.

         The Company has $175 million and $75 million in principal amount of senior notes ("Notes") outstanding at March 31, 1999. The Notes were issued June 1997 and May 1998, respectively, bear interest at 8f% per annum and mature July 1, 2007. The Notes are general unsecured senior obligations of the Company and are guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. All fees and expenses incurred at the time of issuance are being amortized over the life of the Notes.

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

(5)      SEGMENT AND GEOGRAPHIC INFORMATION

         Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for segment reporting based on the way management organizes segments within a company for making operating decisions and assessing performance. The Company manages its business as two reportable segments; domestic operations and foreign operations. Although the Company provides contract drilling services in several markets domestically, these operations have been aggregated into one reportable segment based on the similarity of economic characteristics among all markets including the nature of the services provided and the type of customers of such services.

         The following table sets forth the Company's operations based on the geographic areas in which it operates.

                                                 Three Months Ended
                                                      March 31,
                                             --------------------------
                                                1999            1998
                                             ----------      ----------
                                                   (In thousands)
         Revenues:
             Domestic                        $   36,244      $   71,910
             Mexico                                  --              --
             South America                        1,436           2,105
                                             ----------      ----------
                                                 37,680          74,015
                                             ==========      ==========

         Operating income (loss):
             Domestic                        $   (7,528)     $    8,479
             Mexico                                  --              --
             South America                         (374)           (413)
                                             ----------      ----------
                                             $   (7,902)     $   (8,066)
                                             ==========      ==========

         Total assets:
             Domestic                        $  465,556      $  561,690
             Mexico                                  --               2
             South America                       11,772          18,667
                                             ----------      ----------
                                             $  477,328      $  580,359
                                             ==========      ==========

         For the three months ended March 31, 1999, operating (loss) above includes unusual charges and provision for doubtful accounts from domestic operations of $320,000 and $91,000, respectively. There were no such items recorded in foreign operations.

         For the three months ended March 31, 1998, operating income above includes provision for doubtful accounts from domestic operations of $100,000.

(6)      COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition or results of operations.

         Substantially all of the Company's contract drilling activities are conducted with independent and major oil and gas companies in the United States or with independent oil and gas companies and national petroleum companies in Venezuela. Historically, the Company has not required collateral or other security to support the related receivables from such customers. However, the Company has required certain customers to deposit funds in escrow prior to the commencement of drilling. Actions typically taken by the Company in the event of nonpayment include filing a lien on the customer's producing property and filing suit against the customer.

         The June 1997 Grey Wolf Drilling Company ("GWDC") merger is intended to qualify as a tax free reorganization under Sections 368(a)(1)(A) and 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended (the "Code"), with respect to common stock received by GWDC shareholders. A principal condition for such qualification is that the former shareholders of GWDC will satisfy the continuity of proprietary interest standard with respect to common stock received in the GWDC merger. Thus, under present Internal Revenue Service ("IRS") guidelines, dispositions of common stock by GWDC shareholders during the five years following the GWDC merger could cause the IRS to assert that the GWDC merger does not qualify as a tax free reorganization. The Company has no contractual agreements with GWDC shareholders preventing the disposition of their shares. If the GWDC merger fails to qualify as a tax free reorganization for failure to meet the continuity of interest standard or for any reason, the receipt of common stock will be taxable to the GWDC shareholders at the time of the GWDC merger, and GWDC will be deemed to have sold all of its assets in a taxable exchange triggering a corporate tax liability to GWDC estimated to be in excess of $30.0 million. The Company's wholly-owned subsidiary, Grey Wolf Holdings Company, as the surviving corporation of the GWDC merger, would be liable for any such corporate tax which, if imposed, would have a material adverse effect on the financial condition of the Company.

(7)      UNUSUAL CHARGES

         During the quarter ended March 31, 1999, the Company recorded unusual charges of $320,000. These unusual charges consist entirely of severance costs incurred due to reductions in personnel at both the division and corporate levels.

                        GREY WOLF, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of Grey Wolf, Inc. ("Grey Wolf" or the "Company") included elsewhere herein and the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

GENERAL

         Grey Wolf is a leading provider of contract land drilling services in the United States with a domestic fleet of 120 rigs. In addition to its domestic operations, the Company maintains a fleet of five rigs in Venezuela, giving the Company a total of 125 rigs, 113 of which are marketable. Of the 113 marketable rigs, 54 are cold stacked (49 domestically and five in Venezuela) as of May 10, 1999. A cold stacked rig is one which is not currently being marketed, has no personnel assigned to it and has virtually no ongoing direct costs. Each cold stacked rig can however, be reactivated in a very short period of time, with little cost other than the cost of mobilization, provided that no equipment has been removed from the rig during the cold stacked period. The Company has an inventory of 12 non-marketed rigs that are being held for refurbishment as demand for the Company's services warrants.

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

         Average rig utilization in its core domestic markets has decreased from 81% for the three months ended March 31, 1998, to 39% for the three months ended March 31, 1999, and 37% year to date through April 30, 1999. In addition, the bid rates for new drilling contracts in the Company's core domestic markets for the first quarter of 1999 were approximately 37% lower than the highest bid rates achieved during the first quarter of 1998.

         The lower utilization and erosion of dayrates for the Company's land drilling rigs is a function of the overall decline in demand for land drilling services. The Company's customers are faced with lower revenues and cash flows due to lower commodity prices which has led many to reduce their actual and planned drilling expenditures. To successfully weather the current adverse business conditions, the Company has taken numerous steps to minimize cost and conserve cash. Through May 10, 1999, the Company has "cold stacked" 54 rigs, reduced overhead at both the division and corporate level and has begun a program whereby components are used from spare equipment or cold-stacked rigs instead of buying new parts. If the current trends of lower utilization and declining dayrates persist or worsen, they could have a material adverse effect on the Company's financial condition and results of operations and may in the future affect its ability to meet its debt service requirements.

FINANCIAL CONDITION AND LIQUIDITY

         The following table summarizes the Company's financial position at March 31, 1999 and as of December 31, 1998.

                                                      MARCH 31, 1999                 DECEMBER 31, 1998
                                                ------------------------          ----------------------
                                                       (UNAUDITED)
                                                                        (IN THOUSANDS)

                                                    Amount          %                 Amount         %
                                                -------------     ------          ------------     -----
         Working capital                        $      37,715          8          $     44,489        10
         Property and equipment, net                  403,653         90               411,316        88
         Other noncurrent assets                        9,120          2                 9,306         2
                                                -------------     ------          ------------     -----
                  Total                         $     450,488        100          $    465,111       100
                                                =============     ======          ============     =====

         Long-term debt                         $     250,293         56          $    250,527        54
         Other long-term liabilities                  42,993           9                47,893        10
         Shareholders' equity                         157,202         35               166,691        36
                                                -------------     ------          ------------     -----
                  Total                         $     450,488        100          $    465,111       100
                                                =============     ======          ============     =====

         The significant changes in the Company's financial position from December 31, 1998 to March 31, 1999 are the decreases in working capital and shareholders' equity of $6.8 million and $9.5 million, respectively, which are primarily due to the overall decline in the Company's operating activity along with a decline in the price received for the Company's services.

         Throughout 1998, the Company maintained a senior secured revolving credit facility with a syndicate of commercial banks (the "Former Credit Facility"). The Former Credit Facility provided the Company with the ability to borrow up to $50.0 million from time to time prior to April 30, 2000, subject to certain reductions. Effective January 14, 1999, the Company terminated the Former Credit Facility and entered into a more flexible agreement with The CIT Group/Business Credit, Inc. As such, in January, the Company recorded an extraordinary item of $420,000, net of tax of $203,000, to write off deferred loan costs associated with the termination of the Former Credit Facility.

         Effective January 14, 1999, the Company entered into a new senior secured revolving credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility"). The CIT Facility provides the Company with the ability to borrow up to the lessor of $50 million of 50% of the orderly liquidation value ("OLV"), as defined in the CIT Facility, of marketable drilling rig equipment located in the 48 contiguous states of the United States. The initial term of the CIT Facility is for four years through January 14, 2003, with automatic annual renewals thereafter unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. The CIT Facility provides the borrower with up to $10,000,000 available for letters of credit. The amounts used for letters of credit decrease the borrowing base of the CIT Facility by the amounts of such letters of credit. Interest under the CIT Facility accrues at a variable rate, using (at the borrower's election) either prime plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon the Company's debt service coverage ratio for the trailing 12 month period. During the first year of the CIT Facility, the interest rate is fixed at LIBOR plus 2.50% or prime plus 1.00%. Letters of credit accrue a fee of 1.25% per annum and the borrower pays a commitment fee of 0.375% per annum on the average unused portion of the lender's commitments. Indebtedness under the CIT Facility is secured by an exclusive lien security interest in substantially all of the Company's and its domestic subsidiaries' assets and by guarantees of the Company and certain of its wholly-owned subsidiaries. The Company, however, retains the option, subject to a minimum appraisal value, to extract $75.0 million of the equipment out of the collateral pool for other purposes. To date, there have been no borrowings under the CIT Facility.

         Among the various covenants that must be satisfied by the Company under the CIT Facility are the following two covenants which shall apply whenever the Company's liquidity, defined as the sum of cash, cash equivalents and availability under the CIT Facility, falls below $25,000,000: (i) 1 to 1 EBITDA coverage of debt service, tested monthly on a trailing 12 month basis and (ii) minimum tangible net worth at the end of each quarter will be the prior year tangible net worth less $30,000,000 adjusted for quarterly tests. Additionally, it will be a default if the OLV of the domestic drilling equipment (including inventoried rigs) falls below $150,000,000. Also, if the two month average rig utilization falls below 45%, the lender will have the option to request one additional apprisal per year to aid in determining the current OLV of the drilling equipment. While rig utilization thus far during 1999 is below 45%, the lender has not requested an additional appraisal.

         During the first three months of 1999, the Company used cash on hand and cash generated from operations to fund its activities. The net cash provided by or used in the operating, investing and financing activities of the Company is summarized below:

                                                                               Period Ended
                                                                                  March 31,
                                                                       -----------------------------
                                                                           1999             1998
                                                                       -----------      ------------
                                                                              (In thousands)
         Net cash provided by (used in):
              Operating activities                                     $   (11,327)     $        665
              Investing activities                                             (11)          (83,366)
              Financing activities                                            (987)           30,180
                                                                       -----------      ------------
         Net decrease in cash:                                         $   (12,325)     $    (52,521)
                                                                       ===========      ============

         The Company's cash flows from operating activities are affected by a number of factors including the number of rigs under contract and whether the contracts are daywork, footage or turnkey, an increasing amount of which have been turnkey. The Company's cash flow used in operating activities during the first quarter of 1999 was $5.4 million compared to cash generated from operating activities during the first quarter of 1998 of $12.4 million. This change is due to 50% fewer operating days and a decrease in average revenue per day between the two periods. Cash used to fund working capital requirements during the first quarter of 1999 was $5.9 million compared to $11.7 million for the first quarter of 1998.

         During the three months ended March 31, 1999, the Company's cash used in investing activities was negligible as a result of cost cutting measures employed to conserve cash. Investing activities during the months ended March 31, 1998 consisted primarily of the cash portion of the Murco acquisition of $66.2 million and capital expenditures for rig refurbishments and capital maintenance of approximately $19.6 million.

         Cash flow used in financing activities for the three months ended March 31, 1999 consisted principally of capital lease payments, while the cash provided by financing activities for the period ended March 31, 1998 consisted of net proceeds from borrowings of $30.0 million under the Company's Former Credit Facility which were primarily used to fund the acquisition of Murco.

Current Outlook

         Lower revenues reflect the steep decline in oil and gas commodity prices and the corresponding reduction in exploration and drilling activity over the past fifteen months. While oil and gas commodity prices have increased recently, the U.S. land drilling rig count, as reported by Baker Hughes, declined from 500 in December 30, 1998 to a historic low of 380 on April 23, 1999 and remains near that level today. In an effort to continue to minimize the cost of operations and conserve cash, the Company cold stacked 16 additional rigs during the first quarter and again reduced overhead at the corporate and division levels. As a result, during the first quarter of 1999, the Company incurred unusual charges of $320,000 for severance costs as well as approximately $600,000 in costs incurred to cold stack rigs. The cold stacking costs are included in drilling operations expenses. Capital expenditures for the first quarter of 1999 were approximately $300,000 and second quarter 1999 capital expenditures are estimated to be approximately $700,000.

         During the second quarter of 1999, the Company continues to experience downward pressure on both utilizations and dayrates. The Company's utilization during the beginning of May is in the low 30% range and current leading edge bid rates for the Company's rigs are between $5,500 and $6,500 per day. If these utilization and dayrate levels continue throughout the remainder of the second quarter of 1999, the Company expects the second quarter of 1999 loss to be greater than the loss reported in the first quarter. If cash flow generated from operating activities continues at the level discussed previously or further deteriorates, the Company will utilize a portion of its existing cash balance in order to meet debt service requirements of approximately $5.5 million per quarter.

         The Company believes that the cash flow from operations, current cash balances, and to the extent required, borrowings under the CIT Facility, will be sufficient to fund the Company's anticipated capital expenditures for the remainder of 1999.

         The Company continues to review possible acquisition opportunities. While the Company has no agreements to acquire additional businesses or equipment, suitable opportunities may arise in the future. The timing or success of any acquisition effort and the size of the associated potential capital commitments cannot be predicted at this time. The ability of the Company to consummate any such transaction will be dependent in large part on its ability to fund such transaction. There can be no assurance that adequate funding will be available on terms satisfactory to the Company.

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

Foreign Exchange

         Although the Company has suspended its operations in Venezuela, historically, operations have been performed by the Company pursuant to drilling contracts under which payments to the Company were denominated in United States Dollars but payable in Venezuelan currency at a floating exchange rate. Although the Company's Venezuelan contracts usually allow the Company to exchange up to 35% of payments made to it in Venezuelan currency for United States Dollars for a limited period of time following the payment and at the official Venezuelan exchange rate in effect at the time the payment was made to the Company (thus offering limited protection against adverse currency fluctuation), the Company has typically been subject to the risk of adverse currency fluctuations with respect to the balance of such payments. Additionally, a significant portion of costs and expenses relating to the Company's international operations have been comprised of goods and services procured in the respective foreign countries and paid for in the respective countries' currencies. As such, the Company's subsidiaries operating in Venezuela have historically been required to maintain cash balances in Venezuelan currency. The Company has not, during the three months ended March 31, 1999, entered into any currency hedges to protect it from foreign currency losses. During the three months ended March 31, 1999, the Company recognized foreign exchange losses of $52,000. (See Note 2 "Significant Accounting Policies - Foreign Currency" to the Consolidated Financial Statements).

Other

         The Company has not paid any cash dividends on the Company's common stock and does not anticipate paying dividends on the common stock at any time in the foreseeable future. Furthermore, the CIT Facility prohibits the payment of cash dividends without the consent of the participating lenders.

         The Company is a holding company. Substantially all of its operations are conducted through, and substantially all of its assets consist of equity interest in, its subsidiaries, including the guarantors of the Company's 8f% Senior Notes due 2007 (the "Senior Notes"). As a holding company, the Company's liquidity is dependent on the operations of its subsidiaries. Certain financing arrangements that the Company and its subsidiaries are party to may restrict the Company's ability to access funds from its subsidiaries.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1999 and 1998

          The following tables highlight rig days worked, revenues and operating expenses, for the Company's domestic and foreign operations for the three months ended March 31, 1999 and 1998.

                                           THREE MONTHS ENDED                        THREE MONTHS ENDED
                                             MARCH 31, 1999                            MARCH 31, 1998
                                 ------------------------------------        -----------------------------------
                                  DOMESTIC      FOREIGN                       DOMESTIC     FOREIGN
                                 OPERATIONS    OPERATIONS     TOTAL          OPERATIONS   OPERATIONS      TOTAL
                                 ---------     --------     ---------        ---------    ---------     --------
                                           (In thousands, except rig days worked and averages per day)
Rig days worked                      3,816          145         3,961            7,690          178        7,868
Drilling revenues                $  36,244     $  1,436     $  37,680        $  71,910    $   2,105     $ 74,015
Operating expenses(1)               34,212        1,613        35,825           52,599        2,178       54,777
                                 ---------     --------     ---------        ---------    ---------     --------
Gross profit (loss)              $   2,032     $   (177)    $   1,855        $  19,311    $     (73)    $ 19,238
                                 =========     ========     =========        =========    =========     ========

Average per rig day worked
   Drilling revenue              $   9,498     $  9,903     $   9,513        $   9,351    $  11,826     $  9,407
   Operating expenses                8,965       11,124         9,044            6,840       12,236        6,962
                                 ---------     --------     ---------        ---------    ---------     --------
   Gross profit (loss)           $     533     $ (1,221)    $     469        $   2,511    $    (410)    $  2,445
                                 =========     ========     =========        =========    =========     ========

-----------------------------
(1) Operating expenses exclude depreciation and amortization, general and administrative expenses, provision for doubtful accounts and unusual charges.

         Revenues decreased approximately $36.3 million, or 49%, to $37.7 million for the three months ended March 31, 1999, from $74.0 million for the three months ended March 31, 1998. This decrease is primarily due to a decrease in revenue from domestic operations of $35.7 million due to a decrease in rig days worked of 3,874 or 50%, partially offset by an increase in the average revenue per day of $147. The decrease in rig days worked is a direct result of deterioration of the drilling industry's market conditions while the increase in average revenue per day of $147 is due to an increase in the percentage of turnkey days worked, which provide significantly higher revenue per day than daywork contracts. During the first quarter of 1999, 23% of the rig days worked were under turnkey contracts compared to only 8% for the same period of 1998. Revenue per day from turnkey contracts is impacted by a number of variables including depth and geological complexities. The remaining decrease in revenue is due to a $669,000 decrease in revenue from foreign operations where rig days worked decreased by 33 days and the average revenue per day worked decreased by $1,923. The decrease in rig days worked is a direct result of the Company completing its contracts in Venezuela late in the first quarter of 1999.

         Drilling operating expenses decreased by approximately $19.0 million, or 35%, to $35.8 million for the three months ended March 31, 1999, as compared to $54.8 million for the three months ended March 31,

1998. The decrease is primarily due to an $18.4 million decrease in drilling operating expenses from domestic operations due to the decreased level of activity discussed above. The decrease in domestic drilling operating expenses is a direct result of the decrease in the number of rig days worked of 3,874, partially offset by an increase in operating expense per day of $2,125. The increase in operating expense per day is a direct result of the increase in the percentage of turnkey days worked discussed above and additional costs incurred to cold stack rigs. The remaining decrease in operating expenses of $565,000 is due to a decrease in operating expenses from foreign operations resulting from the shut down of Venezuelan operations discussed above.

         Depreciation and amortization expense decreased by $852,000, or 10%, to $7.7 million for the three months ended March 31, 1999, compared to $8.6 million for the three months ended March 31, 1998. The decrease is primarily due to the SFAS 121 write-down of assets of $93.2 million that the Company recorded in the fourth quarter of 1998.

         General and administrative expenses decreased by $874,000 or 35%, to $1.6 million for the three months ended March 31, 1999, from $2.5 million for the same period of 1998 due primarily to the Company's cost cutting measures and the decreased activity of the Company's operations.

         Interest expense increased by $1.9 million, or 47%, to $6.0 million for the three months ended March 31, 1999, compared to $4.1 million for the three months ended March 31, 1998. The increase is due to a $59.3 million increase in the average outstanding debt balance to $251.6 million for the three months ended March 31, 1999 from $192.3 million for the three months ended March 31, 1998. This increase in the outstanding debt balance is primarily due to the issuance of $75.0 million of Senior Notes during May 1998 of which $30.0 million was used to repay the indebtedness incurred under the Former Credit Facility.

         During the three months ended March 31, 1999 the Company wrote off $623,000 in deferred loan costs related to the Former Credit Facility. This amount net of the $203,000 in related taxes is classified as an extraordinary item.

         Other income, net decreased by $1.6 million to $436,000 for the three months ended March 31, 1999, as compared to $2.0 million for the three months ended March 31, 1998. The decrease is primarily due to the 1998 gain of $1.8 million on the sale of the rigs and drilling related equipment of the Company's Eastern division.

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

         The Company has mailed letters to its significant vendors and is in the process of mailing letters to its significant customers. In addition, the Company has verbally communicated with many strategic vendors and customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products purchased from or by such entities are Year 2000 compliant.

         The Company believes that as of April 30, 1999, it had completed approximately 80% of the initiatives necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 20% of the initiatives are in process and expected to be completed on or about June 30, 1999. As of March 31, 1999, the Company had incurred costs of approximately $75,000 related to its Year 2000 identification, assessment, remediation, and testing efforts consisting of upgrades to existing software. The Company estimates that the future costs associated with the Year 2000 issue will not be material, and as such will not have a significant impact on the Company's financial position or operating results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Interest Rate Risk. The Company is subject to market risk exposure related to changes in interest rates on the CIT Facility. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.5%, depending upon the Company's debt service coverage ratio for the trailing 12 month period. At March 31, 1999 and as of May 10, 1999 the Company had no outstanding balance under the CIT Facility and as such has no exposure at this time to a change in the interest rate.

         Foreign Currency Exchange Rate Risk. The Company currently conducts business in Venezuela and is sensitive to fluctuations in foreign currency exchange rates. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Foreign Exchange.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in aggregate, material to the Company's consolidated financial condition or results of operations.

         The Grey Wolf Drilling Company ("GWDC") merger is intended to qualify as a tax free organization under Sections 368(a)(1)(A) and 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended (the "Code"), with respect to common stock received by GWDC shareholders. A principal condition for such qualification is that the former shareholders of GWDC will satisfy the continuity of proprietary interest standard with respect to common stock received in the GWDC merger. Thus, under present Internal Revenue Service ("IRS") guidelines, dispositions of common stock by GWDC shareholders during the five years following the GWDC merger could cause the IRS to assert that the GWDC merger does not qualify as a tax free reorganization. The Company has no contractual agreements with GWDC shareholders preventing the disposition of their shares. If the GWDC merger fails to qualify as a tax free reorganization for failure to meet the continuity of interest standard or for any reason, the receipt of common stock will be taxable to the GWDC shareholders at the time of the GWDC merger, and GWDC will be deemed to have sold all of its assets in a taxable exchange triggering a corporate tax liability to GWDC estimated to be in excess of $30.0 million. The Company's wholly-owned subsidiary, Grey Wolf Holdings Company, as the surviving corporation of the GWDC merger would be liable for any such corporate tax which, if imposed, would have a material adverse effect on the financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Amendments to the Company's Articles of Incorporation were adopted by the shareholders at the annual meeting on May 4, 1999. The rights of the holders of Company's common stock, par value $.10 per share (the "Common Stock") were modified by the amendments to the Company's Articles of Incorporation. For a brief description of the general effect of these amendments upon the rights of the holders of Common Stock see "Item 4. Submission of Matters to a Vote of Security Holders."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 4, 1999, the annual meeting of shareholders of Grey Wolf was held. At such meeting the holders of Common Stock voted upon the following matters:

         (i) The following seven directors were elected to three classes to serve until their respective terms expire or until their successors are elected and qualified:

                  Director         Class             Term
                  --------         -----             ----

         William T. Donovan          I          Expires 2000
         Thomas P. Richards          I          Expires 2000
         Ivar Siem                   I          Expires 2000
         James K. B. Nelson         II          Expires 2001
         Roy T. Oliver, Jr.         II          Expires 2001
         Steven A. Webster          III         Expires 2002
         William R. Ziegler         III         Expires 2002

         (ii) A proposal to amend the Company's Articles of Incorporation eliminating shareholder action by less than unanimous written consent was approved.

                                                                                          Broker
                          For                 Against               Abstain              Non-vote
                      -----------            ---------              -------              --------
                      86,687,849            18,872,216              371,159             48,630,522

         (iii) A proposal to amend the Company's Articles of Incorporation providing that special meetings of shareholders may be called by shareholders only upon request of holders of at least 50% of the shares entitled to vote at such meeting was approved.

                                                                                          Broker
                          For                 Against               Abstain              Non-vote
                      -----------            ---------              -------              --------
                      87,481,540            18,173,929              275,755             48,630,522

         (iv) A proposal to amend the Company's Articles of Incorporation granting the Board of Directors the exclusive authority to adopt, amend or repeal the Company's Bylaws was approved.

                                                                                          Broker
                          For                 Against               Abstain              Non-vote
                      -----------            ---------              -------              --------
                      84,876,897            20,657,171              397,156             48,630,522

         (v) A proposal to amend the Company's Articles of Incorporation limiting the personal liability of directors to the Company and its shareholders was approved.

                                                                                          Broker
                          For                 Against               Abstain              Non-vote
                      -----------            ---------              -------              --------
                      146,573,174            7,597,391              391,181                  0

         (vi) A proposal to amend the Company's Articles of Incorporation deleting a provision limiting the Company's ability to redeem or repurchase shares of its own capital stock was approved.

                                                                                          Broker
                          For                 Against               Abstain              Non-vote
                      -----------            ---------              -------              --------
                      102,875,430            2,720,624              335,170             48,630,522

         (vii) A proposal to amend the Company's 1996 Employee Stock Option Plan increasing the amount of shares available for grant under the plan was approved.

                                                                                          Broker
                          For                 Against               Abstain              Non-vote
                      -----------            ---------              -------              --------
                      148,303,449            5,899,113              359,184                  0


ITEM 5.  OTHER INFORMATION

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding the Company's business strategy, plans, objectives, capital expenditures and beliefs of management for future operations, are forward-looking statements. Although the company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are discussed in Item 1 "Business" and
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         A current report on form 8-K (Item 5) was filed with the Securities and Exchange Commission on March 23, 1999. This current filing reported the amendment and restatement of the Company's Articles of Incorporation.

Exhibits:

        Exhibit
        Number                       Description
        -------                      -----------
         3.1      Amended and Restated Articles of Incorporation of Grey Wolf,
                  Inc.

         27.0     Financial Data Schedule

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                            GREY WOLF, INC.



Date: May 12, 1999                 By:      /s/ David W. Wehlmann
                                            -----------------------------------
                                            David W. Wehlmann
                                            Senior Vice President and
                                             Chief Financial Officer



Date: May 12, 1999                 By:      /s/ Merrie S. Costley
                                            -----------------------------------
                                            Merrie S. Costley
                                            Vice President and Controller

                                 EXHIBIT INDEX


        Exhibit
        Number                       Description
        -------                      -----------
         3.1      Amended and Restated Articles of Incorporation of Grey Wolf,
                  Inc.

         27.0     Financial Data Schedule