Form 10-Q
period 1999-06-30
GREY WOLF INC
filed 1999-08-11
CIK 320186

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999     Commission File Number 1-8226

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


     The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at August 6, 1999, was 165,082,791.

================================================================================

                        GREY WOLF, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----

PART I.       Financial Information
              Item 1.      Financial Statements
                           Consolidated Balance Sheets                                                                 3
                           Consolidated Statements of Operations                                                       4
                           Consolidated Statements of Shareholders' Equity                                             5
                           Consolidated Statements of Cash Flows                                                       6
                           Notes to Consolidated Financial Statements                                                  7
              Item 2.      Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                                      12
              Item 3.      Quantitative and Qualitative Disclosure about Market Risk                                  21

PART II.      Other Information
              Item 1.      Legal Proceedings                                                                          22
              Item 2.      Changes in Securities and Use of Proceeds                                                  22
              Item 3.      Defaults Upon Senior Securities                                                            22
              Item 4.      Submission of Matters to a Vote of Security Holders                                        22
              Item 5.      Other Information                                                                          22
              Item 6.      Exhibits and Reports on Form 8-K                                                           23


              Signatures                                                                                              24

                        GREY WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                             June 30,       December 31,
                                                               1999            1998
                                                            -----------     ------------
                                                            (Unaudited)
                         ASSETS
Current assets:
    Cash and cash equivalents                                 $  37,192      $  45,895
    Restricted cash - insurance deposits                            762            762
    Accounts receivable, net of allowance of $1,206
      and $1,106,  respectively                                  17,676         30,598
    Prepaids and other current assets                             2,649          3,426
                                                              ---------      ---------
         Total current assets                                    58,279         80,681
                                                              ---------      ---------

Property and equipment:
    Land, buildings and improvements                              5,362          5,538
    Drilling equipment                                          562,353        561,850
    Furniture and fixtures                                        1,908          1,920
                                                              ---------      ---------
      Total property and equipment                              569,623        569,308
    Less: accumulated depreciation and amortization            (173,665)      (157,992)
                                                              ---------      ---------
         Net property and equipment                             395,958        411,316

Other noncurrent assets                                           8,423          9,306
                                                              ---------      ---------
                                                              $ 462,660      $ 501,303
                                                              =========      =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                      $   1,059      $   1,162
    Accounts payable                                              8,224         13,761
    Accrued workers' compensation                                 4,192          4,503
    Payroll and related employee costs                            2,877          3,672
    Accrued interest payable                                     11,160         11,096
    Other accrued liabilities                                     1,750          1,998
                                                              ---------      ---------
         Total current liabilities                               29,262         36,192
                                                              ---------      ---------

Senior notes                                                    249,311        249,268
Long-term debt, net of current maturities                           859          1,259
Other long-term liabilities                                         928          1,460
Deferred income taxes                                            37,322         46,128
Series A preferred stock - mandatorily redeemable                  --              305

Commitments and contingent liabilities

Shareholders' equity:
    Series B preferred stock, $1 par value; 10,000 shares
      authorized; none outstanding                                 --             --
    Common stock, $.10 par value; 300,000,000 shares
      authorized; 165,082,791 and 165,065,391 issued
      and outstanding, respectively                              16,508         16,506
    Additional paid-in capital                                  270,400        270,389
    Cumulative comprehensive income adjustments                    (454)          (454)
    Accumulated deficit                                        (141,476)      (119,750)
                                                              ---------      ---------
         Total shareholders' equity                             144,978        166,691
                                                              ---------      ---------
                                                              $ 462,660      $ 501,303
                                                              =========      =========

          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                   Three Months Ended            Six Months Ended
                                                        June 30,                      June 30,
                                                ------------------------      ------------------------
                                                   1999           1998           1999           1998
                                                ---------      ---------      ---------      ---------

Revenues:
     Contract drilling                          $  23,748      $  65,458      $  61,428      $ 139,473

Costs and expenses:
     Drilling operations                           24,958         49,183         60,783        103,960
     Depreciation and amortization                  8,474          9,407         16,209         17,994
     General and administrative                     1,735          2,533          3,346          5,018
     Provision for doubtful accounts                   59            600            150            700
     Unusual charges                                 --             --              320           --
                                                ---------      ---------      ---------      ---------
         Total costs and expenses                  35,226         61,723         80,808        127,672
                                                ---------      ---------      ---------      ---------

Operating income (loss)                           (11,478)         3,735        (19,380)        11,801

Other income (expense):
     Interest income                                  431            447            854            784
     Gain (loss) on sale of assets                    195            (36)           260          1,734
     Interest expense                              (6,018)        (5,471)       (12,010)        (9,545)
     Other, net                                       (31)           (26)           (83)           (93)
                                                ---------      ---------      ---------      ---------
         Other income (expense), net               (5,423)        (5,086)       (10,979)        (7,120)
                                                ---------      ---------      ---------      ---------

Income (loss) before income taxes                 (16,901)        (1,351)       (30,359)         4,681

Income tax expense (benefit)                       (4,664)          --           (9,053)         2,923
                                                ---------      ---------      ---------      ---------

Income (loss) before extraordinary item           (12,237)        (1,351)       (21,306)         1,758

Extraordinary item, net of tax of $203               --             --             (420)          --
                                                ---------      ---------      ---------      ---------

Net income (loss)                               $ (12,237)     $  (1,351)     $ (21,726)     $   1,758
                                                =========      =========      =========      =========

Basic and diluted net income (loss) per
     common share:
     Before extraordinary item                  $   (0.07)     $   (0.01)     $   (0.13)     $    0.01
     Extraordinary item, net of tax                  --             --             --             --
                                                ---------      ---------      ---------      ---------
Basic and diluted net income (loss) per
     common share                               $   (0.07)     $   (0.01)     $   (0.13)     $    0.01
                                                =========      =========      =========      =========

Basic weighted average shares outstanding         165,077        164,934        165,071        164,848
                                                =========      =========      =========      =========

Diluted weighted average shares outstanding       165,077        164,934        165,071        168,095
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

                        GREY WOLF, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                             (Amounts in thousands)




                                                Common                               Cumulative
                                                Stock     Additional               Comprehensive
                                    Common     $.10 par     Paid-in                    Income
                                    Shares      Value       Capital       Deficit    Adjustments      Total
                                    ------     --------   ----------      -------  -------------      -----

Balance, December 31, 1997         164,746    $  16,474    $ 269,733    $ (36,537)    $    (454)    $ 249,216

    Exercise of stock options          205           21          498         --            --             519

    Comprehensive income -
       net income                     --           --           --          1,758          --           1,758
                                 ---------    ---------    ---------    ---------     ---------     ---------

Balance, June 30, 1998
    (unaudited)                    164,951    $  16,495    $ 270,231    $ (34,779)    $    (454)    $ 251,493
                                 =========    =========    =========    =========     =========     =========

Balance, December 31, 1998         165,065    $  16,506    $ 270,389    $(119,750)    $    (454)    $ 166,691

    Exercise of stock options           18            2           11         --            --              13

    Comprehensive income -
       net loss                       --           --           --        (21,726)         --         (21,726)
                                 ---------    ---------    ---------    ---------     ---------     ---------

Balance, June 30, 1999
    (unaudited)                    165,083    $  16,508    $ 270,400    $(141,476)    $    (454)    $ 144,978
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

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)



                                                                   Six Months Ended
                                                                       June 30,
                                                               ------------------------
                                                                 1999            1998
                                                               ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $ (21,726)     $   1,758
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                               16,209         17,994
      Deferred income taxes                                       (8,603)         2,908
      Gain on sale of assets                                        (260)        (1,734)
      Foreign exchange loss                                           83             97
      Provision for doubtful accounts                                150            700
      Extraordinary item, net of tax                                 420           --
   Net effect of changes in assets and liabilities
      related to operating accounts                                6,717          2,775
                                                               ---------      ---------
      Cash provided by (used in) operating activities             (7,010)        24,498
                                                               ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                 (735)      (105,950)
   Proceeds from sale of property and equipment                      626          2,623
                                                               ---------      ---------
      Cash used in investing activities                             (109)      (103,327)
                                                               ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from senior notes                                       --           75,000
   Proceeds from long-term debt                                      105         30,524
   Repayments of long-term debt                                     (565)       (30,692)
   Financing costs                                                  (832)        (3,309)
   Proceeds from exercise of stock options                            13            519
   Redemption of Series A preferred stock                           (305)          --
                                                               ---------      ---------
      Cash provided by (used in) financing activities             (1,584)        72,042
                                                               ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (8,703)        (6,787)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    45,895         53,626
                                                               ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  37,192      $  46,839
                                                               =========      =========

SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID FOR INTEREST:                                        $  11,733      $   8,869
                                                               =========      =========
CASH PAID FOR TAXES:                                           $    --        $    --
                                                               =========      =========

NON CASH TRANSACTIONS:
   Murco Acquisition
      Change in property and equipment additions               $    --        $  20,861
      Change in deferred tax liability                              --           20,861



          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      GENERAL

         The accompanying unaudited consolidated financial statements have been prepared by Grey Wolf, Inc. (the "Company" or "Grey Wolf") and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 1999 and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results for any other period or for the year as a whole. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                 JUNE 30,
                                                  -------------------     -------------------
                                                   1999        1998         1999        1998
                                                  -------     -------     -------     -------
                                                                (In thousands)
Weighted average common
    shares outstanding                            165,077     164,934     165,071     164,848

Effective of dilutive securities:
    Options - treasury stock method                  --          --          --         2,513
    Redeemable preferred stock                       --          --          --           245
    Warrants                                         --          --          --           489
                                                  -------     -------     -------     -------
                                                     --          --          --         3,247
                                                  -------     -------     -------     -------
Weighted average common shares
    outstanding - diluted                         165,077     164,934     165,071     168,095
                                                  =======     =======     =======     =======


         Securities excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 1999 and for the three month period ended June 30, 1998 that could potentially dilute basic earnings per share in the future were options to purchase 5.1 million, 5.1 million and 6.0 million shares, respectively, 490,000 warrants to issue shares and 245,000 shares for conversion of redeemable preferred

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


stock. Since the Company incurred a loss for each of the three periods, such dilutive securities were excluded as they would be anti-dilutive to basic earnings per share.

         Securities excluded from the computation of diluted earnings per share for the six month period ended June 30, 1998 that could potentially dilute basic earnings per share in the future were options to purchase 1.4 million shares due to the exercise price being greater than the average market price during the period.

Foreign Currency

         Venezuela has a highly inflationary economy as defined by SFAS No. 52 "Foreign Currency Translation." As such, the Company's functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in foreign currency are re-measured to U.S. dollars at the rate of exchange in effect at the end of the period, items of income and expense and other non-monetary amounts are re-measured at historical rates. Gains or losses on foreign currency re-measurement are included in other income (expense), net in the consolidated statement of operations. During the six month periods ended June 30, 1999 and 1998 the Company recognized foreign exchange losses of $83,000 and $97,000, respectively.

New Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS No. 137, with an effective date for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. The Company believes that the adoption of the provisions of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

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

(4)      LONG-TERM DEBT

         On January 14, 1999, the Company entered into a senior secured revolving credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility"), replacing its previous $50.0 million facility. The CIT Facility provides the Company with the ability to borrow up to the lesser of $50.0 million or 50% of the

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


orderly liquidation value (as defined in the agreement) of marketable drilling rig equipment located in the 48 contiguous United States. The CIT Facility is a four year revolving facility with periodic interest payments at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.5% or prime plus .25% to 1.5%. During the first year of the CIT Facility the interest rate is fixed at LIBOR plus 2.5% or prime plus 1.0%. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility. In addition, the CIT Facility contains certain affirmative and negative covenants including a minimum appraisal value of the drilling rigs and related equipment plus certain financial covenants which take effect if the Company's cash on hand and borrowing capacity under the CIT Facility falls below $25.0 million. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool for other purposes. The Company currently has no borrowings outstanding under the CIT Facility.

         With the closing of the CIT Facility, the Company recognized a non-cash extraordinary loss of $420,000, net of applicable tax of $203,000, related to the write-off of deferred financing costs associated with the Company's previous facility.

         The Company has $175.0 million and $75.0 million in principal amount of senior notes ("Notes") outstanding at June 30, 1999. The Notes were issued June 1997 and May 1998, respectively, bear interest at 8f% per annum and mature July 1, 2007. The Notes are general unsecured senior obligations of the Company and are guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. All fees and expenses incurred at the time of issuance are being amortized over the life of the Notes.

         Except as discussed below, the Notes are not redeemable at the option of the Company prior to July 1, 2002. On or after such date, the Company shall have the option to redeem the Notes in whole or in part during the twelve months beginning July 1, 2002 at 104.4375%, beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at 101.4792% and beginning July 1, 2005 and thereafter at 100.0000% together with any interest accrued and unpaid to the redemption date. However, at any time during the first 36 months after the issue date, the Company may at its option, redeem up to a maximum of 30% of the aggregate principal amount with the net cash proceeds of one or more equity offerings at a redemption price equal to 108.875% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, provided that at least $170.0 million aggregate principal amount shall remain outstanding immediately after the occurrence of any such redemption. Upon a Change of Control as defined in the Indentures, each holder of the Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at a purchase price equal to 101.000% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

(5)      SEGMENT AND GEOGRAPHIC INFORMATION

         Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for segment reporting

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         The following table sets forth the Company's operations based on the geographic areas in which it operates.

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                        ------------------------      ------------------------
                                          1999           1998           1999            1998
                                        ---------      ---------      ---------      ---------
                                             (In thousands)                (In thousands)

Revenues:
     Domestic                           $  23,719      $  63,231      $  59,963      $ 135,141
     Foreign                                   29          2,227          1,465          4,332
                                        ---------      ---------      ---------      ---------
                                        $  23,748      $  65,458      $  61,428      $ 139,473
                                        =========      =========      =========      =========

Operating income (loss):
     Domestic                           $ (10,996)     $   4,480      $ (18,524)     $  12,959
     Foreign                                 (482)          (745)          (856)        (1,158)
                                        ---------      ---------      ---------      ---------
                                        $ (11,478)     $   3,735      $ (19,380)     $  11,801
                                        =========      =========      =========      =========

Total assets:
     Domestic                           $ 452,985      $ 606,041      $ 452,985      $ 606,041
     Foreign                                9,675         18,854          9,675         18,854
                                        ---------      ---------      ---------      ---------
                                        $ 462,660      $ 624,895      $ 462,660      $ 624,895
                                        =========      =========      =========      =========

         For the three and six months ended June 30, 1999, operating (loss) above includes provision for doubtful accounts from domestic operations of $59,000 and $150,000, respectively. In addition, for the six months ended June 30, 1999, operating loss above includes unusual charges of $320,000. There were no such items recorded in foreign operations.

         For the three and six months ended June 30, 1998, operating income above includes provision for doubtful accounts from domestic operations of $600,000 and $700,000, respectively.

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

         The June 1997 Grey Wolf Drilling Company ("GWDC") merger was intended to qualify as a tax free reorganization under Sections 368(a)(1)(A) and 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended (the "Code"), with respect to common stock received by GWDC shareholders. A principal condition for such qualification was that the former shareholders of GWDC will satisfy the continuity of proprietary interest standard with respect to common stock received in the GWDC merger. Thus, under present Internal Revenue Service ("IRS") guidelines, dispositions of common stock by GWDC shareholders during the five years following the GWDC merger could cause the IRS to assert that the GWDC merger does not qualify as a tax free reorganization. The Company has no contractual agreements with GWDC shareholders preventing the disposition of their shares. If the GWDC merger fails to qualify as a tax free reorganization for failure to meet the continuity of interest standard or for any reason, the receipt of common stock will be taxable to the GWDC shareholders at the time of the GWDC merger, and GWDC will be deemed to have sold all of its assets in a taxable exchange triggering a corporate tax liability to GWDC estimated to be in excess of $30.0 million. The Company's wholly-owned subsidiary, Grey Wolf Holdings Company, as the surviving corporation of the GWDC merger, would be liable for any such corporate tax which, if imposed, would have a material adverse effect on the financial condition of the Company.

(7)      UNUSUAL CHARGES

         During the six months ended June 30, 1999, the Company recorded unusual charges of $320,000. These unusual charges consist entirely of severance costs incurred due to reductions in personnel at both the division and corporate levels.

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

GENERAL

         Grey Wolf is a leading provider of contract land drilling services in the United States with a domestic fleet of 120 rigs. In addition to its domestic operations, the Company maintains a fleet of five rigs in Venezuela, giving the Company a total of 125 rigs, 113 of which are marketable. Of the 113 marketable rigs, 54 are cold stacked (49 domestically and five in Venezuela). A cold stacked rig is one which is not currently being marketed, has no personnel assigned to it and has virtually no ongoing direct costs. The Company has an inventory of 12 non-marketed rigs that are being held for refurbishment as demand for the Company's services warrants.

         Since the first quarter of 1998, demand for the Company's drilling services in the markets served by the Company has been deteriorating. As a result, utilization and dayrates received by the Company for its services have declined significantly. The lower utilization and erosion of dayrates for the Company's land drilling rigs is a function of the overall decline in demand for land drilling services. The Company's customers, faced with lower revenues and cash flows due to lower commodity prices, reduced their actual and planned drilling expenditures.

         As a result, the Company has taken numerous steps to minimize cost and conserve cash. To date, the Company has cold-stacked 54 rigs, reduced overhead at both the division and corporate level and has begun a program whereby components are used from spare equipment or cold-stacked rigs instead of buying new parts. If this depressed level of utilization and dayrates persists or worsens, it could have a material adverse effect on the Company's financial condition and results of operations and may in the future affect its ability to meet its debt service requirements.

         Although current industry conditions remain depressed, there has been an increase in the U.S. land rig count from the historic low of 380 reported by Baker Hughes on April 23, 1999 to 487 reported on July 23, 1999. Average utilization in the Company's core domestic markets has also increased from 31% for the quarter ended June 30, 1999 to 33% for the month of July 1999. See Current Outlook.

FINANCIAL CONDITION AND LIQUIDITY

         The following table summarizes the Company's financial position at June 30, 1999 and as of December 31, 1998.

                                            JUNE 30, 1999           DECEMBER 31, 1998
                                        ---------------------     ---------------------
                                             (UNAUDITED)
                                                        (IN THOUSANDS)

                                         Amount         %          Amount         %
                                        --------     --------     --------     --------
Working capital                         $ 29,017            7       44,489           10
Property and equipment, net              395,958           91      411,316           88
Other noncurrent assets                    8,423            2        9,306            2
                                        --------     --------     --------     --------
         Total                          $433,398          100     $465,111          100
                                        ========     ========     ========     ========

Long-term debt                          $250,170           58     $250,527           54
Other long-term liabilities               38,250            9       47,893           10
Shareholders' equity                     144,978           33      166,691           36
                                        --------     --------     --------     --------
         Total                          $433,398          100     $465,111          100
                                        ========     ========     ========     ========

         The significant changes in the Company's financial position from December 31, 1998 to June 30, 1999 are the decreases in working capital and shareholders' equity of $15.5 million and $21.7 million, respectively, which are primarily due to the overall decline in the Company's operating activity along with a decline in the price received for the Company's services, which resulted in the net loss reported in 1999.

         Throughout 1998, the Company maintained a senior secured revolving credit facility with a syndicate of commercial banks (the "Former Credit Facility"). The Former Credit Facility provided the Company with the ability to borrow up to $50.0 million from time to time prior to April 30, 2000, subject to certain reductions. Effective January 14, 1999, the Company terminated the Former Credit Facility and entered into a more flexible agreement with The CIT Group/Business Credit, Inc. As such, in January 1999, the Company recorded an extraordinary item of $420,000, net of tax of $203,000, to write off deferred loan costs associated with the termination of the Former Credit Facility.

         Effective January 14, 1999, the Company entered into a new senior secured revolving credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility"). The CIT Facility provides the Company with the ability to borrow up to the lessor of $50.0 million or 50% of the orderly liquidation value ("OLV"), as defined in the CIT Facility, of marketable drilling rig equipment located in the 48 contiguous states of the United States. The initial term of the CIT Facility is for four years through January 14, 2003, with automatic annual renewals thereafter unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. The CIT Facility provides the borrower with up to $10,000,000 available for letters of credit. The amounts used for letters of credit decrease the borrowing base of the CIT Facility by the amounts of such letters of credit. Interest under the CIT Facility accrues at a variable rate, using (at the Company's election) either prime plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon the Company's debt service coverage ratio for the trailing 12 month period. During the first year of the CIT Facility, the interest rate is fixed at LIBOR plus 2.50% or prime plus 1.00%. Letters of credit accrue a fee of 1.25% per annum and the borrower pays a commitment fee of 0.375% per annum on the average unused portion of the lender's commitments. Indebtedness under the CIT Facility is secured by an exclusive security interest in substantially all of the Company's and its domestic subsidiaries' assets and by guarantees of the Company and certain of its wholly-owned subsidiaries. The Company, however, retains the option, subject to a minimum appraisal value, to extract $75.0 million of the equipment out of the collateral pool for other purposes. To date, there have been no borrowings under the CIT Facility.

         Among the various covenants that must be satisfied by the Company under the CIT Facility are the following two covenants which shall apply whenever the Company's liquidity, defined as the sum of cash, cash equivalents and availability under the CIT Facility, falls below $25,000,000: (i) 1 to 1 EBITDA coverage of debt service, tested monthly on a trailing 12 month basis and (ii) minimum tangible net worth (as defined in the CIT Facility) at the end of each quarter will be the prior year tangible net worth less $30,000,000 adjusted for quarterly tests. Additionally, it will be a default if the OLV of the domestic drilling equipment (including inventoried rigs) falls below $150,000,000. Also, if the two month average rig utilization falls below 45%, the lender will have the option to request one additional appraisal per year to aid in determining the current OLV of the drilling equipment. While rig utilization thus far during 1999 has been below 45%, the lender has not requested an additional appraisal.

         The net cash provided by or used in the operating, investing and financing activities of the Company is summarized below:

                                         SIX MONTH PERIODS ENDED
                                        ------------------------
                                                JUNE 30,
                                          1999            1998
                                        ---------      ---------
                                             (In thousands)
Net cash provided by (used in):
     Operating activities               $  (7,010)     $  24,498
     Investing activities                    (109)      (103,327)
     Financing activities                  (1,584)        72,042
                                        ---------      ---------
Net decrease in cash:                   $  (8,703)     $  (6,787)
                                        =========      =========

         The Company's cash flows from operating activities are affected by a number of factors including the number of rigs under contract and whether the contracts are daywork, footage or turnkey, and the rate received for these services. The Company's cash flow used in operating activities during the first six months of 1999 was $13.7 million compared to cash generated from operating activities during the first six months of 1998 of $21.7 million. This change is due to 53% fewer operating days and a decrease in per day margins between the two periods. Cash provided by changes in working capital requirements during the first six months of 1999 was $6.7 million compared to $2.8 million for the first six months of 1998.

         During the six months ended June 30, 1999, the Company's cash used in investing activities was negligible as a result of cost cutting measures employed to conserve cash. Investing activities during the six months ended June 30, 1998 consisted primarily of the cash portion of the Murco acquisition of $64.9 million and capital expenditures for rig refurbishments and capital maintenance of approximately $41.1 million.

         Cash flow used in financing activities for the six months ended June 30, 1999 consisted principally of capital lease payments, credit line financing costs and the redemption of all remaining Series A preferred stock, while cash provided by financing activities for the six month period ended June 30, 1998 consisted principally of net proceeds of $72.0 million from the May 1998 $75.0 million senior note offering.

Current Outlook

         Overall demand for land drilling services has been deteriorating since the first quarter of 1998 and the Company's rig utilization has been negatively impacted. The Company's utilization in its core domestic markets over the period is as follows:

                                            1998                  1999
                                   -----------------------   ----------------
                                   Q-1    Q-2   Q-3    Q-4   Q-1   Q-2   July
                                   ---    ---   ---    ---   ---   ---   ----
         Domestic Markets          81%    71%   59%    49%   39%   31%    33%

         Results for the second quarter of 1999 have been impacted by the lower average utilization and by lower dayrates. In addition to the lower overall drilling activity in the industry, over the past several months the Company's results have also been impacted by a loss of market share. This loss of market share is a result of strategic decisions made by management not to further lower dayrates or cut employee wages, as certain other land drilling contractors have done. Management believes these decisions benefit the Company by reducing margin deterioration, and by retaining the experienced rig personnel necessary to respond to an increase in demand by quickly returning rigs to work.

         Although current industry conditions remain depressed, there has been an increase in the U.S. land rig count and the Company has had a corresponding increase in utilization. Gas prices and demand remain strong and coupled with the recent increase in oil prices, oil and gas company cash flows have improved and drilling activity is increasing. Several large independent oil and gas companies have announced budget increases for the remainder of 1999. To date during the third quarter of 1999, the Company has experienced an increase in bid activity, as well as a slight increase in rig utilization. The Company's July 1999 average domestic utilization was approximately 33% compared to 31% for the second quarter of 1999. Current leading edge bid rates for the Company's rigs remain constant, quarter to quarter, at between $5,500 to $6,500 per day excluding fuel, and are not expected to improve without a meaningful increase in utilization. As utilization improves, however, rigs will more frequently move directly to the next job, decreasing downtime and stacking costs.

         In the meantime, however, the Company continues to conserve cash by using components from spare equipment or cold stacked rigs instead of buying new parts. Capital expenditures for the six months ended June 30, 1999 were approximately $ 1.3 million and capital expenditures for the rest of the year are estimated to be approximately $3.0 million. If demand warrants, the Company can redeploy 25 of its domestic cold-stacked rigs for an aggregate capital investment of approximately $2.1 million. The cost to redeploy the remaining 24 domestic cold-stacked rigs will likely, in the aggregate, be substantially higher than the first 25 and will depend on the extent to which component parts are used from the cold-stacked rigs and the extent to which the Company chooses to upgrade the cold-stacked rigs before returning them to service.

         The Company believes that current cash balances, and to the extent required, borrowings under the CIT Facility, will be sufficient to fund the Company's anticipated cash requirements and capital expenditures for the remainder of 1999.

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

Foreign Exchange

         Although the Company has suspended its operations in Venezuela, historically, operations have been performed by the Company pursuant to drilling contracts under which payments to the Company were denominated in United States Dollars but payable in Venezuelan currency at a floating exchange rate. Although the Company's Venezuelan contracts usually allow the Company to exchange up to 35% of payments made to it in Venezuelan currency for United States Dollars for a limited period of time following the payment and at the official Venezuelan exchange rate in effect at the time the payment was made to the Company (thus offering limited protection against adverse currency fluctuation), the Company has typically been subject to the risk of adverse currency fluctuations with respect to the balance of such payments. Additionally, a significant portion of costs and expenses relating to the Company's international operations have been comprised of goods and services procured in the respective foreign countries and paid for in the respective countries' currencies. As such, the Company's subsidiaries operating in Venezuela have historically been required to maintain cash balances in Venezuelan currency. The Company has not, during the six months ended June 30, 1999, entered into any currency hedges to protect it from foreign currency losses. During the six months ended June 30, 1999, the Company recognized foreign exchange losses of $83,000. (See Note 2 "Significant Accounting Policies - Foreign Currency" to the Consolidated Financial Statements).

Other

         The Company has not paid any cash dividends on the Company's common stock and does not anticipate paying dividends on the common stock at any time in the foreseeable future. Furthermore, the CIT Facility prohibits the payment of cash dividends without the consent of the participating lenders.

         The Company is a holding company. Substantially all of its operations are conducted through, and substantially all of its assets consist of equity interests in, its subsidiaries, including the guarantors of the Company's 8f% Senior Notes due 2007. As a holding company, the Company's liquidity is dependent on the operations of its subsidiaries. Certain financing arrangements that the Company and its subsidiaries are party to may restrict the Company's ability to access funds from its subsidiaries.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1999 and 1998

          The following tables highlight rig days worked, revenues and operating expenses, for the Company's domestic and foreign operations for the three months ended June 30, 1999 and 1998.

                                            THREE MONTHS ENDED                        THREE MONTHS ENDED
                                              JUNE 30, 1999                             JUNE 30, 1998
                                  -----------------------------------       ----------------------------------
                                   DOMESTIC      FOREIGN                     DOMESTIC     FOREIGN
                                  OPERATIONS    OPERATIONS      TOTAL       OPERATIONS   OPERATIONS      TOTAL
                                  ----------    ----------      -----       ----------   ----------      -----
                                            (In thousands, except rig days worked and averages per day)
Rig days worked                       3,035          --           3,035         6,869          221         7,090

Drilling revenues                  $ 23,719      $     29      $ 23,748      $ 63,231     $  2,227      $ 65,458
Operating expenses(1)                24,561           397        24,958        46,527        2,656        49,183
                                   --------      --------      --------      --------     --------      --------
Gross profit (loss)                $   (842)     $   (368)     $ (1,210)     $ 16,704     $   (429)     $ 16,275
                                   ========      ========      ========      ========     ========      ========

Average per rig day worked
   Drilling revenue                $  7,815      $   --        $  7,825      $  9,205     $ 10,077      $  9,232
   Operating expenses                 8,093          --           8,223         6,773       12,018         6,937
                                   --------      --------      --------      --------     --------      --------
   Gross profit (loss)             $   (278)     $   --        $   (398)     $  2,432     $ (1,941)     $  2,295
                                   ========      ========      ========      ========     ========      ========

--------
(1) Operating expenses exclude depreciation and amortization, general and administrative expenses, provision for doubtful accounts and unusual charges.

         Revenues decreased approximately $41.7 million, or 64%, to $23.7 million for the three months ended June 30, 1999, from $65.5 million for the three months ended June 30, 1998. This decrease is primarily due to a decrease in revenue from domestic operations of $39.5 million which is the result of a decrease in rig days worked of 3,834 or 56%, and a decrease in the average revenue per day of $1,390. The decrease in average revenue per day is due to lower dayrates partially offset by an increase in the percentage of turnkey days from 11% of total days worked during the three months ended June 30, 1998 to 16% for the same period in the current year. Revenue per day from turnkey contracts is impacted by a number of variables including depth and geological complexities. The remaining decrease in revenue is due to a $2.2 million decrease in revenue from foreign operations which is a direct result of the Company completing its contracts in Venezuela late in the first quarter of 1999 and discontinuing operations in Venezuela thereafter.

         Drilling operating expenses decreased by approximately $24.2 million, or 49%, to $25.0 million for the three months ended June 30, 1999, as compared to $49.2 million for the three months ended June 30, 1998. The decrease is primarily due to an $22.0 million decrease in drilling operating expenses from domestic operations due to the decreased level of activity discussed above, partially offset by an increase in operating expense per day of $1,320. The increase in operating expense per day is a result of the increase in the percentage of turnkey days worked discussed above as well as fixed overhead costs being spread over fewer days. The remaining decrease in operating expenses of $2.3 million is due to a decrease in operating expenses from foreign operations resulting from discontinuing Venezuelan operations as discussed above.

         Depreciation and amortization expense decreased by $933,000, or 10%, to $8.5 million for the three months ended June 30, 1999, compared to $9.4 million for the three months ended June 30, 1998. The decrease is primarily due to the SFAS 121 write-down of assets of $93.2 million that the Company recorded in the fourth quarter of 1998.

         General and administrative expenses decreased by $798,000 or 32%, to $1.7 million for the three months ended June 30, 1999, from $2.5 million for the same period of 1998 due primarily to the Company's cost cutting measures and the decreased activity of the Company's operations.

         Interest expense increased by $547,000, or 10%, to $6.0 million for the three months ended June 30, 1999, compared to $5.5 million for the three months ended June 30, 1998. The increase is due to a $21.7 million increase in the average outstanding debt balance to $251.4 million for the three months ended June 30, 1999 from $229.7 million for the three months ended June 30, 1998. This increase in the outstanding debt balance is primarily due to the issuance of $75.0 million of senior notes during May 1998 of which $30.0 million was used to repay the indebtedness outstanding under the Former Credit Facility.

         Other income, net increased by $210,000 to $595,000 for the three months ended June 30, 1999, as compared to $385,000 for the three months ended June 30, 1998. The increase is primarily due to the gain on the sale of non-strategic excess drilling equipment.

Comparison of the Six Months Ended June 30, 1999 and 1998

         The following tables highlight rig days worked, revenues and operating expenses, for the Company's domestic and foreign operations for the six months ended June 30, 1999 and 1998.

                                          SIX MONTHS ENDED                           SIX MONTHS ENDED
                                            JUNE 30, 1999                              JUNE 30, 1998
                                -------------------------------------       ------------------------------------
                                 DOMESTIC     FOREIGN                        DOMESTIC     FOREIGN
                                OPERATIONS   OPERATIONS      TOTAL          OPERATIONS   OPERATIONS      TOTAL
                                ----------   ----------    ----------       ----------   ----------    ---------
                                           (In thousands, except rig days worked and averages per day)
Rig days worked                      6,851          145         6,996           14,559          399       14,958

Drilling revenues               $   59,963   $    1,465    $   61,428       $  135,141   $    4,332    $ 139,473
Operating expenses(1)               58,773        2,010        60,783           99,126        4,834      103,960
                                ----------   ----------    ----------       ----------   ----------    ---------
Gross profit (loss)             $    1,190   $     (545)   $      645       $   36,015   $     (502)   $  35,513
                                ==========   ==========    ==========       ==========   ==========    =========

Average per rig day worked
   Drilling revenue             $    8,752   $   10,103    $    8,780       $    9,282   $   10,857    $   9,324
   Operating expenses                8,579       13,862         8,688            6,809       12,115        6,950
                                ----------   ----------    ----------       ----------   ----------    ---------
   Gross profit (loss)          $      173   $   (3,759)   $       92       $    2,473   $   (1,258)   $   2,374
                                ==========   ==========    ==========       ==========   ==========    =========

----------
(1) Operating expenses exclude depreciation and amortization, general and administrative expenses, provision for doubtful accounts and unusual charges.

         Revenues decreased approximately $78.0 million, or 56%, to $61.4 million for the six months ended June 30, 1999, from $139.5 million for the six months ended June 30, 1998. The decrease is due to a reduction in revenue from domestic operations of $75.2 million and a decrease in revenue from foreign operations of $2.8 million. Revenues from domestic operations decreased due to a reduction in rig days worked of 7,708 and a decrease in the average revenue per day of $530. The decrease in average revenue per day is due to lower dayrates partially offset by an increase in the percentage of turnkey from 10% of total days worked during the first half of 1998 to 20% of total days worked for the first six months of 1999. As discussed previously, revenue per day from turnkey contracts is impacted by a number of variables including depth and geological complexities. Revenue from foreign operations decreased due to a decrease in rig days worked of 254. The decrease in rig days worked is a direct result of the Company's completing its contracts late in the first quarter and discontinuing all operations in Venezuela thereafter.

         Drilling operating expenses decreased by approximately $43.2 million, or 42%, to $60.8 million for the six months ended June 30, 1999, as compared to $104.0 million for the six months ended June 30, 1998. The decrease is primarily due to a $40.4 million decrease in drilling operating expenses from domestic operations. The decrease in domestic drilling operating expenses is a direct result of the decrease in rig days worked of 7,708 partially offset by an increase in operating expense per day of $1,770. The increase in operating expense per day is a result of the greater percentage of turnkey days discussed previously as well as fixed overhead items being spread over fewer days. The remaining decrease in operating expenses of $2.8 million is due to a decrease in operating expense from foreign operations resulting from discontinuing Venezuelan operations as discussed above.

         Depreciation and amortization expense decreased by $1.8 million, or 10%, to $16.2 million for the six months ended June 30, 1999, compared to $18.0 million for the six months ended June 30, 1998. The decrease is primarily due to the SFAS 121 write-down as discussed previously.

         General and administrative expense decreased by $1.7 million, or 33%, to $3.3 million for the six months ended June 30, 1999, from $5.0 million for the same period of 1998 due primarily to the Company's cost cutting measures and the decreased activity of the Company's operations.

         During the six months ended June 30, 1999, the Company wrote off $623,000 in deferred loan costs related to its Former Credit Facility. This amount net of the $203,000 in related taxes is classified as an extraordinary item.

         Interest expense increased by $2.5 million or 26%, to $12.0 million for the six months ended June 30, 1999, compared to $9.5 million for the six months ended June 30, 1998. The increase is due to an increase in the average outstanding debt balance of $36.7 million to $251.5 million for the six months ended June 30, 1999 from $214.8 million for the six months ended June 30, 1998. This increase in the outstanding debt balance is primarily due to the issuance of $75.0 million of senior notes during May 1998 of which $30.0 million was used to repay the indebtedness outstanding under the Former Credit Facility.

         Other income, net decreased by $1.4 million to $1.0 million for the six months ended June 30, 1999, as compared to $2.4 million for the six months ended June 30, 1998. The decrease is primarily due to the $1.8 million gain recognized during 1998 on the sale of the rigs and drilling related equipment of the Company's Eastern division located in Ohio to Union Drilling, Inc., an affiliate of two of the Company's directors.

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

         The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, telephone systems and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, sprinkler systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently believes that its Year 2000 identification, assessment and remediation efforts are complete and that its testing efforts will be completed by September 30, 1999.

         The Company has mailed letters to its significant vendors and customers. In addition, the Company has verbally communicated with many strategic vendors and customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products purchased from or by such entities are Year 2000 compliant.

         As of June 30, 1999, the Company had incurred costs of approximately $78,000 related to its Year 2000 identification, assessment, remediation, and testing efforts consisting of upgrades to existing software. The Company estimates that the future costs associated with the Year 2000 issue will not be material, and as such will not have a significant impact on the Company's financial position or operating results.

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

         In the event the Company's key vendors do not achieve Year 2000 compliance, the Company could experience delays in delivery of supplies or services to its drilling rigs resulting in less efficient operations, temporary work stoppages or the loss of potential future contracts. If the Company's customers do not achieve Year 2000 compliance, the Company's cash flow could be negatively impacted due to customers' inability to process invoices and issue checks. While the Company believes its accounting systems are Year 2000 compliant, in the event that they are not, a significant increase in manpower may be required to generate financial reports and process invoices for payment.

         A contingency plan has been developed for dealing with the most reasonably likely worst case scenario. The contingency plan includes an analysis of operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts to achieve Year 2000 compliance on a timely basis. However, the contingency plan will be continually refined as the Company obtains additional information regarding the Year 2000 condition of its operations and the operations of its business partners. It is unlikely that any contingency plan will fully address all events that may arise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Interest Rate Risk. The Company is subject to market risk exposure related to changes in interest rates on the CIT Facility. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.5%, depending upon the Company's debt service coverage ratio for the trailing 12 month period. At June 30, 1999 and as of July 29, 1999, the Company had no outstanding balance under the CIT Facility and as such has no exposure at this time to a change in the interest rate.

         Foreign Currency Exchange Rate Risk. The Company is sensitive to fluctuations in foreign currency exchange rates as they relate to its business in Venezuela. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Foreign Exchange.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in aggregate, material to the Company's consolidated financial condition or results of operations.

         The Grey Wolf Drilling Company ("GWDC") merger was intended to qualify as a tax free organization under Sections 368(a)(1)(A) and 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended (the "Code"), with respect to common stock received by GWDC shareholders. A principal condition for such qualification was that the former shareholders of GWDC will satisfy the continuity of proprietary interest standard with respect to common stock received in the GWDC merger. Thus, under present Internal Revenue Service ("IRS") guidelines, dispositions of common stock by GWDC shareholders during the five years following the GWDC merger could cause the IRS to assert that the GWDC merger does not qualify as a tax free reorganization. The Company has no contractual agreements with GWDC shareholders preventing the disposition of their shares. If the GWDC merger fails to qualify as a tax free reorganization for failure to meet the continuity of interest standard or for any reason, the receipt of common stock will be taxable to the GWDC shareholders at the time of the GWDC merger, and GWDC will be deemed to have sold all of its assets in a taxable exchange triggering a corporate tax liability to GWDC estimated to be in excess of $30.0 million. The Company's wholly-owned subsidiary, Grey Wolf Holdings Company, as the surviving corporation of the GWDC merger would be liable for any such corporate tax which, if imposed, would have a material adverse effect on the financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

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

Exhibits:

            Exhibit
            Number              Description

             27.0          Financial Data Schedule

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                             GREY WOLF, INC.



Date: August 11, 1999                     By: /s/ DAVID W. WEHLMANN
                                             --------------------------------
                                             David W. Wehlmann
                                             Senior Vice President and Chief
                                             Financial Officer



Date: August 11, 1999                     By: /s/ MERRIE S. COSTLEY
                                             --------------------------------
                                             Merrie S. Costley
                                             Vice President and Controller

                               INDEX TO EXHIBITS

            Exhibit
            Number              Description
            ------              -----------
             27.0          Financial Data Schedule