Form 10-Q
period 1999-09-30
GREY WOLF INC
filed 1999-11-02
CIK 320186

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999                Commission File Number 1-8226


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

                                 Yes [X] No [ ]


         The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at October 26, 1999, was 165,159,391.

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                          September 30,  December 31,
                                                                             1999           1998
                                                                          ------------   -----------
                                                                          (Unaudited)
                                    ASSETS
Current assets:
    Cash and cash equivalents                                              $  20,753      $  45,895
    Restricted cash - insurance deposits                                         762            762
    Accounts receivable, net of allowance of $1,466
      and $1,106,  respectively                                               27,302         30,598
    Prepaids and other current assets                                          2,550          3,426
                                                                           ---------      ---------
         Total current assets                                                 51,367         80,681
                                                                           ---------      ---------

Property and equipment:
    Land, buildings and improvements                                           5,035          5,538
    Drilling equipment                                                       563,978        561,850
    Furniture and fixtures                                                     2,049          1,920
                                                                           ---------      ---------
         Total property and equipment                                        571,062        569,308
    Less: accumulated depreciation and amortization                         (181,756)      (157,992)
                                                                           ---------      ---------
         Net property and equipment                                          389,306        411,316

Other noncurrent assets                                                        8,121          9,306
                                                                           ---------      ---------
                                                                           $ 448,794      $ 501,303
                                                                           =========      =========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                   $   1,033      $   1,162
    Accounts payable                                                          12,928         13,761
    Accrued workers' compensation                                              3,318          4,503
    Payroll and related employee costs                                         3,859          3,672
    Accrued interest payable                                                   5,634         11,096
    Other accrued liabilities                                                  2,505          1,998
                                                                           ---------      ---------
         Total current liabilities                                            29,277         36,192
                                                                           ---------      ---------

Senior notes                                                                 249,333        249,268
Long-term debt, net of current maturities                                        645          1,259
Other long-term liabilities                                                    1,974          1,460
Deferred income taxes                                                         33,920         46,128
Series A preferred stock - mandatorily redeemable                                 --            305

Commitments and contingent liabilities                                            --             --

Shareholders' equity:
    Series B preferred stock, $1 par value; 10,000 shares
      authorized; none outstanding                                                --             --
    Common stock, $.10 par value; 300,000,000 shares
      authorized; 165,159,391 and 165,065,391 issued
      and outstanding, respectively                                           16,516         16,506
    Additional paid-in capital                                               270,519        270,389
    Cumulative comprehensive income adjustments                                 (454)          (454)
    Accumulated deficit                                                     (152,936)      (119,750)
                                                                           ---------      ---------
         Total shareholders' equity                                          133,645        166,691
                                                                           ---------      ---------
                                                                           $ 448,794      $ 501,303
                                                                           =========      =========

          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                September 30,
                                                          ------------------------      ------------------------
                                                            1999           1998           1999            1998
                                                          ---------      ---------      ---------      ---------
Revenues:
     Contract drilling                                    $  33,992      $  56,637      $  95,420      $ 196,110

Costs and expenses:
     Drilling operations                                     33,101         47,113         93,884        151,043
     Depreciation and amortization                            8,532          9,714         24,741         27,708
     General and administrative                               1,824          2,035          5,170          7,053
     Provision for doubtful accounts                            185             --            335            700
     Unusual charges                                             --            272            320            302
                                                          ---------      ---------      ---------      ---------
         Total costs and expenses                            43,642         59,134        124,450        186,806
                                                          ---------      ---------      ---------      ---------

Operating income (loss)                                      (9,650)        (2,497)       (29,030)         9,304

Other income (expense):
     Interest expense                                        (6,013)        (6,054)       (18,023)       (15,599)
     Interest income                                            326            562          1,180          1,346
     Gain (loss) on sale of assets                              275            624            535          2,358
     Other, net                                                 (25)           (52)          (108)          (145)
                                                          ---------      ---------      ---------      ---------
         Other income (expense), net                         (5,437)        (4,920)       (16,416)       (12,040)
                                                          ---------      ---------      ---------      ---------

Income (loss) before income taxes                           (15,087)        (7,417)       (45,446)        (2,736)

Income tax expense (benefit)                                 (3,627)        (2,029)       (12,680)           894
                                                          ---------      ---------      ---------      ---------

Income (loss) before extraordinary item                     (11,460)        (5,388)       (32,766)        (3,630)

Extraordinary item, net of tax of $203                           --             --           (420)            --
                                                          ---------      ---------      ---------      ---------

Net income (loss)                                         $ (11,460)     $  (5,388)     $ (33,186)     $  (3,630)
                                                          =========      =========      =========      =========

Basic and diluted net income (loss) per common share:
     Before extraordinary item                            $    (.07)     $    (.03)     $    (.20)     $    (.02)
     Extraordinary item, net of tax                              --             --             --             --
                                                          ---------      ---------      ---------      ---------
Basic and diluted net income (loss) per
     common share                                         $    (.07)     $    (.03)     $    (.20)     $    (.02)
                                                          =========      =========      =========      =========

Basic weighted average shares outstanding                   165,127        165,010        165,090        164,903
                                                          =========      =========      =========      =========

Diluted weighted average shares outstanding                 165,127        165,010        165,090        164,903
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

                        GREY WOLF, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                             (Amounts in thousands)


                                                 Common                                   Cumulative
                                                 Stock       Additional                  Comprehensive
                                   Common       $.10 par      Paid-in                       Income
                                   Shares         Value       Capital        Deficit      Adjustments       Total
                                  ---------     ---------    ----------     ---------    -------------    ---------
Balance, December 31, 1997          164,746     $  16,474     $ 269,733     $ (36,537)     $    (454)     $ 249,216

    Exercise of stock options           319            32           656            --             --            688

    Comprehensive income -
       net loss                          --            --            --        (3,630)            --         (3,630)
                                  ---------     ---------     ---------     ---------      ---------      ---------

Balance, September 30, 1998
    (unaudited)                     165,065     $  16,506     $ 270,389     $ (40,167)     $    (454)     $ 246,274
                                  =========     =========     =========     =========      =========      =========

Balance, December 31, 1998          165,065     $  16,506     $ 270,389     $(119,750)     $    (454)     $ 166,691

    Exercise of stock options            94            10           130            --             --            140

    Comprehensive income -
       net loss                          --            --            --       (33,186)            --        (33,186)
                                  ---------     ---------     ---------     ---------      ---------      ---------

Balance, September 30, 1999
    (unaudited)                     165,159     $  16,516     $ 270,519     $(152,936)     $    (454)     $ 133,645
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

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                  Nine Months Ended
                                                                     September 30,
                                                               ------------------------
                                                                  1999           1998
                                                               ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $ (33,186)     $  (3,630)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                               24,741         27,708
      Deferred income taxes                                      (12,005)           879
      Gain on sale of assets                                        (535)        (2,358)
      Foreign exchange loss                                          108            149
      Provision for doubtful accounts                                335            700
      Extraordinary item, net of tax                                 420             --
   Net effect of changes in assets and liabilities
      related to operating accounts                               (1,631)        (1,891)
                                                               ---------      ---------
      Cash provided by (used in) operating activities            (21,753)        21,557
                                                               ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                               (2,748)      (112,141)
   Proceeds from sale of property and equipment                    1,033          4,016
                                                               ---------      ---------
      Cash used in investing activities                           (1,715)      (108,125)
                                                               ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from senior notes                                         --         75,000
   Proceeds from long-term debt                                      161         30,599
   Repayments of long-term debt                                     (838)       (30,993)
   Financing costs                                                  (832)        (3,595)
   Proceeds from exercise of stock options                           140            688
   Redemption of Series A Preferred stock                           (305)            --
                                                               ---------      ---------
      Cash provided by (used in) financing activities             (1,674)        71,699
                                                               ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (25,142)       (14,869)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    45,895         53,626
                                                               ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  20,753      $  38,757
                                                               =========      =========

SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID FOR INTEREST:                                        $  23,488      $  17,804
                                                               =========      =========
CASH PAID FOR TAXES:                                           $      --      $      --
                                                               =========      =========

NON CASH TRANSACTIONS:
   Murco Acquisition
      Change in property and equipment additions               $      --      $  20,873
      Change in deferred tax liability                                --         20,873


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      GENERAL

         The accompanying unaudited consolidated financial statements have been prepared by Grey Wolf, Inc. (the "Company" or "Grey Wolf") and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 1999 and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results for any other period or for the year as a whole. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                        -------------------     -------------------
                                         1999         1998        1999        1998
                                        -------     -------     -------     -------
                                                       (In thousands)
Weighted average common
    shares outstanding                  165,127     165,010     165,090     164,903

Effective of dilutive securities:
    Options - treasury stock method          --          --          --          --
    Redeemable preferred stock               --          --          --          --
    Warrants                                 --          --          --          --
                                        -------     -------     -------     -------
                                             --          --          --          --
                                        -------     -------     -------     -------
Weighted average common shares
    outstanding - diluted               165,127     165,010     165,090     164,903
                                        =======     =======     =======     =======


         Securities excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 1999 and 1998 that could potentially dilute basic earnings per share in the future were options to purchase 7.2 million shares and 5.8 million shares, respectively. Also excluded are 490,000 warrants to issue shares and 245,000 shares for conversion of redeemable preferred stock for 1998. Since the Company incurred a loss for all periods disclosed, such dilutive securities were excluded as they would be anti-dilutive to basic earnings per share.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Foreign Currency

         Venezuela has a highly inflationary economy as defined by SFAS No. 52 "Foreign Currency Translation." As such, the Company's functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in foreign currency are re-measured to U.S. dollars at the rate of exchange in effect at the end of the period, items of income and expense and other non-monetary amounts are re-measured at historical rates. Gains or losses on foreign currency re-measurement are included in other income (expense), net in the consolidated statement of operations. During the nine month periods ended September 30, 1999 and 1998, the Company recognized foreign exchange losses of $108,000 and $149,000, respectively.

New Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS No. 137, with an effective date for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. The Company believes that the adoption of the provisions of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


are pledged as collateral under the CIT Facility. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool for other purposes. The Company currently has no borrowings outstanding under the CIT Facility.

         With the closing of the CIT Facility, the Company recognized a non-cash extraordinary loss of $420,000, net of applicable tax benefit of $203,000, related to the write-off of deferred financing costs associated with the Company's previous facility.

         The Company has $175.0 million and $75.0 million in principal amount of senior notes ("Notes") outstanding at September 30, 1999. The Notes were issued in June 1997 and May 1998, respectively, bear interest at 87/8% per annum and mature July 1, 2007. The Notes are general unsecured senior obligations of the Company and are guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. All fees and expenses incurred at the time of issuance are being amortized over the life of the Notes.

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                        SEPTEMBER 30,                SEPTEMBER 30,
                                 ------------------------      ------------------------
                                   1999           1998           1999           1998
                                 ---------      ---------      ---------      ---------
                                       (In thousands)               (In thousands)
Revenues:
     Domestic                    $  33,992      $  54,263      $  93,956      $ 189,404
     Foreign                            --          2,374          1,464          6,706
                                 ---------      ---------      ---------      ---------
                                 $  33,992      $  56,637      $  95,420      $ 196,110
                                 =========      =========      =========      =========

Operating income (loss):
     Domestic                    $  (9,473)     $  (2,225)     $ (27,997)     $  10,734
     Foreign                          (177)          (272)        (1,033)        (1,430)
                                 ---------      ---------      ---------      ---------
                                 $  (9,650)     $  (2,497)     $ (29,030)     $   9,304
                                 =========      =========      =========      =========

Total assets:
     Domestic                    $ 439,841      $ 588,318      $ 439,841      $ 588,318
     Foreign                         8,953         19,076          8,953         19,076
                                 ---------      ---------      ---------      ---------
                                 $ 448,794      $ 607,394      $ 448,794      $ 607,394
                                 =========      =========      =========      =========

         For the three and nine months ended September 30, 1999, operating loss above includes provision for doubtful accounts from domestic operations of $185,000 and $335,000, respectively. In addition, for the nine months ended September 30, 1999, operating loss above includes unusual charges of $320,000. There were no such items recorded in foreign operations.

         For the nine months ended September 30, 1998, operating income above includes provision for doubtful accounts from domestic operations of $700,000. For the three and nine months ended September 30, 1998, operating income (loss) from domestic operations above includes unusual charges of $127,000 and $157,000, respectively. Unusual charges related to foreign operations were $145,000 for the three and nine months ended September 30, 1998.

(6)      COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition or results of operations.

         Substantially all of the Company's contract drilling activities are conducted with independent and major oil and gas companies in the United States. Historically, the Company has not required collateral or other security to support the related receivables from such customers. However, the Company has required certain customers to deposit funds in escrow prior to the commencement of drilling. Actions typically taken by the Company in the event of nonpayment include filing a lien on the customer's producing property and filing suit against the customer.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(7)      UNUSUAL CHARGES

         During the nine months ended September 30, 1999, the Company recorded unusual charges of $320,000. These unusual charges consist entirely of severance costs incurred due to reductions in personnel at both the division and corporate levels. All severance costs recorded by the Company have been paid.

         During the three and nine months ended September 30, 1998, the Company recorded unusual charges of $272,000 and $302,000, respectively. These charges consisted of $127,000 and $157,000, respectively, of severance costs paid and $145,000 in write-downs associated with international operations.

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

GENERAL

         Grey Wolf is a leading provider of contract land drilling services in the United States with a domestic fleet of 120 rigs, 108 of which are marketable. Of the 108 marketable rigs, 64 rigs are currently marketed while 44 are cold-stacked. A cold-stacked rig is one which is not currently being marketed, has no personnel assigned to it and has virtually no ongoing direct costs. The Company has an inventory of 17 non-marketed rigs (12 domestically and five in Venezuela) that are being held for refurbishment or return to service as demand for the Company's services warrants.

         The Company's rig utilization for the third quarter of 1999 increased to 40% from 31% in the second quarter of 1999. Utilization for the first 22 days of the fourth quarter of 1999 is higher still at approximately 55%. The increase in rig utilization for the third quarter of 1999 marks the first quarter-over-quarter increase since the fourth quarter of 1997. From the first quarter of 1998 through the second quarter of 1999, the Company experienced declining utilization and dayrates, reflecting the general decline in domestic land drilling activity over the same period. In April 1999, the domestic land drilling rig count reached a historical low of 380 rigs according to the Baker-Hughes rig count. During this extended period of lower utilization and dayrates, the Company took numerous steps to minimize cost and conserve cash. The Company cold- stacked a total of 49 rigs, five of which have since been returned to marketable status. Overhead was reduced at both the division and corporate level and the Company used components from spare equipment or cold-stacked rigs instead of buying new replacement parts.

         The recent increase in demand for the Company's rigs and upward movement in dayrates has allowed the Company to return 30 additional rigs to work, including five of the 49 which had been cold-stacked. The recent increases in land drilling activity and demand for the Company's services may represent, the Company believes, the early stages of a recovery over the long term in the land drilling business. These improved conditions are, however, recent developments and substantial additional, sustained improvements will be required for the Company to produce positive cash flow from operations and return to profitability. A continuation of current levels of utilization or a further decline could have a material adverse effect on the Company's financial condition and results of operations and may in the future affect its ability to meet its debt service requirements. See "Current Outlook."

FINANCIAL CONDITION AND LIQUIDITY

         The following table summarizes the Company's financial position at September 30, 1999 and as of December 31, 1998.

                                 SEPTEMBER 30, 1999          DECEMBER 31, 1998
                                ---------------------      --------------------
                                     (UNAUDITED)
                                                 (IN THOUSANDS)

                                 Amount         %          Amount          %
                                --------     --------     --------     --------
Working capital                 $ 22,090            5       44,489           10
Property and equipment, net      389,306           93      411,316           88
Other noncurrent assets            8,121            2        9,306            2
                                --------     --------     --------     --------
         Total                  $419,517          100     $465,111          100
                                ========     ========     ========     ========

Long-term debt                  $249,978           59     $250,527           54
Other long-term liabilities       35,894            9       47,893           10
Shareholders' equity             133,645           32      166,691           36
                                --------     --------     --------     --------
         Total                  $419,517          100     $465,111          100
                                ========     ========     ========     ========

         The significant changes in the Company's financial position from December 31, 1998 to September 30, 1999 are the decreases in working capital and shareholders' equity of $22.4 million and $33.0 million, respectively, which are primarily due to the overall decline in the Company's operating activity along with a decline in the price received for the Company's services, which resulted in the net loss reported in 1999.

         Throughout 1998, the Company maintained a senior secured revolving credit facility with a syndicate of commercial banks (the "Former Credit Facility"). The Former Credit Facility provided the Company with the ability to borrow up to $50.0 million from time to time prior to April 30, 2000, subject to certain reductions. Effective January 14, 1999, the Company terminated the Former Credit Facility and entered into a more flexible agreement with The CIT Group/Business Credit, Inc. (the "CIT Facility"). As such, in January 1999, the Company recorded an extraordinary item of $420,000, net of tax benefit of $203,000, to write off deferred loan costs associated with the termination of the Former Credit Facility.

         The CIT Facility provides the Company with the ability to borrow up to the lessor of $50.0 million or 50% of the orderly liquidation value ("OLV"), as defined in the CIT Facility, of marketable drilling rig equipment located in the 48 contiguous United States. The initial term of the CIT Facility is for four years expiring January 14, 2003, with automatic annual renewals thereafter unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. The CIT Facility provides the borrower with up to $10,000,000 available for letters of credit. The amounts used for letters of credit decrease the borrowing base of the CIT Facility by the amount of such letters of credit. Interest under the CIT Facility accrues at a variable rate, using (at the Company's election) either prime plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon the Company's debt service coverage ratio for the trailing 12 month period. During the first year of the CIT Facility, the interest rate is fixed at LIBOR plus 2.50% or prime plus 1.00%. Letters of credit accrue a fee of 1.25% per annum and the borrower pays a commitment fee of 0.375% per annum on the average unused portion of the lender's commitments. Indebtedness under the CIT Facility is secured by an exclusive security interest in substantially all of the Company's and its domestic subsidiaries' assets and by guarantees of the Company and certain of its wholly-owned subsidiaries. The Company, however, retains the option, subject to a minimum appraisal value, to extract $75.0 million of the equipment out of the collateral pool for other purposes. To date, there have been no borrowings under the CIT Facility.

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

         The net cash provided by or used in the operating, investing and financing activities of the Company is summarized below:

                                           NINE MONTH PERIODS ENDED
                                                SEPTEMBER 30,
                                           ------------------------
                                             1999           1998
                                           ---------      ---------
                                               (In thousands)
Net cash provided by (used in):
     Operating activities                  $ (21,753)     $  21,557
     Investing activities                     (1,715)      (108,125)
     Financing activities                     (1,674)        71,699
                                           ---------      ---------
Net decrease in cash:                      $ (25,142)     $ (14,869)
                                           =========      =========

         The Company's cash flows from operating activities are affected by a number of factors including the number of rigs under contract and whether the contracts are daywork, footage or turnkey, and the rate received for these services. The Company's cash flow used in operating activities during the first nine months of 1999 was $20.1 million compared to cash generated from operating activities during the first nine months of 1998 of $23.4 million. This change is due to 48% fewer operating days and a decrease in per day gross profit margins between the two periods. Cash used in operations due to changes in working capital requirements during the first nine months of 1999 was $1.6 million compared to $1.9 million for the first nine months of 1998.

         During the nine months ended September 30, 1999, the Company's cash used in investing activities was negligible as a result of cost cutting measures employed to conserve cash. Investing activities during the nine months ended September 30, 1998 consisted primarily of the cash portion of the Murco acquisition of $60.8 million and capital expenditures for rig refurbishments and capital maintenance of approximately $45.4 million.

         Cash flow used in financing activities for the nine months ended September 30, 1999 consisted principally of capital lease payments, credit line financing costs and the redemption of all remaining Series A preferred stock, while cash provided by financing activities for the nine month period ended September 30, 1998 consisted principally of net proceeds of $72.0 million from the May 1998 $75.0 million senior note offering.

Current Outlook

         Beginning in the first quarter of 1998 and continuing through the second quarter of 1999, overall demand for land drilling services deteriorated and the Company's rig utilization was negatively impacted. Rig utilization since the end of the second quarter of 1999 has improved. The Company's utilization in its core domestic markets over the period through October 22, 1999 is as follows:

                                             1998                                 1999
                                 -----------------------------       ----------------------------
                                 Q-1     Q-2      Q-3      Q-4       Q-1       Q-2     Q-3    Oct
                                 ---     ---      ---      ---       ---       ---     ---    ---
         Domestic Markets        81%      71%      59%      49%       39%       31%     40%    55%

         After an extended period of declines, the total U.S. land drilling count has risen over the past several months from the historic low of 380 reported on April 23, 1999, to 622 reported on October 22, 1999, a 64% increase. Grey Wolf's rig count has increased approximately 88% during the same period. For the first three weeks of the fourth quarter of 1999, the Company had an average of 60 rigs working (55% utilization). We believe the Company's greater percentage increase in working rigs over the period is attributable to the Company's ability to return rigs to work quickly as a result of not reducing wages and thus being able to retain key operating personnel.

         In addition to the increase in rig utilization, there has also been a modest increase in the dayrates the Company receives for its services from a low bid range of $5,500 to $6,500 per day to leading edge bid rates today ranging from $5,800 to $7,200. The Company's third quarter of 1999 utilization of 40% compares favorably to the prior quarter utilization of 31% and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the third quarter, while negative, were $1.9 million better than EBITDA in the prior quarter.

         Although current industry conditions remain somewhat depressed, the increases in rig utilization and dayrates is encouraging. Gas prices and demand remain strong and coupled with the current level of oil prices, oil and gas company cash flows should continue to improve and drilling activity should increase accordingly. Based on the Company's current level of utilization and dayrates, results for the fourth quarter of 1999, should be better than those of the third quarter. If current levels of utilization and dayrates are sustained through the fourth quarter of 1999, the Company believes that it may be able to attain slightly positive EBITDA during the fourth quarter.

         The Company continues to conserve cash by using components from spare equipment inventory or cold stacked rigs instead of buying new replacement parts. Capital expenditures for the nine months ended September 30, 1999 were approximately $3.8 million and capital expenditures for the rest of the year are estimated to be approximately $3.3 million. Included in the Company's capital expenditures of approximately $2.5 million for the third quarter of 1999 was the initial expenditure of approximately $900,000 to purchase two top drive units for delivery in the fourth quarter, with an additional payment of approximately $2.0 million expected to be made in the fourth quarter of 1999. Demand for top drive units is growing in land drilling and the Company expects to buy or rent additional top drive units as required to meet customer demand. The Company has redeployed five of its domestic cold-stacked rigs for an aggregate capital investment of $200,000. If demand warrants, the Company currently believes that it can return the Company's next 20 cold-stacked rigs to marketed condition for estimated capital expenditures of approximately $2.0 million, which would bring the Company's marketed rig count to 85 rigs. To bring to marketed status the next 15 rigs, increasing marketed rigs to 100, would require an estimated $4.6 million to $5.9 million. An estimated $10.0 million would be required to return the Company's final eight cold-stacked rigs to marketed status. The actual cost of returning cold-stacked rigs to marketed status will depend on the extent to which component parts are used from the cold-stacked rigs and the extent to which the Company chooses to upgrade the cold-stacked rigs before returning them to service.

         The Company believes that current cash balances, and to the extent required, borrowings under the CIT Facility, will be sufficient to fund the Company's anticipated cash requirements and capital expenditures for the remainder of 1999 and for 2000.

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

Foreign Exchange

         Although the Company discontinued its operations in Venezuela in the first quarter of 1999, historically, operations were performed there by the Company pursuant to drilling contracts under which payments to the Company were denominated in United States Dollars but payable in Venezuelan currency at a floating exchange rate. Additionally, the Company's subsidiaries operating in Venezuela have historically been required to maintain cash balances in Venezuelan currency. The Company has not, during the nine months ended September 30, 1999, entered into any currency hedges to protect it from foreign currency losses. During the nine months ended September 30, 1999, the Company recognized foreign exchange losses of $108,000. (See Note 2 "Significant Accounting Policies - Foreign Currency" to the Consolidated Financial Statements).

Other

         The Company has not paid any cash dividends on its common stock and does not anticipate paying dividends on the common stock at any time in the foreseeable future. Furthermore, the CIT Facility prohibits the payment of cash dividends without the consent of the participating lenders.

         The Company is a holding company. Substantially all of its operations are conducted through, and substantially all of its assets consist of equity interests in, its subsidiaries, including the guarantors of the Company's 87/8% Senior Notes due 2007. As a holding company, the Company's liquidity is dependent on the operations of its subsidiaries. Certain financing arrangements that the Company and its subsidiaries are party to may restrict the Company's ability to access funds from its subsidiaries.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1999 and 1998

          The following tables highlight rig days worked, revenues and operating expenses, for the Company's domestic and foreign operations for the three months ended September 30, 1999 and 1998.

                                      THREE MONTHS ENDED                  THREE MONTHS ENDED
                                      SEPTEMBER 30, 1999                  SEPTEMBER 30, 1998
                             ----------------------------------   ---------------------------------
                              DOMESTIC     FOREIGN                 DOMESTIC     FOREIGN
                             OPERATIONS   OPERATIONS     TOTAL    OPERATIONS   OPERATIONS    TOTAL
                             ----------   ----------    -------   ----------   ----------   -------
                                    (In thousands, except rig days worked and averages per day)
Rig days worked                  4,023          --        4,023       5,916         223       6,139
Drilling revenues              $33,992     $    --      $33,992     $54,265     $ 2,372     $56,637
Operating expenses(1)           33,030          71       33,101      44,894       2,219      47,113
                               -------     -------      -------     -------     -------     -------
Gross profit (loss)            $   962     $   (71)     $   891     $ 9,371     $   153     $ 9,524
                               =======     =======      =======     =======     =======     =======

Average per rig day worked
   Drilling revenue            $ 8,449     $    --      $ 8,449     $ 9,173     $10,637     $ 9,226
   Operating expenses            8,210          --        8,228       7,589       9,951       7,674
                               -------     -------      -------     -------     -------     -------
   Gross profit                $   239     $    --      $   221     $ 1,584     $   686     $ 1,552
                               =======     =======      =======     =======     =======     =======

----------------------

(1) Operating expenses exclude depreciation and amortization, general and administrative expenses, provision for doubtful accounts and unusual charges.

         Revenues decreased approximately $22.6 million, or 40%, to $34.0 million for the three months ended September 30, 1999, from $56.6 million for the three months ended September 30, 1998. This decrease is primarily due to a decrease in revenue from domestic operations of $20.3 million which is the result of a decrease in rig days worked of 1,893 or 32%, and a decrease in the average revenue per day of $724. The decrease in average revenue per day is due to lower dayrates partially offset by an increase in the percentage of turnkey drilling activity from 16% of total days worked during the three months ended September 30, 1998 to 20% for the same period in the current year. The remaining decrease in revenue is due to a $2.4 million decrease in revenue from foreign operations which is a direct result of the Company completing its contracts in Venezuela late in the first quarter of 1999 and discontinuing operations in Venezuela thereafter.

         Drilling operating expenses decreased by approximately $14.0 million, or 30 %, to $33.1 million for the three months ended September 30, 1999, as compared to $47.1 million for the three months ended September 30, 1998. The decrease is primarily due to an $11.9 million decrease in drilling operating expenses from domestic operations due to the decreased level of activity discussed above, partially offset by an increase in operating expense per day of $621. The increase in operating expense per day is a result of the increase in the percentage of turnkey days worked discussed above as well as fixed overhead costs being spread over fewer rig days worked. The remaining decrease in operating expenses of $2.2 million is due to a decrease in operating expenses from foreign operations resulting from discontinuing Venezuelan operations as discussed above.

         Turnkey contracts generally result in higher effective revenues per day worked than dayrate contracts. Gross profit margins per day worked on successful turnkey jobs are also generally better than under dayrate contracts, although the Company typically is required to bear additional operating costs (such as fuel costs) that would typically be paid by the customer under dayrate contracts. Revenues, operating expenses and, thus, gross profit (or loss) margins on turnkey contracts are affected by a number of variables, and include the depth of the well, geological complexities and the actual difficulties encountered in drilling the well.

         Depreciation and amortization expense decreased by $1.2 million, or 12%, to $8.5 million for the three months ended September 30, 1999, compared to $9.7 million for the three months ended September 30, 1998. The decrease is primarily due to the SFAS 121 write-down of assets of $93.2 million that the Company recorded in the fourth quarter of 1998.

         General and administrative expenses decreased by $211,000 or 10%, to $1.8 million for the three months ended September 30, 1999, from $2.0 million for the same period of 1998 due primarily to the Company's cost cutting measures and the decreased level of activity.

         During the three months ended September 30, 1998, the Company recorded $272,000 in unusual charges which consisted of $127,000 in severance costs and $145,000 in write-downs associated with international operations.

         The difference in interest expense for the three months ended September 30, 1999 as compared to the same period in 1998 is negligible as the average outstanding debt balance has remained relatively constant since June 1998.

         Other income, net decreased by $558,000 to $576,000 for the three months ended September 30, 1999, as compared to $1.1 million for the three months ended September 30, 1998. The decrease is primarily due to the gain on the sale of non-strategic excess drilling equipment in 1998 being greater than that in 1999.

Comparison of the Nine Months Ended September 30, 1999 and 1998

          The following tables highlight rig days worked, revenues and operating expenses, for the Company's domestic and foreign operations for the nine months ended September 30, 1999 and 1998.

                                        NINE MONTHS ENDED                     NINE MONTHS ENDED
                                       SEPTEMBER 30, 1999                    SEPTEMBER 30, 1998
                              ------------------------------------    ------------------------------------
                               DOMESTIC     FOREIGN                    DOMESTIC    FOREIGN
                              OPERATIONS   OPERATIONS      TOTAL      OPERATIONS  OPERATIONS       TOTAL
                              ----------   ----------     --------    ----------  ----------      --------
                                        (In thousands, except rig days worked and averages per day)
Rig days worked                  10,874          145        11,019       20,475          622        21,097

Drilling revenues              $ 93,956     $  1,464      $ 95,420     $189,406     $  6,704      $196,110
Operating expenses(1)            91,806        2,078        93,884      143,990        7,053       151,043
                               --------     --------      --------     --------     --------      --------
Gross profit (loss)            $  2,150     $   (614)     $  1,536     $ 45,416     $   (349)     $ 45,067
                               ========     ========      ========     ========     ========      ========

Average per rig day worked
   Drilling revenue            $  8,640     $ 10,097      $  8,660     $  9,251     $ 10,778      $  9,296
   Operating expenses             8,443       14,331         8,520        7,032       11,339         7,159
                               --------     --------      --------     --------     --------      --------
   Gross profit (loss)         $    197     $ (4,234)     $    140     $  2,219     $   (561)     $  2,137
                               ========     ========      ========     ========     ========      ========

---------------------

(1) Operating expenses exclude depreciation and amortization, general and administrative expenses, provision for doubtful accounts and unusual charges.

         Revenues decreased approximately $100.7 million, or 51%, to $95.4 million for the nine months ended September 30, 1999, from $196.1 million for the nine months ended September 30, 1998. The decrease is due to a reduction in revenue from domestic operations of $95.5 million and a decrease in revenue from foreign operations of $5.2 million. Revenues from domestic operations decreased due to a reduction in rig days worked of 9,601 and a decrease in the average revenue per day of $611. The decrease in average revenue per day is due to lower dayrates partially offset by an increase in the percentage of turnkey drilling activity from 11% of total days worked during the first nine months of 1998 to 20% of total days worked for the same period in 1999. Revenue from foreign operations decreased due to a decrease in rig days worked of 477. The decrease in rig days worked is a direct result of the Company's completing its contracts late in the first quarter of 1999 and discontinuing all operations in Venezuela thereafter.

         Drilling operating expenses decreased by approximately $57.2 million, or 38%, to $93.9 million for the nine months ended September 30, 1999, as compared to $151.0 million for the nine months ended September 30, 1998. The decrease is primarily due to a $52.2 million decrease in drilling operating expenses from domestic operations. The decrease in domestic drilling operating expenses is a direct result of the decrease in rig days worked of 9,601 partially offset by an increase in operating expense per day of $1,411. The increase in operating expense per day is a result of the greater percentage of turnkey days discussed previously as well as fixed overhead items being spread over fewer days. The remaining decrease in operating expenses of $5.0 million is due to a decrease in operating expense from foreign operations resulting from discontinuing Venezuelan operations as discussed above.

         Turnkey contracts generally result in higher effective revenues per day worked than under dayrate contracts. Gross profit margins per day worked on successful turnkey jobs are also generally better than under dayrate contracts, although the Company typically is required to bear additional operating costs (such as fuel costs) that would typically be paid by the customer under dayrate contracts. Revenues, operating expenses and, thus, gross profit (or loss) margins on turnkey contracts are affected by a number of variables, and include the depth of the well, geological complexities and the actual difficulties encountered in completing the well.

         Depreciation and amortization expense decreased by $3.0 million, or 11%, to $24.7 million for the nine months ended September 30, 1999, compared to $27.7 million for the nine months ended September 30, 1998. The decrease is primarily due to the SFAS 121 write-down as discussed previously.

         General and administrative expense decreased by $1.9 million, or 27 %, to $5.2 million for the nine months ended September 30, 1999, from $7.1 million for the same period of 1998 due primarily to the Company's cost cutting measures and the decreased level of activity.

         During the nine month periods ended September 30, 1999 and 1998, the Company recorded $320,000 and $302,000 in unusual charges, respectively. Unusual charges in 1999 consist entirely of severance costs while unusual charges in 1998 consist of $157,000 in severance costs and $145,000 in write-downs associated with international operations.

         Interest expense increased by $2.4 million or 16%, to $18.0 million for the nine months ended September 30, 1999, compared to $15.6 million for the nine months ended September 30, 1998. The increase is due to an increase in the average outstanding debt balance of $36.7 million to $251.4 million for the nine months ended September 30, 1999 from $214.7 million for the nine months ended September 30, 1998. This increase in the outstanding debt balance is primarily due to the issuance of $75.0 million of senior notes during May 1998 of which $30.0 million was used to repay the indebtedness outstanding under the Former Credit Facility.

         Other income, net decreased by $2.0 million to $1.6 million for the nine months ended September 30, 1999, as compared to $3.6 million for the nine months ended September 30, 1998. The decrease is primarily due to the $1.8 million gain recognized during 1998 on the sale of the rigs and drilling related equipment of the Company's Eastern division located in Ohio to Union Drilling, Inc., an affiliate of two of the Company's directors.

         During the nine months ended September 30, 1999, the Company wrote off $623,000 in deferred loan costs related to its Former Credit Facility. This amount net of the $203,000 in related taxes is classified as an extraordinary item.

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

         The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, telephone systems and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, sprinkler systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses have required some replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently believes that its Year 2000 identification, assessment and remediation efforts are complete and that its testing efforts have been completed.

         The Company has mailed letters to its significant vendors and customers. In addition, the Company has verbally communicated with many strategic vendors and customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products purchased from or by such entities are Year 2000 compliant.

         As of September 30, 1999, the Company had incurred costs of approximately $78,000 related to its Year 2000 identification, assessment, remediation, and testing efforts consisting of upgrades to existing software. The Company estimates that the future costs associated with the Year 2000 issue will not be material, and as such will not have a significant impact on the Company's financial position or operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Interest Rate Risk. The Company is subject to market risk exposure related to changes in interest rates on the CIT Facility. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.5%, depending upon the Company's debt service coverage ratio for the trailing 12 month period. At September 30, 1999 and as of October 26, 1999, the Company had no outstanding balance under the CIT Facility and as such has no exposure at this time to a change in the interest rate.

         Foreign Currency Exchange Rate Risk. The Company is sensitive to fluctuations in foreign currency exchange rates as they relate to its business in Venezuela. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Foreign Exchange.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in aggregate, material to the Company's consolidated financial condition or results of operations. See Note 6 - Commitments and Contingent Liabilities.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding the Company's business strategy, plans, objectives, capital expenditures and beliefs of management for future operations and results , are forward-looking statements. Although the Company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are discussed in "Risk Factors" in the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission on October 6, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

    Exhibit
     Number         Description
    -------         -----------
      27.0          Financial Data Schedule

                                   SIGNATURES


          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                    GREY WOLF, INC.



Date: November 1, 1999     By: /s/ David W. Wehlmann
                               ---------------------------------------
                               David W. Wehlmann
                               Senior Vice President and Chief Financial Officer



Date: November 1, 1999     By: /s/ Merrie S. Costley
                               ---------------------------------------
                               Merrie S. Costley
                               Vice President and Controller

                                 EXHIBIT INDEX

    Exhibit
     Number         Description
    -------         -----------
      27.0          Financial Data Schedule