Form 10-K405
period 1999-12-31
GREY WOLF INC
filed 2000-03-07
CIK 320186

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At March 3, 2000, 165,385,291 shares of the Registrant's common stock were outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the closing price on the American Stock Exchange on March 3, 2000 of $4.00) was approximately $555 million.

         The following documents have been incorporated by reference into the Parts of this Report indicated: Certain sections of the Registrant's definitive proxy statement for the Registrant's 2000 Annual Meeting of shareholders which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the Registrant's fiscal year ended December 31, 1999, are incorporated by reference into Part III hereof.


================================================================================

                                     PART I


ITEM 1. BUSINESS

GENERAL

         Grey Wolf, Inc. is a leading provider of contract land drilling services in the United States with a domestic fleet of 120 rigs at March 3, 2000. In addition to our domestic operations, we maintain a fleet of five non-marketable rigs in Venezuela, giving us a total of 125 rigs, 108 of which are marketable. Of the 108 marketable rigs, 70 rigs are marketed while 38 are cold stacked. We also have an inventory of 17 non-marketable rigs held for refurbishment as demand for drilling services warrants, of which 12 are located in the United States and the remainder in Venezuela. Our customers include independent producers and major oil companies. We conduct our operations through our subsidiaries.

         Grey Wolf, Inc. is a Texas corporation formed in 1980. Our principal office is located at 10370 Richmond Avenue, Suite 600, Houston, TX 77042, and our telephone number is (713) 435-6100.

BUSINESS STRATEGY

         Within the framework of a very cyclical industry, our business philosophy is to maximize value during periods of expanding demand and mitigate risk during periods of reduced demand. We attempt to achieve this by:


        o         delivering quality service to our customers;
        o         maintaining a leading position in our core domestic markets;
        o         balancing utilization and market share while trying to maintain a high level of utilization on our marketed rigs;
        o         enhancing cash-flow through our turnkey and trucking operations;
        o         controlling costs and maintaining capital spending discipline;
        o         searching for new market opportunities primarily in North
                  America, where we believe our quality fleet of rigs would be able to generate attractive returns; and
        o         searching for potential acquisition candidates that we believe would be accretive.


INDUSTRY OVERVIEW

         Our business depends on the level of drilling activity by oil and gas exploration and production companies. The number of wells they choose to drill is strongly influenced by past trends in oil and gas prices, current prices, and their outlook for future oil and gas prices.

         Beginning in late 1997, oil and gas prices dropped significantly and these lower commodity prices extended into 1999. The price of West Texas Intermediate crude dropped from $17.64 per barrel at December 31, 1997 to $11.37 per barrel in February 1999. The price of natural gas, delivered at Henry Hub, dropped from $2.26 to $1.63 per mmbtu over the same period. Confronted with falling commodity prices and the resulting loss of revenues and cash flows, exploration and production companies reduced their domestic drilling budgets. As a result, the domestic land rig count as reported by industry sources dropped approximately 55% from a reported 850 rigs at December 31, 1997 to a historical low of 380 rigs at April 23, 1999.

         Land drilling activity has improved in response to rising oil and gas prices in 1999 and 2000. The price of West Texas Intermediate crude increased from $11.37 per barrel in February 1999, to $31.77 per barrel on March 1, 2000. The price of natural gas, delivered at Henry Hub, also increased from $1.63 to $2.73 per mmbtu over the same period. The domestic land rig count climbed to 651 rigs at March 3, 2000, an increase of approximately 71% from the April 1999 low.

         Overall, the land drilling industry is still fragmented and very competitive. At March 3, 2000, we maintained a leading market position in our four core domestic markets combined, representative of a market share of 22%. There has been significant consolidation within the industry. From January 1, 1996 through March 3, 2000, we believe there were approximately 53 completed or pending transactions involving the acquisition of a combined total of approximately 935 rigs, the majority of which were acquired by six land rig companies, including us. Our acquisitions accounted for 13 of these transactions which involved the acquisition of 100 rigs, of which 67 were actively marketed at the time of acquisition and 33 were inventoried for later refurbishment. Despite the downturn in the land drilling industry, the industry continues to consolidate with several major transactions in 1999. The consolidation that has taken place in the land drilling industry is exemplified in our core domestic markets where in December 1996, 70% of the operating rigs were owned by 19 companies and in December 1999, 70% of the operating rigs were owned by only five companies, including us. Some of the significant acquisitions we made are described below under "--Significant Acquisitions and Sales."

IMPROVING CONDITIONS IN 1999

         Like the domestic land drilling industry at large, our drilling activity declined substantially in 1998 and the first half of 1999. However, our business began improving at the end of the second quarter of 1999 and that trend has continued in 2000.

         During the period from April 1999 to March 3, 2000, in which the domestic operating land rig count rebounded by 71%, our rig count increased by 91%. For the first two months of the first quarter of 2000, we had an average of 61 operating rigs (representing a 56% utilization rate). The recent increase in demand for our rigs has allowed us to return 36 additional rigs to work since May 1999, including 11 of the 49 rigs which had been cold stacked. We believe our greater percentage increase in working rigs over the period is primarily attributable to our strategic decision not to reduce wages in order to retain key operating personnel, which has allowed us to return rigs to work more quickly.

         In addition to the increases in rig utilization in 1999, there has also been a modest increase in the dayrates we receive for our services. From a low bid range of $5,500 to $6,000 per day during the second quarter of 1999, our leading edge bid rates have increased approximately 20% to a range of $6,500 to $7,200 per day in early March 2000.

         These improved conditions are, however, recent developments and substantial additional, sustained improvements will be required for us to achieve profitability. How our drilling operations were affected by industry conditions is summarized below under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

DOMESTIC OPERATIONS

         At March 3, 2000, we had a total domestic rig fleet of 120 rigs: 70 marketed, 38 cold stacked and 12 held in inventory for future refurbishment and reactivation. We currently conduct our operations in the following domestic drilling markets:


        o         Ark-La-Tex;
        o         Gulf Coast;
        o         Mississippi/Alabama; and
        o         South Texas.


         We conduct our operations in the domestic markets which we believe have historically had greater utilization rates and dayrates than the combined total of all other domestic markets. This is in part due to the heavy concentration of natural gas reserves in these markets. During 1999, approximately 96% of the wells we drilled for our customers were drilled in search of natural gas. Natural gas reserves are typically found in deeper geological formations and generally require premium equipment and quality crews to drill the wells.

         Ark-La-Tex Division. Our Ark-La-Tex division provides drilling services primarily in the Ark-La-Tex market which consists of Northeast Texas, Northern Louisiana and Southern Arkansas, and the Mississippi/Alabama market. Our Ark-La-Tex division also operates a fleet of 19 trucks which are used exclusively to move our rigs. Our rig fleet in this division consists of:


                                            Marketed            Cold-Stacked           Total
                                            --------            ------------           -----
         Diesel Electric                         9                     5                 14
         Trailer-Mounted                        -                      2                  2
         Mechanical                             10                    11                 21
                                                --                    --                 --
              Total                             19                    18                 37
                                                ==                    ==                 ==

         The average rig utilization rate based on total rigs in our Ark-La-Tex division during 1999 was 32%. Daywork contracts generated approximately 67% of our revenues in this division, while turnkey and footage contracts generated the remaining 33%. The average revenue per rig day worked by the division during 1999 was $6,977. Based on industry sources, we had the third largest number of operating rigs in the Ark-La-Tex market, or a market share of approximately 14%, as of February 24, 2000. At the same date we shared, with five other competitors, the second-leading position, or a market share of 8%, in the Mississippi/Alabama market.

         Gulf Coast Division. Our Gulf Coast division provides drilling services in Southern Louisiana and along the Texas Gulf Coast. Our rig fleet in this division consists of:


                                            Marketed           Cold-Stacked                Total
                                            --------           ------------                -----
         Diesel Electric                        19                     6                     25
         Mechanical                              3                     7                     10
                                                --                    --                     --
              Total                             22                    13                     35
                                                ==                    ==                     ==


         The average rig utilization rate based on total rigs in our Gulf Coast division during 1999 was 38%. Daywork contracts generated approximately 51% of our revenues in this division, while turnkey and footage contracts generated the remaining 49%. The average revenue per rig day worked by the division during 1999 was $11,212. Based on industry sources, we had the largest number of operating rigs in this market, or a market share of approximately 32% as of February 29, 2000.

         South Texas Division. We believe that trailer-mounted rigs and 1,500 to 2,000 horsepower diesel electric rigs are in highest demand in this market. Trailer-mounted rigs are relatively more mobile than conventional rigs, thus decreasing the time and expense to the customer of moving the rig to and from the drillsite. Under ordinary conditions, trailer-mounted rigs are capable of drilling an average of two 10,000 foot wells per month. We believe we operate the largest trailer-mounted rig fleet in this market. The South Texas division also operates a fleet of 35 trucks which are used exclusively to move our rigs. Our rig fleet in this division consists of:


                                            Marketed           Cold-Stacked            Total
                                            --------           ------------            -----
         Diesel Electric                        13                    -                  13
         Trailer-Mounted                        11                     4                 15
         Mechanical                              5                     3                  8
                                                --                    --                 --
              Total                             29                     7                 36
                                                ==                    ==                 ==

         The average rig utilization rate based on total rigs in our South Texas division during 1999 was 52%. Daywork contracts generated approximately 66% of our revenues in this division, while turnkey and footage contracts generated the remaining 34%. The average revenue per rig day worked by the division during 1999 was $8,669. Based on industry sources, we had the largest number of operating rigs in this market, or a market share of approximately 24%, as of February 25, 2000.

FOREIGN OPERATIONS

         During 1999, 1998 and 1997, our foreign operations were conducted in the Venezuelan market. We withdrew from both the Argentine and Mexican markets during 1996.

         The downturn in the industry since late 1997, has also had a negative impact on the international markets, including Venezuela. As such, in March 1999, our operations in Venezuela along with all other international marketing efforts were suspended. If market conditions improve, international opportunities will again be explored.

         Foreign operations contributed approximately 1%, 4%, and 3% of our operating revenues for the years ended December 31, 1999, 1998, and 1997, respectively. Foreign operations accounted for 3% and 10%, respectively, of our total losses from operations for 1999 and 1998, and reduced operating income by 9% in 1997.

COLD-STACKED RIGS AND INVENTORY RIGS

         We categorize a rig that is not currently being marketed by us as either a "cold-stacked rig" or an "inventory rig." An inventory rig is one that will require substantial capital expenditures before it can be returned to marketable status. A cold-stacked rig is one that has previously been marketed by us and that can be returned to marketed status for substantially less capital cost than would be required to reactivate one of our inventory rigs. To illustrate, from May 1999 through March 3, 2000, we reactivated 11 of our cold-stacked rigs at an average cost of approximately $80,900 per rig. In contrast, our average capital expenditure per inventory rig that we refurbished and returned to service in late 1996 through early 1998 was $2.6 million per rig.

         At March 3, 2000, 38 of our rigs, or approximately 30% of our domestic rig fleet, were cold-stacked. Seventeen of our rigs, or approximately 14% of our fleet, were categorized as inventory rigs. Of the 17 inventory rigs, 12 are located in the United States and the remainder in Venezuela. To save costs in 1999 and to date in 2000, we have used components from selected cold-stacked rigs and inventory rigs as replacement parts for marketed rigs, rather than buying new parts.

         As demand warrants, we plan to return cold-stacked rigs to service. In some cases, we expect to upgrade some of the rig components of cold-stacked rigs when they are reactiviated to improve their marketability. We expect that the actual average cost per rig of returning our remaining cold-stacked rigs to marketed status will be more than the $80,900 we expended to reactivate the last 11 cold-stacked rigs. The actual cost to reactivate these rigs will depend on the extent to which component parts are used from the cold-stacked rigs and the extent to which we choose to upgrade the cold- stacked rigs before returning them to service. For information concerning our current estimates of the costs to return our cold-stacked rigs to marketed status, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Liquidity."

         We have not refurbished any inventory rigs since the second quarter of 1998. The cost and actual number of rig refurbishments completed in the future will depend on many factors, including our estimation of existing and anticipated demand and day rates, our success in bidding for domestic and international contracts, timing of the refurbishments and whether we acquire additional rigs in the future.

CONTRACTS

         Our contracts for drilling oil and gas wells are obtained either through competitive bidding or as a result of negotiations with customers. Contract terms offered by us are generally dependent on the complexity and risk of operations, on-site drilling conditions, type of equipment used and the anticipated duration of the work to be performed. Generally, domestic drilling contracts are for a single well, while foreign drilling contracts are for multiple wells or a specified term. Domestic drilling contracts are typically subject to termination by the customer on short notice, usually upon payment of a fee. Foreign drilling contracts generally require longer notice periods for termination and may also require that the customer pay for the mobilization and demobilization costs. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis.

         Daywork Contracts. Under daywork drilling contracts, we provide a drilling rig with required personnel to our customer who supervises the drilling of the well. We are paid based on a negotiated fixed rate per day while the rig is utilized. Daywork drilling contracts specify the equipment to be used, the size of the hole and the depth of the well. Under a daywork drilling contract, the customer bears a large portion of out-of-pocket costs of drilling and we generally bear no part of the usual risks associated with drilling, such as time delays for various reasons, including stuck drill pipe and blowout.

         Turnkey Contracts. Under a turnkey contract, we contract to drill a well to an agreed-upon depth under specified conditions for a fixed price, regardless of the time required or the problems encountered in drilling the well. We provide technical expertise and engineering services, as well as most of the equipment required for the well, and are compensated when the contract terms have been satisfied. Turnkey contracts afford an opportunity to earn a higher return than would normally be available on daywork or footage contracts if the contract can be completed successfully without complications.

         The risks to us under a turnkey contract are substantially greater than on a well drilled on a daywork basis because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies, cost escalation and personnel. We employ or contract for engineering expertise to analyze seismic, geologic and drilling data to identify and reduce many of the drilling risks assumed by us. We use the results of this analysis to evaluate the risks of a proposed contract and seeks to account for such risks in our bid preparation. We believe that our operating experience, qualified drilling personnel, risk management program, internal engineering expertise and access to proficient third party engineering contractors have allowed us to reduce the risks inherent in turnkey drilling operations. We also maintain insurance coverage against some but not all drilling hazards.

         Footage Contracts. Under footage contracts, we are paid a fixed amount for each foot drilled, regardless of the time required or the problems encountered in drilling the well. We pay more of the out-of-pocket costs associated with footage contracts compared with daywork contracts. Similar to a turnkey contract, the risks to us on a footage contract are greater because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies, cost escalation and personnel. As with turnkey contracts, we manage this additional risk through the use of engineering expertise and bid the footage contracts accordingly. We also maintain insurance coverage against certain drilling hazards.

CUSTOMERS AND MARKETING

         Our contract drilling customers include independent producers, major oil companies and national petroleum companies. One unaffiliated customer accounted for 10% of our revenues for the year ended December 31, 1997. There were no such significant customers for the years ended December 31, 1999 and 1998.

         We primarily market our drilling rigs on a regional basis through employee sales representatives. These sales representatives utilize personal contacts and industry periodicals and publications to determine which operators are planning to drill oil and gas wells in the immediate future. Once we have been placed on the "bid list" for an operator, we will typically be given the opportunity to bid on all future wells for that operator in the area.

         From time to time we enter into informal, nonbinding commitments with our customers to provide drilling rigs for future periods at agreed upon rates plus fuel and mobilization charges, if applicable, and escalation provisions. This practice is customary in the land drilling business during times of tightening rig supply. Although neither we nor the customer are legally required to honor these commitments, we strive to satisfy such commitments in order to maintain good customer relations.

INSURANCE

         Our operations are subject to the many hazards inherent in the drilling business, including, for example, blowouts, cratering, fires, explosions and adverse weather. These hazards could cause personal injury, suspend drilling operations or seriously damage or destroy the equipment involved and could cause substantial damage to producing formations and surrounding areas. Damage to the environment could also result from our operations, particularly through oil spillage and extensive, uncontrolled fires. As a protection against operating hazards, we maintain insurance coverage, including property casualty insurance on our rigs and drilling equipment, comprehensive general liability and commercial contract indemnity (including a separate policy for foreign liability), commercial umbrella and workers' compensation insurance and "control of well" insurance.

         Our insurance coverage for property damage to our rigs and drilling equipment is based on our estimate, as of June 1999 of the cost of comparable used equipment to replace the insured property. There is a deductible on rigs of $750,000 in the aggregate over an eighteen month policy period (with a sublimit of up to $500,000 in respect of such aggregate limit) to be comprised of losses otherwise recoverable thereafter in excess of a $50,000 maintenance deductible. There is a $10,000 deductible per occurrence on other equipment.

         Our third party liability insurance coverage under each of the general and foreign policies is $1.0 million per occurrence, with a deductible of $50,000 per occurrence. We believe that we are adequately insured for public liability and property damage to others with respect to our operations. However, such insurance may not be sufficient to protect us against liability for all consequences of well disasters, extensive fire damage or damage to the environment.

         We also maintain insurance coverage to protect against certain hazards inherent in our turnkey contract drilling operations. This insurance covers "control of well" (including blowouts above and below the surface), cratering, seepage and pollution and care, custody and control. Our current insurance provides $500,000 coverage per occurrence for care, custody and control, and coverage per occurrence for control of well, cratering, seepage and pollution associated with drilling operations of either $10.0 million or $20.0 million, depending upon the area in which the well is drilled and its target depth. Each form of coverage provides for a deductible that we must meet, as well as a maximum limit of liability. Each casualty is an occurrence, and there may be more than one such occurrence on a well, each of which would be subject to a separate deductible.

SIGNIFICANT ACQUISITIONS AND SALES

         In the process of focusing our operations in our core domestic markets, we completed a number of acquisitions and divestitures, the most significant of which follow:

         Murco Acquisition. In January 1998, we acquired all of the outstanding common stock of Murco Drilling Corporation ("Murco") for $60.8 million in cash. At closing, Murco had net liabilities of approximately $4.5 million. We funded this stock purchase through the use of working capital and $30.0 million of borrowings under our bank credit facility. Murco operated ten drilling rigs in the Ark-La-Tex and Mississippi/Alabama regions. The rigs acquired consisted of two 1,500 horsepower Silicon Controlled Rectifier ("SCR") rigs, one 1,000 horsepower SCR rig, one 800 horsepower SCR rig and six mechanical rigs with horsepower ratings from 650 to 1,500.

         Justiss Acquisition. In late October and early November 1997, we acquired substantially all of the operating assets of Justiss Drilling Company ("Justiss"), a division of Justiss Oil Company, Inc. for $36.1 million in cash. The assets included a fleet of 12 operating rigs and related equipment. Two of the rigs acquired have been taken out of service and used for spare parts.

         Kaiser-Francis Rig Purchase. In August 1997, we acquired six drilling rigs and related drilling equipment from Cactus Drilling Company, a division of Kaiser-Francis Oil Company, for a cash purchase price of $25.4 million.

         GWDC Acquisition. In June 1997, we acquired Grey Wolf Drilling Company ("GWDC") which owned a fleet of 18 operating drilling rigs and related assets located in the Gulf Coast market. The consideration for GWDC consisted of $61.6 million in cash and 14.0 million shares of our common stock valued by us at $47.6 million under the purchase method of accounting. The acquisition of GWDC established our presence in the Gulf Coast market.

         Flournoy Acquisition. In January 1997, we acquired the operating assets of Flournoy Drilling Company, which included 13 operating drilling rigs and other assets located in our South Texas market, in exchange for 12.4 million shares of our common stock and $800,000 in cash. The shares were valued at $31.1 million under the purchase method accounting.

         Diamond M Acquisition. In December 1996, we acquired the assets of Diamond M Onshore, Inc. for $26.0 million in cash. The assets consisted of ten operating drilling rigs and other related assets located in South Texas.

         Mesa Rig Purchase. In October 1996, we acquired six diesel electric SCR rigs, three of which were operating, from Mesa Drilling, Inc. ("Mesa") in exchange for 5.5 million shares of our common stock. The Mesa acquisition established our presence in our South Texas market area.

         RTO/LRAC Acquisition. In August 1996, we acquired 18 land drilling rigs in exchange for 39.4 million shares of our common stock. These 18 rigs provided us with a supply of additional rigs suitable for refurbishment and reactivation.

         Sale of INDRILLERS, L.L.C. In November 1997, we closed the sale of our 65% interest in INDRILLERS, LLC ("Indrillers") and certain related drilling assets to Dart Energy Corporation ("Dart") in exchange for $1.65 million in cash and title to a 1,200 horsepower SCR rig previously held by Indrillers. Indrillers, a limited liability company, operated drilling rigs in Michigan and was formed in 1996 through the combination of certain of our drilling assets with certain assets of Dart with resulting ownership of 65% and 35%, respectively. Indrillers' rig fleet consisted of nine smaller mechanical rigs ranging from 300 to 900 horsepower and one 1,200 horsepower SCR rig.

         Sale of Eastern Division Assets. In February 1998, we signed a definitive agreement to sell all of the rigs and drilling related equipment of our Eastern Division located in Ohio to Union Drilling, Inc. for $2.4 million. The sale closed in steps as each of the rigs completed its drilling contract with the last transaction being completed in March 1998. The Eastern division's rig fleet consisted of six 450 horsepower mechanical rigs.

CERTAIN RISKS

         Our business is subject to a number of risks and uncertainties, the most important of which are listed below:

Our business can be adversely affected by low oil and gas prices and expectations of low prices.

         As a supplier of land drilling services, our business depends on the level of drilling activity by oil and gas exploration and production companies operating in the geographic markets where we operate. The number of wells they choose to drill is strongly influenced by past trends in oil and gas prices, current prices, and their outlook for future oil and gas prices within those geographic markets. Low oil and gas prices, or the perception among oil and gas companies that future prices are likely to remain low or decline further, can materially and adversely affect us in many ways, including:


        o         our revenues, cash flows and earnings;
        o         the fair market value of our rig fleet;
        o         our ability to maintain or increase our borrowing capacity;
        o         our ability to obtain additional capital to finance our business and make acquisitions, and the cost of that capital; and
        o         our ability to retain skilled rig personnel who we would need in the event of an upturn in the demand for our services.


         Oil and gas prices have been volatile historically and, we believe, will continue to be so in the future. Many factors beyond our control affect oil and gas prices, including:


         o        weather conditions in the United States and elsewhere;
         o        economic conditions in the United States and elsewhere;
         o        actions by OPEC, the Organization of Petroleum Exporting Countries;
         o        political stability in the Middle East and other major producing regions;
         o        governmental regulations, both domestic and foreign;
         o        the pace adopted by foreign governments for exploration of their national reserves;
         o        the price of foreign imports of oil and gas; and
         o        the overall supply and demand for oil and gas.


We operate in a highly competitive, fragmented industry in which price competition has intensified as excess drilling rig capacity has increased.

         We operate in a highly competitive business. The drilling contracts we compete for are usually awarded on the basis of competitive bids. Pricing and rig availability are the primary factors considered by our potential customers in determining which drilling contractor to select. We believe other factors are also important. Among those factors are:


        o         the type and condition of drilling rigs;
        o         the quality of service and experience of rig crews;
        o         the safety record of the rig;
        o         the contractor's offering of ancillary services; and
        o the ability of the contractor to provide drilling equipment adaptable to, and personnel familiar with, new technologies and drilling techniques.


         While we must generally be competitive in our pricing, our competitive strategy generally emphasizes the quality of our equipment, the safety record of our rigs and the experience of our rig crews to differentiate us from our competitors. This strategy was less effective as lower demand for drilling services intensified price competition and made it more difficult for us to compete on the basis of factors other than price. In all of the markets in which we compete there is an over supply of rigs which has provoked greater price competition.

         Contract drilling companies compete primarily on a regional basis, and the intensity of competition may vary significantly from region to region at any particular time. If demand for drilling services improves in a region where we operate, our competitors might respond by moving in suitable rigs from other regions. An infux of rigs from other regions could rapidly intensify competition and make any improvement in demand for drilling rigs short-lived.

          We face competition from many competitors. Certain of our competitors have greater financial and human resources than do we. Their greater capabilities in these areas may enable them to:


        o         better withstand periods of low rig utilization;
        o         compete more effectively on the basis of price and technology;
        o         retain skilled rig personnel; and
        o build new rigs or acquire and refurbish existing rigs so as to be able to place rigs into service more quickly than us in periods of high drilling activity.


Our drilling operations involve inherent risks of loss which if not insured or indemnified against could adversely affect our results of operations.

         Our business is subject to the many hazards inherent in the land drilling business including the risks of:

        o         blowouts;
        o         fires and explosions;
        o         collapse of the borehole;
        o         lost or stuck drill strings; and
        o         damage or loss from natural disasters.


         We attempt to obtain indemnification from our customers by contract for certain of these risks under daywork contracts but are not always able to do so. We also seek to protect ourselves from some but not all operating hazards through insurance coverage.

         If these drilling hazards occur they can produce substantial liabilities to us from, among other things:


        o         suspension of drilling operations;
        o         damage to the environment;
        o         damage to, or destruction of our property and equipment and that of others;
        o         personal injury and loss of life; and
        o         damage to producing or potentially productive oil and gas formations through which we drill.


         The indemnification we receive from our customers and our own insurance coverage may not, however, be sufficient to protect us against liability for all consequences of disasters, personal injury and property damage. Additionally, our insurance coverage generally provides that we bear a portion of the claim through substantial insurance coverage deductibles. The premiums we pay for insurance policies are also subject to substantial increase based upon our claims history, which may increase our operating costs. We can offer no assurance that our insurance or indemnification arrangements will adequately protect us against liability from all of the hazards of our business. We are also subject to the risk that we may be unable to obtain or renew insurance coverage of the type and amount we desire at reasonable rates. If we were to incur a significant liability for which we were not fully insured or indemnified it could have a material adverse effect on our financial position and results of operations.

Our operations are subject to domestic and foreign environmental laws that may expose us to liabilities for noncompliance which adversely affect us.

         Many aspects of our operations are subject to domestic and foreign laws and regulations. For example, our drilling operations are typically subject to extensive and evolving laws and regulations governing:


        o         environmental quality;
        o         pollution control; and
        o         remediation of environmental contamination.

         Our operations are often conducted in or near ecologically sensitive areas, such as wetlands which are subject to special protective measures and which may expose us to additional operating costs and liabilities for noncompliance. The handling of waste materials, some of which are classified as hazardous substances, is a necessary part of our operations. Consequently, our operations are subject to stringent regulations relating to protection of the environment and waste handling which may impose liability on us for our own noncompliance and, in addition, that of others parties without regard to whether we were negligent or otherwise at fault. We may also be exposed to environmental or other liabilities originating from businesses and assets which we purchased from others. Compliance with applicable laws and regulations may require us to incur significant expenses and capital expenditures which could have a material and adverse effect on our operations by increasing our expenses and limiting our future contract drilling opportunities.

Despite recent improvements, we are still experiencing relatively weak demand for our services due, we believe, to uncertainty about oil and gas prices.

          Volatility in oil and gas prices can produce wide swings in the levels of overall drilling activity in the markets we serve and affect the demand for our drilling services and the dayrates we can charge for our rigs. Pronounced downturns in oil and gas prices can adversely affect our business.

         We believe our operating and financial performance illustrates this risk. Oil and gas prices generally dropped beginning in late 1997, with generally lower commodity prices extending well into 1999. Beginning in the first quarter of 1998, drilling activity in the markets we serve also dropped significantly, and we experienced significant declines both in the utilization rates of our rigs and in the dayrates we could charge for them. Our rig utilization rate in our core domestic markets was 81% during the first quarter of 1998 but declined to an average of 41% for the year 1999. Our average revenue per rig day worked was $9,407 in the first quarter of 1998, declining to $7,825 for the quarter ended June 30, 1999.

         Future demand for our rigs may remain the same or may decline and we can offer you no assurance otherwise. If drilling activity does increase in the areas where we operate, we cannot assure you that demand for our rigs will also increase.

In addition to trade liabilities, we have $250.0 million of indebtedness under our senior notes and our recent operations have not generated sufficient cash flow to cover our semi-annual interest payments of approximately $11.1 million.

         We are indebted for a total of $250.0 million in principal amount under our 87/8% Senior Notes due 2007. Semi-annual interest payments on the senior notes of approximately $11.1 million are due on January 1 and July 1 of each year. For the year ended December 31, 1999, however, our operating activities, investing activities and financing activities each consumed net cash rather than provided additional cash. To meet our debt service obligations under the senior notes and provide necessary cash, we were required to use our cash on hand.

         Our ability in the future to meet our debt service obligations and reduce our total indebtedness will depend on a number of factors including:


        o         oil and gas prices;
        o         demand for our drilling services;
        o         whether our business strategy is successful;
        o         levels of interest rates; and
        o         other financial and business factors that affect us.


         Many of these factors are beyond our control.

         If we do not generate sufficient cash flow to pay debt service and repay principal in the future, we will likely be required to use one or more of the following measures:


        o         further diminish our cash balances;
        o         use our existing credit facility;
        o         obtain additional external financing;
        o         refinance our indebtedness;

        o         sell our assets.


We have had only one profitable year since 1991.

         We have a history of losses with our only profitable year since 1991 being 1997 in which we had net income of $10.2 million. Whether we are able to become profitable in the future will depend on many factors, but primarily on whether we are able to obtain substantially higher utilization rates for our rigs and the rates we charge for them. Whether we can achieve those goals will largely depend on oil and gas prices which are beyond our control.

Unexpected cost overruns on our turnkey and footage drilling jobs could adversely affect us.

         We have historically derived a significant portion of our revenues from turnkey and footage drilling contracts and we expect that they will continue to represent a significant component of our revenues. The occurrence of uninsured or under-insured losses or operating cost overruns on our turnkey and footage jobs could have a material adverse effect on our financial position and results of operations. Under a typical turnkey or footage drilling contract, we agree to drill a well for our customer to a specified depth and under specified conditions for a fixed price. We typically provide technical expertise and engineering service, as well as most of the equipment required for the drilling of turnkey and footage wells. We often subcontract for related services. Under typical turnkey drilling arrangements, we do not receive progress payments and are entitled to be paid by our customer only after we have performed the terms of the drilling contract in full. For these reasons, the risk to us under turnkey and footage drilling contracts is substantially greater than for wells drilled on a daywork basis because we must assume most of the risks associated with drilling operations that are generally assumed by our customer under a daywork contract. Although we attempt to obtain insurance coverage to reduce certain of the risks inherent in our turnkey and footage drilling operations, we can offer no assurance that adequate coverage will be obtained or will be available in the future.

We could be adversely affected if we lost the services of certain of our senior managers.

         Our business is dependent to a significant extent on a small group of our executive management personnel. The loss of any one of these individuals could have a material adverse effect on our financial condition and results of operations.

Our indentures and credit agreements may prohibit us from participation in certain transactions that we may consider advantageous.

          The indentures under which we issued our senior notes contain restrictions on our ability and the ability of certain of our subsidiaries to engage in certain types of transactions. These restrictive covenants may adversely affect our ability to pursue business acquisitions and rig refurbishments. These include covenants prohibiting or limiting our ability to:


        o         incur additional indebtedness;
        o         pay dividends or make other restricted payments;
        o         sell material assets;
        o         grant or permit liens to exist on our assets;
        o         enter into sale and lease-back transactions;
        o         enter into certain mergers, acquisitions and consolidations;
        o         make certain investments;
        o         enter into transactions with related persons; and
        o         engage in lines of business unrelated to our core land drilling business.


         Our senior secured credit facility also contains covenants restricting our ability and our subsidiaries' ability to undertake many of the same types of transactions, and contains financial ratio covenants. They may also limit our ability to respond to changes in market conditions. Our ability to meet the financial ratio covenants of our credit agreements can be affected by events and conditions beyond our control and we may be unable to meet those tests.

         Our senior secured credit facility contains default terms that effectively cross default with the indentures covering our senior notes. If we breach the covenants in the indentures it could cause our default under the indentures but also under our senior secured credit agreement, and possibly other then outstanding debt obligations owed by us or our subsidiaries. If the indebtedness under our senior secured credit agreement or other indebtedness owed by us or our subsidiaries is more that $10.0 million and is not paid when due, or is accelerated by the holders of the debt, then an event of default under the indenture covering our senior notes would occur. If circumstances arise in which we are in default under our various credit agreements, our cash and other assets may be insufficient to repay our indebtedness and that of our subsidiaries.

Shortages of Equipment, Supplies and Personnel.

         While we are not currently experiencing any shortages, from time to time there have been shortages of drilling equipment and supplies which we believe could reoccur. During periods of shortages, the cost and delivery times of equipment and supplies are substantially greater. In the past, in response to such shortages, we have formed alliances with various suppliers and manufacturers that enabled us to reduce our exposure to price increases and supply shortages. Although we have formed many informal supply alliances with manufacturers and suppliers of equipment and supplies, and are attempting to establish arrangements to assure adequate availability of certain necessary equipment and supplies on satisfactory terms, there can be no assurance that we will be able to do so or to maintain existing alliances. Shortages of drilling equipment or supplies could delay and adversely affect our ability to return to service our cold-stacked or inventory rigs and obtain contracts for our marketable rigs, which could have a material adverse effect on our financial condition and results of operations.

         Although we have not encountered material difficulty in hiring and retaining qualified rig crews, such shortages have in the past occurred in the industry. We may experience shortages of qualified personnel to operate our rigs, which could have a material adverse effect on our financial condition and results of operations.

EMPLOYEES

         At March 3, 2000, we had approximately 1,745 employees. None of our employees are subject to collective bargaining agreements, and we believe our employee relations are satisfactory.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The specific forward-looking statements cover:


        o         rig supply and demand;
        o         rig attrition;
        o         expected results for the first quarter 2000;
        o         anticipated capital expenditures;
        o         expected utilization;
        o         expected dayrates;
        o         spending by customers;
        o         demand for our services;
        o         the future prices for oil and gas; and
        o         expected future cash needs.


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

ITEM 2. PROPERTIES

DRILLING EQUIPMENT

         A land drilling rig consists of engines, drawworks, a mast, substructure, pumps to circulate drilling fluid, blowout preventers, drill pipe and related equipment. The actual drilling capacity of a rig may be less than its rated drilling capacity due to numerous factors, including the length of the drill pipe on the rig. The intended well depth and the drill site conditions determine the amount of drill pipe and other equipment needed to drill a well. Generally, land rigs operate domestically with crews of five to six persons and in Venezuela with crews of ten to 12 persons.

         Our rig fleet consists of several rig types to meet the demands of our customers in each of the markets we serve. Our rig fleet consists of two basic types of drilling rigs, the mechanical and the diesel electric. Mechanical rigs transmit power generated by a diesel engine directly to an operation (for example the drawworks or mud pumps on a rig) through a compound consisting of chains, gears and hydraulic clutches. Diesel electric rigs are further broken down into two subcategories, direct current rigs and SCR rigs. Direct current rigs transmit the power generated by a diesel engine to a direct current generator. This direct current electrical system then distributes the electricity generated to direct current motors on the drawworks and mud pumps. SCR rig's diesel engines drive alternating current generators and this alternating current can be transmitted to use for rig lighting and rig quarters or converted to direct current to drive the direct current motors on the rig. We also own a number of mechanical and diesel electric rigs that are trailer-mounted for greater mobility.

         We generally deploy our rig fleet among our divisions based on the types of rigs preferred by our customers for drilling in the geographic markets served by our divisions. The following table summarizes the rigs we own as of March 3, 2000:


                                                 Maximum Rated Depth Capacity
                                 -----------------------------------------------------------
                                  Under          10,000'            15,000'        20,000'
                                 10,000'        to 14,999         to 19,999'      and Deeper            Total
                                 -------        ---------         ----------      ----------            -----
MARKETABLE
Ark-La-Tex
    Diesel Electric                  -                1                 6                 7               14
    Trailer-Mounted                  -                2                 -                 -                2
    Mechanical                       -                9                 9                 3               21
Gulf Coast
    Diesel Electric                  -                -                 1                24               25
    Mechanical                       -                3                 2                 5               10
South Texas
    Diesel Electric                  -                1                 6                 6               13
    Trailer-Mounted                  4               11                 -                 -               15
    Mechanical                       -                7                 1                 -                8
                                    --               --                --                --              ---
Total Marketable(1)                  4               34                25                45              108

INVENTORY
Domestic
    Diesel Electric                  -                -                 2                 8               10
    Trailer-Mounted                  -                1                 -                 -                1
    Mechanical                       -                -                 1                 -                1
Venezuela
    Trailer-Mounted                  -                2                 -                 -                2
    Mechanical                       -                3                 -                 -                3
                                    --               --                --                --              ---
Total Inventory                      -                6                 3                 8               17
                                    --               --                --                --              ---
Total Rig Fleet                      4               40                28                53              125
                                    ==               ==                ==                ==              ===


         (1) Includes 38 cold-stacked rigs of which three are in the under 10,000' category, 11 are in the 10,000' to 14,900' category, seven are in the 15,000' to 19,999' category, and 17 are in the 20,000' and deeper category. For additional information on our cold-stacked rigs, refer to "Item 1
Business--Domestic Operations."

FACILITIES

         The following table summarizes our significant real estate:

Location                                    Interest                     Uses
--------                                    --------                     ----
Houston, Texas............................. Leased        Executive Offices
Alice, Texas............................... Owned         Field Office, Rig Yard, Truck Yard
Eunice, Louisiana.......................... Owned         Field Office
Fillmore, Louisiana........................ Owned         Field Office
Oklahoma City, Oklahoma.................... Owned         Rig Yard
Shreveport, Louisiana...................... Leased        Field Office
Shreveport, Louisiana...................... Owned         Rig Yard


         We lease approximately 22,700 square feet of office space in Houston, Texas for our principal executive offices at a cost of approximately $33,000 per month. We believe that all our facilities are in good operating condition and that they are adequate for their present uses.

ITEM 3.  LEGAL PROCEEDINGS

         We are involved in litigation incidental to the conduct of our business, none of which we believe is, individually or in the aggregate, material to our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET DATA

         Our common stock is listed and traded on the American Stock Exchange ("AMEX") under the symbol "GW." The following table sets forth the high and low closing prices of our common stock on the AMEX for the periods indicated:


                                                                                    High           Low
                                                                                   ------         ------
                  Period from January 1, 2000 to March 3, 2000                     4.1875         2.8125

                  Year Ended December 31, 1999:
                      Quarter ended March 31, 1999                                 1.5000          .8125
                      Quarter ended June 30, 1999                                  2.6875         1.0625
                      Quarter ended September 30, 1999                             3.6875         2.0625
                      Quarter ended December 31, 1999                              3.3125         2.1875

                  Year Ended December 31, 1998:
                      Quarter ended March 31, 1998                                 5.3750         3.5000
                      Quarter ended June 30, 1998                                  4.4375         2.8750
                      Quarter ended September 30, 1998                             3.0000         1.1875
                      Quarter ended December 31, 1998                              1.4375          .6875


         We have never declared or paid cash dividends on our common stock and do not expect to pay cash dividends in 2000 or for the foreseeable future. We anticipate that all cash flow generated from operations in the foreseeable future will be retained and used to develop or expand our business, pay debt service and reduce outstanding indebtedness. Any future payment of cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

         The terms of our credit facility with CIT prohibit the payment of dividends without the prior written consent of the lender and the terms of the Indentures under which our senior notes are issued also restrict our ability to pay dividends under certain conditions.

         On March 3, 2000, the last reported sales price of our common stock on the AMEX was $4.00 per share.

ITEM 6. SELECTED FINANCIAL DATA

                (Amounts in thousands, except per share amounts)


                                                                                Years Ended December 31,
                                                         -------------------------------------------------------------------
                                                           1999          1998           1997          1996           1995
                                                         --------      ---------      ---------     ---------      ---------
CONTINUING OPERATIONS:
    Revenues                                             $147,203      $ 240,979      $ 215,923     $  81,767      $  94,709
    Income (loss)
        from continuing operations                        (56,818)      (111,164)        18,849       (10,877)       (12,675)

DISCONTINUED OPERATIONS (1):
    Loss from oil and gas operations                         --             --             --            --               (4)

    Loss from sale of oil and gas properties                 --             --             --            --             (768)

NET INCOME (LOSS)                                         (41,262)       (83,213)        10,218       (11,722)       (13,447)

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
    From continuing operations                               (.25)          (.50)           .07          (.18)          (.33)
    From discontinued operations                             --             --             --            --             (.02)
    Net income (loss)                                        (.25)          (.50)           .07          (.18)          (.35)

TOTAL ASSETS                                              452,846        501,303        533,752       117,819         57,783

SENIOR NOTES & OTHER LONG-TERM DEBT                       249,962        250,527        176,225        26,846         11,146

SERIES A PREFERRED STOCK - MANDATORILY
    REDEEMABLE                                               --              305            305           764            900

--------------
(1) To account for the discontinued operation of DI Energy, effective April 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our consolidated financial statements included elsewhere herein. All significant intercompany transactions have been eliminated.

GENERAL

         We are a leading provider of contract land drilling services in the United States with a domestic fleet of 120 rigs at March 3, 2000. In addition to our domestic operations, we maintain a fleet of five non-marketable rigs in Venezuela, giving us a total of 125 rigs, 108 of which are marketable. Of the 108 marketable rigs, 70 rigs are marketed while 38 are cold stacked. We also have an inventory of 17 non-marketable rigs held for refurbishment as demand for drilling services warrants, of which 12 are located in the United States and the remainder in Venezuela.

         Like the domestic land drilling industry at large, our drilling activity declined substantially in 1998 and the first half of 1999. However, our business began improving at the end of the second quarter of 1999 and that trend has continued in 2000 through the date of this Report. How our drilling operations were affected by industry conditions, both before and after the turnaround in drilling activity which began at the end of the second quarter of 1999, is summarized below.

         Utilization Rates

         Beginning in the first quarter of 1998 and continuing through most of the second quarter of 1999, industry-wide demand for land drilling services deteriorated and our rig utilization rate declined. Our average domestic utilization rate for the year ended December 31, 1999, was 41% compared to 64% for the year ended December 31, 1998 and 96% for the year ended December 31, 1997. During this extended period of lower utilization rates we took numerous steps to minimize cost and conserve cash. We cold stacked a total of 49 rigs, reduced overhead at both the division and corporate levels and used components from the spare equipment or cold-stacked rigs instead of buying new replacement parts.

         Our utilization rate has improved from 31% for the second quarter of 1999 to 56% for the first two months of 2000. During the period from April 1999 to March 3, 2000, in which the overall land drilling count rebounded by 71%, our rig count increased by 91%. For the first two months of the first quarter of 2000, we had an average of 61 rigs working (56% utilization). The recent increase in demand for our rigs has allowed us to return 36 rigs to work since April 1999, including 11 of the 49 rigs which had been cold stacked. We believe our greater percentage increase in working rigs over the period is primarily attributable to our strategic decision not to reduce wages in order to retain key operating personnel, which has allowed us to return rigs to work more quickly.

         As price competition intensified in 1998 and the first half of 1999, some of our competitors were able to reduce the rates they charged for their rigs largely, we believe, by decreasing the wages they pay their rig crews. We chose not to cut the wages of our rig crews for strategic reasons, principally to help us retain the experienced rig crews so as to better position us to participate in future increases in drilling activity. This pricing strategy caused our rig utilization to decline and caused us to temporarily lose market share. Increases in drilling demand since the second half of 1999 have allowed us to recapture market share.

         The table below shows our rig utilization in our core domestic markets during the periods indicated:


    1997                               1998                                                   1999                              2000
    ----           --------------------------------------------           ---------------------------------------------        -----
    Full                                                   Full                                                    Full        Q1 to
    Year           Q-1       Q-2       Q-3        Q-4      Year           Q-1       Q-2        Q-3       Q-4       Year         date
    ----           ---       ---       ---        ---      ----           ---       ---        ---       ---       ----        -----
    96%            81%       71%       59%        49%       64%           39%       31%        40%       54%       41%          56%


         Drilling Contract Bid Rates

         In addition to the increases in rig utilization rates in 1999, there has also been a modest increase in the day rates we receive for our services. From a low bid range of $5,500 to $6,000 per day during the second quarter of 1999 our leading edge bid rates have increased to a range $6,500 to $7,200 per day in early March 2000.

         While bid rates for new drilling contracts in our core domestic markets for the fourth quarter of 1999 were approximately 9% greater than the last quarter of 1998, they remain 28% less than the bid rates received in the fourth quarter of 1997.

         Turnkey and Footage Contract Activity

         Revenue generated from turnkey and footage contracts is expected to be approximately 40% of total revenue in the first quarter of 2000, consistent with the fourth quarter of 1999 and compared to approximately 39% for the twelve-month period ending December 31, 1999 and 21% for the twelve-month period ending December 1998. EBITDA margin generated on turnkey and footage contracts for 1999 and 1998 was 18% of revenue. The demand for drilling services under turnkey and footage contracts is, however, greater during periods of overall lower demand and there can be no assurance that we will be able to maintain the current level of turnkey and footage revenue.

         Financial Results

         The fourth quarter of 1999 marked the second sequential quarter of improvement from our low in the second quarter of 1999. Net losses declined from $12.2 million in the second quarter of 1999, to $11.5 million in the third quarter of 1999, to $8.1 million in the fourth quarter of 1999. This reflected the improved utilization of our drilling rigs working under daywork and turnkey contracts as well as increases in the rates received for our services. The third and fourth quarters of 1999 reflected the improvement in utilization, dayrates and EBITDA after a steady decline beginning in the first quarter of 1998. Based on the current levels of utilization and day rates, we believe our results for the first quarter of 2000, should be better than those of the fourth quarter of 1999.

FINANCIAL CONDITION AND LIQUIDITY

         The following table summarizes our financial position at December 31, 1999 and 1998.


                                                December 31, 1999         December 31, 1998
                                              ---------------------     ---------------------
                                               Amount          %         Amount         %
                                              --------     --------     --------     --------
                                                           (Amounts in thousands)
Working capital                               $ 16,353            4     $ 44,489           10
Property and equipment, net                    384,361           94      411,316           88
Other noncurrent assets                          7,847            2        9,306            2
                                              --------     --------     --------     --------
Total                                         $408,561          100     $465,111          100
                                              ========     ========     ========     ========

Long-term debt                                $249,962           61     $250,527           54
Other long-term liabilities                     33,022            8       47,893           10
Shareholders' equity                           125,577           31      166,691           36
                                              --------     --------     --------     --------
        Total                                 $408,561          100     $465,111          100
                                              ========     ========     ========     ========

         The significant changes in our financial position from December 31, 1998 to December 31, 1999 are the decrease in working capital of $28.1 million and the decrease in shareholders' equity of $41.1 million. The change in working capital is due primarily to an overall decline in our operating activity, while the decrease in shareholders' equity is due to our net loss in 1999 of $41.3 million.

         We owe a total of $250.0 million in principal amount under our senior notes. While the principal is not due until 2007, semi-annual interest payments of approximately $11.1 million are due on January 1 and July 1 of each year. For the year ended December 31, 1999, our operating activities, investing activities, and financing activities each consumed net cash rather than provided additional cash. In order to pay debt service under the senior notes and meet our other cash needs, we were required to use our cash on hand. To the extent we are unable to generate cash flow sufficient to pay debt service and meet our other cash needs, including capital expenditures, we would be required to draw on our existing credit facility or seek other external financing. We can give no assurance that any such sources of funds would be adequate to meet our needs or be available on terms acceptable to us.

         During the year ended December 31, 1999, we funded our activities through a combination of cash generated from operations and the remaining proceeds from our May 1998 offering of $75.0 million of senior notes. The net cash provided by or used in our operating, investing and financing activities is summarized below (amounts in thousands):


                                                                     Years Ended December 31,
                                                             ---------------------------------------
                                                                1999          1998           1997
                                                             ---------      ---------      ---------
Net cash provided by (used in):
    Operating activities                                     $ (17,470)     $  30,799      $  21,783
    Investing activities                                        (6,011)      (109,908)      (213,341)
    Financing activities                                        (1,914)        71,378        239,022
                                                             ---------      ---------      ---------
Net increase (decrease) in cash:                             $ (25,395)     $  (7,731)     $  47,464
                                                             =========      =========      =========


         Our cash flows from operating activities are affected by a number of factors including the number of rigs under contract and whether the contracts are daywork, footage or turnkey, as well as whether our overall activity is expanding or contracting. We used $21.9 million in cash flow in operating activities in 1999 versus generating $20.2 million in cash flow from operating activities in 1998 due primarily to a decrease in overall operating activity in 1999 versus 1998. Our cash flows from operating activities were also impacted by reductions in working capital which provided $4.4 million in cash flow in 1999 versus $10.6 million in 1998. Our cash flow from operating activities in 1998 was greater than in 1997 due to a decrease in the amount of working capital required which was partially offset by a decrease in cash flow from operations of $16.9 million due to fewer operating days worked and lower average day rates.

         Cash flow used in investing activities in 1999 primarily consisted of capital expenditures for rig maintenance. Cash flow used in investing activities in 1998 included the cash portion of the Murco Acquisition of $60.8 million, as well as capital expenditures for rig refurbishments, drill pipe and other capital maintenance of $19.6 million, $11.2 million and $18.3 million, respectively. Cash flow used in investing activities during 1997 consisted of the cash portion of the GWDC Acquisition of $62.0 million, the cash acquisition of Justiss, Kaiser-Francis rigs and other rig purchases of $79.7 million, $52.1 million spent on refurbishments and $19.5 million spent on drill pipe and other related equipment.

         Cash flow used in financing activities in 1999 primarily consisted of repayments of long-term debt of $1.1 million and financing costs related to the CIT facility of $861,000. Cash flow from financing activities in 1998 primarily consisted of net proceeds from the issuance of senior notes of $71.4 million and borrowings and repayments of long-term debt of $30.6 million and $31.3 million, respectively. Cash flow from financing activities in 1997 primarily consisted of $169.1 million in net proceeds from the issuance of senior notes, net proceeds from the issuance of common stock of $94.3 million and $52.8 million and $78.1 million, respectively, in borrowings and repayments of long-term debt.

         At March 3, 2000, after our January 1, 2000 payment of $11.1 million of interest on our senior notes, our cash balance was $9.5 million.

         Capital expenditures for 2000 are estimated to be between $9.0 million and $15.0 million depending on our level of activity and the number of cold-stacked rigs ultimately reactivated. In addition, the demand for top drive units is growing in the land drilling industry and we expect to buy or rent additional top drive units as required to meet customer demand. Estimated capital expenditures for 2000 include approximately $2.5 million for the acquisition of two additional top drives. Through March 3, 2000, we have redeployed 11 of our domestic cold-stacked rigs for an aggregate capital investment of $890,000. If demand warrants, we believe we can return the next 15 cold-stacked rigs to marketed condition for estimated capital expenditures of approximately $1.3 million, which would bring our marketed rig count to 85 rigs. To bring the next 15 rigs to marketed status, increasing marketed rigs to 100, would require an estimated $4.6 million to $5.9 million. An estimated $10.0 million would be required to return our final eight cold-stacked rigs to marketed status. The actual cost of returning cold-stacked rigs to marketed status will depend on the extent to which component parts are used from the cold-stacked rigs and the extent to which we choose to upgrade the cold-stacked rigs before returning them to service.

CERTAIN CREDIT ARRANGEMENTS

         During the year ended December 31, 1999, our principal credit arrangements (other than customary trade credit and capital leases) consisted of a credit facility and our 87/8% Senior Notes due 2007.

         Bank Credit Facility

         Throughout 1998, we maintained a senior secured revolving credit facility with a syndicate of commercial banks. Effective January 14, 1999, we terminated that credit facility and entered into a more flexible agreement with The CIT Group/Business Credit, Inc. Also in January 1999, we wrote off approximately $623,000 in deferred loan costs related to the terminated credit facility.

         CIT Facility

         Effective January 1999, we entered into a senior secured revolving credit facility with The CIT Group/Business Credit, Inc. We have never borrowed under the CIT facility. The CIT facility provides us with the ability to borrow up to the lesser of $50 million or 50% of the orderly liquidation value as defined in the CIT facility of marketable drilling rig equipment located in the 48 contiguous states of the United States. The initial term of the CIT facility is for four years through January 14, 2003, with automatic annual renewals thereafter unless terminated by the lender on any subsequent anniversary date, and then only upon 60 days prior notice. The CIT facility provides us with up to $10,000,000 available for letters of credit with such amounts being reserved from availability. Interest under the CIT facility accrues at a variable rate, using (at our election) either the prime interest rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. During the first year of the CIT facility, the interest rate was fixed at LIBOR plus 2.5% or the prime interest rate plus 1%. Letters of credit accrue a fee of 1.25% per annum. We pay a commitment fee of 0.375% per annum on the average unused portion of the lender's commitments. Indebtedness under the CIT facility is secured by an exclusive lien security interest in substantially all of our assets and the assets of our domestic subsidiaries and by guarantees given by us and certain of our wholly owned subsidiaries.

         Under the CIT facility the lender's commitments will be reduced by the amount of net cash proceeds received by us or our subsidiaries from sales or other dispositions of collateral in excess of $1.0 million individually or $2.0 million in the aggregate in any 12 month period (other than sales or other dispositions of certain types of inventory, rigs identified in the CIT facility as equipment held for sale and up to $75.0 million of rigs and accessories). In addition, mandatory prepayments would be required upon:

         o the receipt of net proceeds received by us or our subsidiaries from the incurrence of certain other debt or sales of debt or equity securities in a public offering or private placement, or;
         o the receipt of net cash proceeds by us or our subsidiaries from asset sales (including proceeds from sale of rigs identified in the credit agreement as equipment held for sale but excluding proceeds from dispositions of inventory in the ordinary course of business, and sales of up to $75.0 million of rigs and rig accessories, or;
         o the receipt of insurance proceeds on our assets in each case to the extent that such proceeds are in excess of $500,000 individually or $1.0 million in the aggregate in any twelve month period.

         Among the various covenants that we must satisfy under the CIT facility are the following two covenants which shall apply whenever our liquidity, defined as the sum of cash, cash equivalents and availability under the CIT facility, falls below $25,000,000:

        o 1 to 1 EBITDA coverage of debt service, tested monthly on a trailing 12 month basis; and

         o minimum tangible net worth (all as defined in the CIT facility) at the end of each quarter will be the prior year tangible net worth less $30,000,000 adjusted for quarterly tests.

         Additionally, it will be a covenant default if the orderly liquidation value of our domestic drilling equipment (including inventoried rigs) falls below $150,000,000. Also, if the two month average rig utilization rate falls below 45%, the lender will have the option to request one additional appraisal per year to aid in determining the current orderly liquidation value of the drilling equipment. While rig utilization for 1999 was below 45%, the lender did not request an additional appraisal. Prepayment would be required if the orderly liquidation value falls below the level specified above.

         The CIT facility also contains provisions restricting our ability to, among other things:


        o         engage in new lines of business unrelated to our current activities;
        o         enter into mergers or consolidations or asset sales or purchases (with specified exceptions);
        o         incur liens or debts or make advances, investments or loans (in each case, with specified exceptions);
        o         pay dividends or redeem stock (except for certain inter-company transfers);
        o         prepay or materially amend any other indebtedness; and
        o         issue any stock (other than common stock).


         Events of default under the CIT facility include, in addition to non-payment of amounts due, misrepresentations and breach of loan covenants and certain other events of default:


        o         default with respect to other indebtedness in excess of $350,000;
        o         judgements in excess of $350,000; or
        o         a change in control (meaning that we cease to own 100% of our two principal subsidiaries, some person or group has either acquired beneficial ownership of 30% or more of the Company or obtained the power to elect a majority of our board of
                  directors or our board of directors ceases to consist of a majority of "continuing directors" (as defined by the CIT
                  facility)).


         Senior Notes

         Concurrently with the closing of the acquisition of GWDC in June 1997, we concluded a public offering of $175.0 million in principal amount of senior notes and in May 1998, we completed an offering of an additional $75.0 million. The senior notes bear interest at 87/8% per annum and mature July 1, 2007. The terms and conditions of these senior notes are substantially identical in all material respects. The senior notes are general unsecured senior obligations and are guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries.

         Except as discussed below, the senior notes are not redeemable at our option prior to July 1, 2002. On or after such date, we shall have the option to redeem the senior notes in whole or in part during the twelve months beginning July 1, 2002 at 104.4375%, beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at 101.4792% and beginning July 1, 2005 and thereafter at 100.0000% together with any interest accrued and unpaid to the redemption date. However, at any time during the first 36 months after the issue date, we may at our option, redeem up to a maximum of 30% of the aggregate principal amount with the net cash proceeds of one or more equity offerings at a redemption price equal to 108.875% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, provided that at least $170.0 million aggregate principal amount shall remain outstanding immediately after the occurrence of any such redemption. Upon a change of control as defined in the indentures for the senior notes, each holder of the senior notes will have the right to require us to repurchase all or any part of such holder's senior notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

         The indentures for the senior notes permit us and our subsidiaries to incur additional indebtedness, including senior indebtedness of up to $100.0 million aggregate principal amount which may be secured by liens on all of our assets of and the assets of our subsidiaries, subject to certain limitations. The indentures contain other covenants limiting our ability and our subsidiaries to, among other things, pay dividends or make certain other restricted payments, make certain investments, incur additional indebtedness, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications.

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

RESULTS OF OPERATIONS

         The following tables highlight rig days worked, revenues and operating expenses for our domestic and foreign operations for the years ended December 31, 1999, 1998 and 1997.


                                     For the Year Ended December 31, 1999
                                     -------------------------------------
                                      Domestic      Foreign
                                     Operations    Operations      Total
                                     ----------    ----------     --------
                                        (Amounts in thousands, except
                                         averages per rig day worked)
Rig days worked                          16,291          145        16,436

Drilling revenue                       $145,738     $  1,465      $147,203
Operating expenses(1)                   138,221        2,126       140,347
                                       --------     --------      --------
Gross profit (loss)                    $  7,517     $   (661)     $  6,856
                                       ========     ========      ========

Averages per rig day worked:
   Drilling revenue                    $  8,946     $ 10,103      $  8,956
   Operating expenses                     8,485       14,662         8,539
                                       --------     --------      --------
   Gross profit (loss)                 $    461     $ (4,559)     $    417
                                       ========     ========      ========


                                     For the Year Ended December 31, 1998
                                     -------------------------------------
                                      Domestic      Foreign
                                     Operations    Operations      Total
                                     ----------    ----------     --------
                                        (Amounts in thousands, except
                                         averages per rig day worked)
Rig days worked                          25,387          843        26,230

Drilling revenue                       $232,276     $  8,703      $240,979
Operating expenses(1)                   182,057        9,360       191,417
                                       --------     --------      --------
Gross profit (loss)                    $ 50,219     $   (657)     $ 49,562
                                       ========     ========      ========

Averages per rig day worked:
   Drilling revenue                    $  9,149     $ 10,324      $  9,187
   Operating expenses                     7,171       11,103         7,298
                                       --------     --------      --------
   Gross profit (loss)                 $  1,978     $   (779)     $  1,889
                                       ========     ========      ========


                                     For the Year Ended December 31, 1998
                                     -------------------------------------
                                      Domestic      Foreign
                                     Operations    Operations      Total
                                     ----------    ----------     --------
                                        (Amounts in thousands, except
                                         averages per rig day worked)
Rig days worked                          23,575          830        24,405

Drilling revenue                       $209,423     $  6,500      $215,923
Operating expenses(1)                   155,021        7,731       162,752
                                       --------     --------      --------
Gross profit (loss)                    $ 54,402     $ (1,231)     $ 53,171
                                       ========     ========      ========

Averages per rig day worked:
   Drilling revenue                    $  8,883     $  7,831      $  8,847
   Operating expenses                     6,576        9,314         6,669
                                       --------     --------      --------
   Gross profit (loss)                 $  2,307     $ (1,483)     $  2,178
                                       ========     ========      ========

(1) Operating expenses exclude depreciation and amortization, general and administrative expenses, provision for doubtful accounts, and unusual charges including the provision for asset impairment.

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1999 AND 1998

         Revenues decreased approximately $93.8 million, or 39%, to $147.2 million for the year ended December 31, 1999, from $241.0 million for the year ended December 31, 1998. The decrease is due to a reduction in revenue from domestic operations of $86.5 million and a decrease in revenue from foreign operations of $7.2 million. Revenues from domestic operations decreased due to a reduction in rig days worked of 9,096 and a decrease in the average revenue per day of $203. The decrease in average revenue per day is due to lower day rates which were partially offset by an increase in the percentage of turnkey drilling activity from 12% of total days worked during 1998 to 19% of total days worked for 1999. Revenue from foreign operations decreased due to a decrease in rig days worked of 698. The decrease in rig days worked in foreign operations is a direct result of completing our contracts in Venezuela late in the first quarter of 1999 and discontinuing all operations in Venezuela thereafter.

         Drilling operating expenses decreased by approximately $51.1 million, or 27%, to $140.3 million for the year ended December 31, 1999, as compared to $191.4 million for the year ended December 31, 1998. The decrease is due to a reduction in operating expenses from domestic operations of $43.8 million and a decrease in operating expenses from foreign operations of $7.2 million. The decrease in domestic drilling operating expenses is a direct result of the decrease in rig days worked of 9,096 which were partially offset by an increase in operating expense per day of $1,314. The increase in operating expense per day is a result of the greater percentage of turnkey days discussed previously as well as fixed overhead items being spread over fewer days worked. The decrease in operating expenses from foreign operations is a result of discontinuing Venezuelan operations as discussed above.

         Successfully completed turnkey and footage contracts generally result in higher effective revenues per day worked than under daywork contracts. Gross profit margins per day worked on successful turnkey and footage jobs are also generally greater than under daywork contracts, although we are typically required to bear additional operating costs (such as fuel costs) that would typically be paid by the customer under daywork contracts. Revenues, operating expenses and gross profit (or loss) margins on turnkey and footage contracts are affected by a number of variables, and include the depth of the well, geological complexities and the actual difficulties encountered in completing the well.

         Depreciation and amortization expense decreased by $4.1 million, or 11% to $34.0 million for the year ended December 31, 1999, compared to $38.1 million for the year ended December 31, 1998. The decrease in depreciation expense is due to a $6.0 million decrease as a result of the SFAS 121 write-down discussed below, which was partially offset by an increase in depreciation on 1998 attributable to capital expenditures during 1998 and 1999.

         General and administrative expenses decreased by $2.2 million, or 25%, to $6.7 million for the year ended December 31, 1999, from $8.9 million for the same period of 1998 due primarily to our cost cutting measures and the decreased level of drilling activity.

         During 1998, we recorded a non-cash asset impairment charge of $93.2 million as a result of the application of Statement of Financial Accounting Standards No. 121 (SFAS No. 121), which requires that long-lived assets and certain identifiable intangibles held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our review of our long-lived assets indicated that the carrying value of certain of our foreign and domestic drilling rigs was more than the estimated undiscounted future net cash flows. As such, under SFAS No. 121, we wrote-down those assets to their estimated fair market value. The impairment was recorded based on certain estimates and projections as stipulated in SFAS No. 121. During 1999, no write-down was necessary as a result of the application of SFAS No. 121.

         Provision for doubtful accounts decreased $1.1 million, or 67%, to $577,000 for the year ended December 31, 1999 compared to $1.7 million for the year ended December 31, 1998. The higher provision for doubtful accounts for the year ended December 31, 1998 is a direct result of the severity of a downturn in the oil and gas industry which began in early 1998.

         We recorded $320,000 in 1999 and $1.7 million in 1998 in unusual charges. Unusual charges in 1999 consist entirely of severance costs, while unusual charges in 1998 consist of $496,000 in severance costs and $1.2 million in write-downs associated with international operations.

         Interest expense increased by $2.4 million, or 11%, to $24.1 million for the year ended December 31, 1999, compared to $21.6 million for the year ended December 31, 1998. The increase is due to an increase in our average outstanding debt balance of $36.7 million to $251.2 million for the year ended December 31, 1999, from $214.5 million for the year ended December 31, 1998. This increase in our outstanding debt balance is primarily due to the issuance of $75.0 million of senior notes during May 1998, of which $30.0 million was used to repay the indebtedness outstanding under our then-existing credit facility.

         Other income, net decreased by $2.5 million, or 56%, to $2.0 million for the year ended December 31, 1999, compared to $4.5 million for the year ended December 31, 1998. The decrease is primarily due to the $1.8 million gain recognized during 1998 on the sale of rigs and drilling related equipment of our Eastern division located in Ohio to Union Drilling, Inc., an affiliate of two of our directors.

         As discussed previously, during the year ended December 31, 1999, we wrote off $623,000 in deferred loan costs related to our former credit facility. This amount, net of $203,000 in related taxes, is classified as an extraordinary item.

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1998 AND 1997

         Contract drilling revenues increased approximately $25.1 million, or 12%, to $241.0 million for the year ended December 31, 1998 compared to $215.9 million for the year ended December 31, 1997. This increase is due to an increase in revenue from domestic operations of $22.9 million and an increase in revenue from foreign operations of $2.2 million. Revenues from domestic operations increased due to an increase in rig days worked of 1,812 and an increase in average revenue per rig day worked of $266. The increase in operating days is due to the acquisition of 54 operating rigs during 1997 and January of 1998. The increase in average revenue per rig day worked of $266 is due to a 19% increase in the average revenue per rig day worked from turnkey contracts as well as a 4% increase in average revenue per rig day worked from daywork contracts. While average revenue per rig day worked increased in 1998 compared to 1997, average revenue per rig day worked in the fourth quarter of 1998 was below the 1997 average, reflecting the decline in drilling activity that continued into 1999. Revenue from foreign operations increased due to an increase in average revenue per rig day worked of $2,493, while rig days worked remained relatively flat.

         Operating expenses increased by $28.7 million, or 18%, to $191.4 million for the year ended December 31, 1998 compared to $162.7 million for the year ended December 31, 1997. The increase is primarily due to a $27.0 million increase in drilling operating expenses from domestic operations. The increase in domestic drilling operating expenses is due to the increase in the number of rigs owned and available for service and the corresponding 1,812 day increase in the days worked as well as increases in the average cost per rig day worked of 10% on daywork contracts and 26% on turnkey contracts. The increase in average cost per rig day worked on daywork and turnkey contracts is due to a number of things including: a wage increase in mid-1997, higher trucking cost due to lower utilization and down time between contracts and fixed costs spread over a fewer number of days worked. The remaining increase in operating expenses of $1.7 million is due to an increase in operating expenses from foreign operations resulting from increased labor costs in our Venezuela operations.

         Depreciation and amortization expense increased by $17.1 million, or 82%, to $38.1 million for the year ended December 31, 1998 compared to $21.0 million for the year ended December 31, 1997. The increase is primarily due to additional depreciation associated with the acquisition of additional operating rigs noted above, and refurbishment of 25 rigs from inventory and is partially offset by approximately $6.0 million due to the lengthening of the depreciable lives of certain of our drilling rigs.

         General and administrative expenses increased by $799,000, or 10%, to $8.9 million for the year ended December 31, 1998 compared to $8.1 million for the year ended December 31, 1997 due primarily to the increased size of our operations.

         As discussed previously, during 1998, we recorded pretax unusual charges of $94.9 million ($71.0 million after tax or $.43 per share). There were no such unusual charges recorded in 1997. The unusual charges consisted of a $93.2 million asset impairment, $0.5 million in severance costs, and $1.2 million in write-downs associated with international operations. The asset impairment charge was required by Statement of Financial Accounting Standards No. 121 which requires that long-lived assets held and used by us be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The then existing downturn in the oil and gas industry, due to the magnitude and duration, qualified as such an event. In addition, we recorded a provision for doubtful accounts during 1998 of $1.7 million compared to a reversal of provision for doubtful accounts of $200,000 in 1997. The severance cost, write-downs associated with international operations and the provision for doubtful accounts are also associated with the downturn in the oil services industry in 1998.

         Interest expense increased by $12.9 million, or 147%, to $21.6 million for the year ended December 31,1998, compared to $8.7 million for the year ended December 31, 1997. The increase is due to an increase in our average outstanding debt balance of $112.1 million to $214.5 million for the year ended December 31, 1998 from $102.4 for the year ended December 31, 1997. This increase in the outstanding debt balance is primarily due to the issuance of $175.0 million of senior notes during June 1997 to complete our GWDC merger and to continue refurbishment of the rigs purchased in 1997 and the issuance of $75 million of senior notes in May 1998 of which $30.0 million was used to repay the indebtedness incurred under the then-existing credit facility to partially finance the acquisition of Murco.

         Other income, net increased by $1.2 million to $4.5 million for the year ended December 31, 1998, as compared to $3.3 million for the year ended December 31, 1997. The increase is primarily due to the $1.8 million gain recognized during 1998 on the sale of the rigs and drilling related equipment of our Eastern Division located in Ohio to Union Drilling, Inc., an affiliate of two of our directors and the $543,000 gain also recognized during 1998 on the sale of a rig yard.

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

FOREIGN EXCHANGE

         Our Venezuelan operations during 1997, 1998 and early 1999 often performed services pursuant to drilling contracts under which payments to us were denominated in United States Dollars but were payable in Venezuelan currency at a floating exchange rate. We are not a party to any currency hedging arrangements and have not during the three-year period ending December 31, 1999 entered into any currency hedges to protect us from foreign currency losses. Instead, we have attempted to manage assets in foreign countries to minimize our exposure to currency fluctuations. During the years ended December 31, 1999 and 1998, we recognized foreign exchange losses of $120,000 and $178,000, while in 1997, $50,000 was recorded as a decrease in shareholders' equity due to a devaluation of the Venezuelan Bolivar.

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

         We have undertaken various initiatives intended to ensure that our computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology systems, including accounting, data processing, telephone systems and other miscellaneous systems, as well as systems that are not commonly thought of as information technology systems, such as alarm systems, sprinkler systems, fax machines, or other miscellaneous systems. These systems may contain imbedded technology, which complicated our year 2000 identification, assessment, remediation, and testing efforts.

         Through March 1, 2000, we have experienced no significant operational problems related to year 2000 issues and we presently believe that the year 2000 issues will not pose significant operational problems for us in the future. However, there can be no assurance that as yet undiscovered year 2000 issues of other entities will not have a material adverse impact on our systems or results of operations.

         As of December 31, 1999, we had incurred costs of approximately $75,000 related to our Year 2000 identification, assessment, remediation, and testing efforts consisting primarily of upgrades to existing software. We estimate that the future costs associated with the year 2000 issue will not be material, and as such will not have a significant impact on our financial position or operating results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on our CIT facility. Interest on borrowings under the CIT facility accrues at a variable rate, using (at our election) either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.5%, depending upon our debt service coverage ratio for the trailing 12 month period. March 3, 2000 we had no outstanding balance under the CIT facility and as such have no exposure at this time to a change in the interest rate.

         Foreign Currency Exchange Rate Risk. We have historically conducted business in Venezuela and remain somewhat sensitive to fluctuations in foreign currency exchange rates. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Foreign Exchange."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


Independent Auditors' Report....................................................................................29

Consolidated Balance Sheets as of December 31, 1999 and 1998....................................................30

Consolidated Statements of Operations for the Years
         Ended December 31, 1999, 1998, and 1997................................................................31

Consolidated Statements of Shareholders' Equity and Comprehensive Income
         for the Years Ended December 31, 1999, 1998 and 1997...................................................32

Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1999, 1998, and 1997................................................................33

Notes to Consolidated Financial Statements......................................................................35

Financial Statement Schedule:
          Schedule II - Valuation and Qualifying Accounts.......................................................47


Schedules other than those listed above are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Grey Wolf, Inc.:

         We have audited the accompanying consolidated balance sheets of Grey Wolf, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grey Wolf, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.




                                    KPMG LLP


Houston, Texas
February 8, 2000

                        GREY WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                         December 31,
                                                                                   ------------------------
                                                                                     1999           1998
                                                                                   ---------      ---------
                                          ASSETS
Current assets:
    Cash and cash equivalents                                                      $  20,500      $  45,895
    Restricted cash - insurance deposits                                                 762            762
    Accounts receivable, net of allowance
       of $1,708 and $1,106, respectively                                             37,002         30,598
    Prepaids and other current assets                                                  2,374          3,426
                                                                                   ---------      ---------
       Total current assets                                                           60,638         80,681

Property and equipment:
    Land, buildings and improvements                                                   5,041          5,538
    Drilling equipment                                                               568,012        561,850
    Furniture and fixtures                                                             2,227          1,920
                                                                                   ---------      ---------
       Total property and equipment                                                  575,280        569,308
    Less: accumulated depreciation and amortization                                 (190,919)      (157,992)
                                                                                   ---------      ---------
       Net property and equipment                                                    384,361        411,316

Other noncurrent assets                                                                7,847          9,306
                                                                                   ---------      ---------
                                                                                   $ 452,846      $ 501,303
                                                                                   =========      =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                           $     831      $   1,162
    Accounts payable - trade                                                          21,231         13,761
    Accrued workers' compensation                                                      3,072          4,503
    Payroll and related employee costs                                                 3,455          3,672
    Accrued interest payable                                                          11,177         11,096
    Other accrued liabilities                                                          4,519          1,998
                                                                                   ---------      ---------
       Total current liabilities                                                      44,285         36,192
                                                                                   ---------      ---------

Senior notes                                                                         249,354        249,268
Long-term debt, net of current maturities                                                608          1,259
Other long-term liabilities                                                            2,252          1,460
Deferred income taxes                                                                 30,770         46,128
Series A preferred stock - mandatorily redeemable                                       --              305

Commitments and contingent liabilities                                                  --             --

Shareholders' equity:
    Series B Junior Participating Preferred stock, $1 par value;
       250,000 shares authorized, none outstanding                                      --             --
    Common stock, $.10 par value; 300,000,000 shares
       authorized; 165,166,891 and 165,065,391 issued and
       outstanding, respectively                                                      16,516         16,506
    Additional paid-in capital                                                       270,527        270,389
    Cumulative translation adjustments                                                  (454)          (454)
    Accumulated deficit                                                             (161,012)      (119,750)
                                                                                   ---------      ---------
          Total shareholders' equity                                                 125,577        166,691
                                                                                   ---------      ---------
                                                                                   $ 452,846      $ 501,303
                                                                                   =========      =========


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)


                                                                               Years Ended December 31,
                                                                        --------------------------------------
                                                                          1999           1998           1997
                                                                        --------       --------       --------
Revenues:
    Contract drilling                                                   $147,203       $240,979       $215,923

Costs and expenses:
    Drilling operations                                                  140,347        191,417        162,752
    Depreciation and amortization                                         34,003         38,069         20,957
    General and administrative                                             6,678          8,880          8,081
    Provision for asset impairment                                          --           93,193           --
    Provision for doubtful accounts                                          577          1,723           (200)
    Unusual charges                                                          320          1,722           --
                                                                        --------       --------       --------
       Total costs and expenses                                          181,925        335,004        191,590
                                                                        --------       --------       --------
Operating income (loss)                                                  (34,722)       (94,025)        24,333

Other income (expense):
    Interest expense                                                     (24,054)       (21,621)        (8,748)
    Interest income                                                        1,522          1,946          1,248
    Gain on sale of assets                                                   556          2,709          1,692
    Other, net                                                              (120)          (173)           324
                                                                        --------       --------       --------
          Other income (expense), net                                    (22,096)       (17,139)        (5,484)
                                                                        --------       --------       --------
Income (loss) before income taxes                                        (56,818)      (111,164)        18,849

Income tax expense (benefit)                                             (15,976)       (27,951)         8,631
                                                                        --------       --------       --------
Income (loss) before extraordinary item                                  (40,842)       (83,213)        10,218

Extraordinary item, net of tax of $203                                      (420)          --             --
                                                                        --------       --------       --------
Net income (loss)                                                        (41,262)       (83,213)        10,218

Series A preferred stock redemption premium                                 --             --             (240)
                                                                        --------       --------       --------
Net income (loss) applicable to common stock                            $(41,262)      $(83,213)      $  9,978
                                                                        ========       ========       ========
Basic net income (loss) per common share                                $   (.25)      $   (.50)      $    .07
                                                                        ========       ========       ========
Basic weighted average shares outstanding                                165,108        164,944        145,854
                                                                        ========       ========       ========
Diluted net income (loss) per common share                              $   (.25)      $   (.50)      $    .07
                                                                        ========       ========       ========
Diluted weighted average shares outstanding                              165,108        164,944        149,724
                                                                        ========       ========       ========


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Amounts in thousands)



                                      Series B
                                       Junior
                                    Participating
                                      Preferred                 Common                                    Cumulative
                                        Stock                    Stock       Additional                  Comprehensive
                                       $1 par       Common     $.10 par      Paid-in                        Income
                                        Value       Shares       Value        Capital       Deficit       Adjustments     Total
                                      ---------     -------    ---------     ----------    ---------     -------------  ---------
Balance, December 31, 1996                 --       125,043    $  12,504     $  99,301     $ (46,755)    $    (404)     $  64,646

    Issuance of shares in
       Flournoy acquisition                --        12,426        1,243        29,823          --            --           31,066

    Exercise of stock options              --           777           78         1,624          --            --            1,702

    Redemption of Series A
       Preferred stock                     --          --           --            (240)         --            --             (240)

    Issuance of shares in
       Grey Wolf merger                    --        14,000        1,400        46,200          --            --           47,600

    Sale of common stock                   --        12,500        1,249        93,025          --            --           94,274

    Comprehensive income:
       Unrealized translation loss         --          --           --            --            --             (50)           (50)
       Net income                          --          --           --            --          10,218          --           10,218
                                      ---------     -------    ---------     ---------     ---------     ---------      ---------
    Total comprehensive income             --          --           --            --          10,218           (50)        10,168
                                      ---------     -------    ---------     ---------     ---------     ---------      ---------
Balance, December 31, 1997                 --       164,746       16,474       269,733       (36,537)         (454)       249,216

    Exercise of stock options              --           319           32           656          --            --              688

    Comprehensive income - net loss        --          --           --            --         (83,213)         --          (83,213)
                                      ---------     -------    ---------     ---------     ---------     ---------      ---------
Balance, December 31, 1998                 --       165,065       16,506       270,389      (119,750)         (454)       166,691

    Exercise of stock options              --           102           10           138          --            --              148

    Comprehensive income - net loss        --          --           --            --         (41,262)         --          (41,262)
                                      ---------     -------    ---------     ---------     ---------     ---------      ---------
Balance, December 31, 1999                 --       165,167    $  16,516     $ 270,527     $(161,012)    $    (454)     $ 125,577
                                      =========     =======    =========     =========     =========     =========      =========


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                               Years Ended December 31,
                                                                       ---------------------------------------
                                                                         1999           1998            1997
                                                                       ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                  $ (41,262)     $ (83,213)     $  10,218
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                      34,003         38,069         20,957
       Provision for asset impairment                                       --           93,193           --
       Provision for doubtful accounts                                       577          1,723           (200)
       Extraordinary item, net of taxes                                      420           --             --
       Gain on sale of assets                                               (556)        (2,709)        (1,692)
       Foreign exchange loss                                                 120            178           --
       Deferred income taxes                                             (15,155)       (27,033)         7,864
    (Increase) decrease in restricted cash                                  --             (312)           550
    (Increase) decrease in accounts receivable                            (6,788)        24,014        (28,336)
    (Increase) decrease in other current assets                              527          3,585         (1,064)
    Increase (decrease) in accounts payable trade                          7,345        (15,616)         8,783
    Increase (decrease) in accrued workers' compensation                  (1,431)         1,825            201
    Increase (decrease) in customer advances                                --             (478)        (2,841)
    Increase (decrease) in other current liabilities                       2,242         (1,327)         7,208
    Increase (decrease) in  minority interest                               --             --           (1,197)
    Increase (decrease) in other                                           2,488         (1,100)         1,332
                                                                       ---------      ---------      ---------
       Cash provided by (used in) operating activities                   (17,470)        30,799         21,783
                                                                       ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and equipment additions                                      (7,065)      (114,294)      (218,723)
    Proceeds from sales of equipment                                       1,054          4,386          5,382
                                                                       ---------      ---------      ---------
       Cash used in investing activities                                  (6,011)      (109,908)      (213,341)
                                                                       ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from senior notes                                              --           75,000        174,161
    Proceeds from long-term debt                                             203         30,620         52,811
    Repayments of long-term debt                                          (1,099)       (31,304)       (78,141)
    Proceeds from sale of common stock                                      --             --           94,274
    Financing costs                                                         (861)        (3,626)        (5,086)
    Proceeds from exercise of stock options                                  148            688          1,702
    Redemption of Series A Preferred stock                                  (305)          --             (699)
                                                                       ---------      ---------      ---------
       Cash provided by (used in)  financing activities                   (1,914)        71,378        239,022
                                                                       ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (25,395)        (7,731)        47,464
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              45,895         53,626          6,162
                                                                       ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $  20,500      $  45,895      $  53,626
                                                                       =========      =========      =========


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                                 Years Ended December 31,
                                                                      -------------------------------------------
                                                                        1999             1998               1997
                                                                      -------           -------            ------
SUPPLEMENTAL CASH FLOW DISCLOSURE
CASH PAID FOR INTEREST:                                               $22,625           $17,955            $2,572
                                                                      =======           =======            ======
CASH PAID FOR (REFUND OF) TAXES:                                      $   (15)          $(1,985)           $1,999
                                                                      =======           =======            ======


NON CASH TRANSACTIONS:

    Issuance of common stock for Flournoy acquisition
       Change in property and equipment additions                           -                 -            40,503
       Change in issuance of common stock                                   -                 -            31,066
       Change in deferred tax liability                                     -                 -             9,437

    Issuance of common stock for Grey Wolf acquisition
       Change in property and equipment additions                           -                 -            86,038
       Change in issuance of common stock                                   -                 -            47,600
       Change in deferred tax liability                                     -                 -            35,557
       Change in accounts receivable                                        -                 -            12,097
       Change in prepaids and other current assets                          -                 -               859
       Change in other assets                                               -                 -               180
       Change in accounts payable                                           -                 -             8,825
       Change in accrued workers' compensation costs                        -                 -               975
       Change in payroll and related employee costs                         -                 -             1,305
       Change in customer advances                                          -                 -               898
       Change in income tax payable                                         -                 -             1,099
       Change in other accrued liabilities                                  -                 -             1,832
       Change in long term debt                                             -                 -             1,083

    Murco acquisition
       Change in property and equipment additions                           -            20,055                -
       Change in deferred tax liability                                     -            20,055                -


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    Summary of Significant Accounting Policies

         Nature of Operations. Grey Wolf, Inc. is a Texas corporation formed in 1980. Grey Wolf, Inc. is engaged in the business of providing onshore contract drilling services to the oil and gas industry. Grey Wolf, Inc. and its subsidiaries currently conduct operations in Alabama, Arkansas, Louisiana, Mississippi and Texas and had operations in Venezuela until mid 1999, when international operations were shut down. The consolidated financial statements include the accounts of Grey Wolf, Inc. and its majority-owned subsidiaries ("the Company" or "Grey Wolf"). All significant intercompany accounts and transactions are eliminated in consolidation.

         Property and Equipment. Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, between three and fifteen years. Effective January 1, 1998, the Company changed the depreciable lives of the majority of its drilling rigs from 12 to 15 years to better reflect the useful lives of the Company's refurbished and upgraded rig fleet.

         Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of " sets forth guidance as to when to recognize an impairment of long-lived assets and how to measure such impairment. The standard requires certain assets be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Based on the application of SFAS No. 121, the Company recognized a $93.2 million pretax charge during 1998 (See Note 11 for additional information).

         Revenue Recognition. Revenue from daywork and footage contracts is recognized based upon the provisions of the contract. Revenue from turnkey drilling contracts is recognized as earned using the percentage-of-completion method based upon costs incurred to date and estimated total contract costs. Provision is made currently for anticipated losses, if any, on uncompleted contracts.

         Foreign Currency Translation. Venezuela has a highly inflationary economy as defined by Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." As such, the Company's functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in foreign currency are re-measured to U.S. dollars at the rate of exchange in effect at the end of the period, items of income and expense and other non-monetary amounts are re-measured at historical rates. Gains or losses on foreign currency re-measurement are included in other income (expense), net in the consolidated statement of operations. During the years ended December 31, 1999 and 1998, the Company recognized foreign exchange losses of $120,000 and $178,000, respectively. Prior to 1998, assets and liabilities of foreign subsidiaries were translated into United States dollars at the applicable rate of exchange in effect at the end of the period reported. Revenues and expenses were translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments were reflected as a separate component of shareholders' equity. Any transaction gains and losses were included in net income. During 1997, the Company recorded unrealized translation losses of $50,000 as a reduction of shareholders' equity.

         Income (Loss) per Share. Basic earnings per share is based on weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options, warrants and convertible preferred stock. During 1999 and 1998, the Company's diluted earnings per share excludes all contingently issuable shares as they were antidilutive. A reconciliation of the weighted average common shares outstanding on a basic and diluted basis is as follows (in thousands):

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        1999              1998               1997
                                                                       -------           -------           -------
Weighted average common shares
    outstanding - Basic                                                165,108           164,944           145,854

Effect of dilutive securities:
    Options                                                                 -                 -              2,883
    Redeemable preferred stock                                              -                 -                329
    Warrants                                                                -                 -                658
                                                                       -------           -------           -------
                                                                            -                 -              3,870
                                                                       -------           -------           -------
Weighted average common shares
    outstanding - Diluted                                              165,108           164,944           149,724
                                                                       =======           =======           =======

         Securities excluded from the computation of diluted earnings per share for the years ended December 31, 1999 and 1998 that could potentially dilute basic earnings per share in the future were options to purchase 5.7 million shares and 5.3 million shares, respectively. Also excluded for the year ended December 31, 1998 are 489,600 warrants to issue shares and 244,800 shares for conversion of Mandatorily Redeemable Series A Preferred Stock. Since the Company incurred a loss for the years ended December 31, 1999 and 1998, such diluted securities were excluded as they would be anti-dilutive to basic earnings per share.

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

         Interest Capitalization. Interest is capitalized on rig refurbishments during the refurbishment period. Interest is capitalized to the rigs using an allocation method based on the Company's actual interest cost. Total interest capitalized for the years ended December 31, 1999, 1998 and 1997 was $0, $874,000 and $1.8 million, respectively.

         Fair Value of Financial Instruments. The carrying amount of the Company's cash and short-term investments approximates fair value because of the short maturity of those instruments. The carrying amount of the Company's credit facility approximates fair value as the interest is indexed to the prime rate or LIBOR. The fair value of the senior notes at December 31, 1999 and 1998 was $225.0 million and $203.0 million, respectively, compared to the carrying value of $250 million. Fair value was estimated based on quoted market prices.

         Cash Flow Information. Cash flow statements are prepared using the indirect method. The Company considers all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

         Restricted Cash. Restricted cash consists of investments in interest bearing certificates of deposit totaling $762,000 at December 31, 1999 and 1998, as collateral for a letter of credit securing insurance deposits. The carrying value of the investments approximates the current market value.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

         Concentrations of Credit Risk. Substantially all of the Company's contract drilling activities are conducted with independent oil and gas companies in the United States. Historically, the Company has not required collateral or other security for the related receivables from such customers. However, the Company has required certain customers to deposit funds in escrow prior to the commencement of drilling. Actions typically taken by the Company in the event of nonpayment include filing a lien on the customer's producing properties and filing suit against the customer.

         Comprehensive Income. During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components. Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events, other than transactions with its stockholders. During 1999 and 1998 comprehensive income consisted only of net losses. In 1997, in addition to net income, comprehensive income of the Company includes cumulative translation losses.

         Recent Accounting Pronouncements. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


for derivative instruments, including derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If specified conditions are met entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings and the period of change together with the offsetting loss or gain on the hedge item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component or other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

         We will adopt SFAS 133 for our fiscal year beginning January 1, 2001. We have not determined the impact that SFAS 133 will have on our financial statements and believe that the determination will not be meaningful until closer to the date

(2)      SIGNIFICANT PROPERTY TRANSACTIONS

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Since late 1996, all but nine of the idle rigs acquired in the above transactions have been refurbished and are ready for service. These remaining nine rigs are included in the Company's inventory of twelve rigs to be refurbished as market conditions improve. Each of the Company's acquisitions have been accounted for using purchase accounting. As such all revenues and expenses have been recorded by the Company beginning at the date of acquisition.

         The following unaudited pro forma consolidated financial data for the year ended December 31, 1998 includes the historical results of the Company for the year ended December 31, 1998, and gives effect to the acquisition of Murco and related borrowings under the bank credit facility, as if they had occurred on January 1, 1998. Inventory rig purchases had no historical operations as the rigs had been stacked and the impact on the unaudited pro forma consolidated financial data is not material and has not been presented (amounts in thousands).


                                                                                 For the Year
                                                                              Ended December 31,
                                                                                     1998
                                                                              ------------------
       Total Revenues                                                         $      243,052
       Net income (loss) applicable
              to common stock                                                        (83,151)
       Net income (loss) per basic
              and diluted share                                                         (.50)


(3)      INCOME TAXES

         The Company and its U.S. subsidiaries file consolidated federal income tax returns. The components of the provision for income taxes consisted of the following (amounts in thousands):


                     For the Years Ended December 31,
                   ------------------------------------
                     1999          1998          1997
                   --------      --------      --------
Current
       Federal     $   --        $   (935)     $    949
       State           --            --             108
       Foreign         --              17          (290)
                   --------      --------      --------
                       --            (918)          767
                   ========      ========      ========
Deferred
       Federal      (15,460)      (23,377)        6,654
       State           (516)       (3,656)        1,210
       Foreign         --            --            --
                   --------      --------      --------
                   $(15,976)     $(27,033)     $  7,864
                   ========      ========      ========


       Deferred income taxes are determined based upon the difference between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes, and net operating loss and tax credit carryforwards. The tax affects of the Company's temporary differences and carryforwards are as follows (amounts in thousands):

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                 December 31,
                                            ----------------------
                                              1999          1998
                                            --------      --------
Deferred tax assets
       Net operating loss carryforwards     $ 38,469      $ 18,502
       Tax credit carryforwards                2,414         2,414
       Workers compensation accruals           2,044         2,281
       Other                                     409           423
                                            --------      --------
                                              43,336        23,620
       Valuation allowance                    (2,400)       (2,400)
                                            --------      --------
                                              40,936        21,220
Deferred tax liabilities
       Depreciation and amortization          71,706        67,348
                                            --------      --------

Net deferred tax liability                  $ 30,770      $ 46,128
                                            ========      ========


       At December 31, 1999 and 1998, the Company had U.S. net operating loss ("NOL") carryforwards of $130.9 million and $69.4 million, respectively, which expire at various times through 2019. In addition, the Company had investment tax credit carryforwards ("ITC") of approximately $2.4 million which expire in 2000. The NOL and ITC carryfowards are subject to annual limitations as a result of the changes in ownership of the Company in 1989, 1994 and 1996.

       For financial reporting purposes, approximately $21.0 million of the NOL carryforwards was utilized to offset the book versus tax basis differential in the recording of the assets acquired in the Mergers and the Mesa acquisition prior to 1999.

       The following summarizes the differences between the federal statutory tax rate of 35% (amounts in thousands):


                                                       For the Years Ended December 31,
                                                     ------------------------------------
                                                       1999          1998          1997
                                                     --------      --------      --------
Income tax expense (benefit) at statutory rate       $(19,886)     $(38,908)     $  6,597

Increase (decrease) in taxes resulting from:
       Expiration of NOL carryforwards                  2,479          --            --
       Permanent differences, primarily due to
            basis differences in acquired assets        1,127        10,004           838
       Loss of foreign deductions                         426         3,040           292
       State taxes (net)                                 (336)       (2,376)          857
       Other                                              214           289            47
                                                     --------      --------      --------
Income tax expense (benefit)                         $(15,976)     $(27,951)     $  8,631
                                                     ========      ========      ========

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)    LONG-TERM DEBT

       Long-Term debt consists of the following (amounts in thousands):


                                                                        December 31,
                                                                   ---------------------
                                                                     1999         1998
                                                                   --------     --------
$250,000 senior notes due 2007,
   general unsecured senior obligations guaranteed by the
   Company's domestic subsidiaries, bearing interest
   at 8 7/8% per annum payable semiannually                        $249,354     $249,268

Capital leases, secured by transportation and other equipment,
   bearing interest at 10% to 14%                                     1,439        2,421
                                                                   --------     --------
                                                                    250,793      251,689

Less current maturities                                                 831        1,162
                                                                   --------     --------
Long-term debt                                                     $249,962     $250,527
                                                                   ========     ========


             Concurrently with the closing of the GWDC merger in June 1997, the Company concluded a public offering of $175.0 million in principal amount of senior notes. The senior notes bear interest at 87/8% per annum and mature July 1, 2007. The net proceeds from the sale of the Notes were used (i) to pay the cash portion of the GWDC merger, (ii) to repay the Company's then outstanding balance under its revolving line of credit from its commercial banks, (iii) to pay the purchase price for the Kaiser-Francis Rig Purchase and the additional rig purchases and (iv) for capital expenditures to refurbish certain of the Company's rigs and for other general corporate purposes. The senior notes are general unsecured senior obligations of the Company and are guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company.

         In May 1998, the Company completed an additional offering of $75.0 million of senior notes. The terms and conditions of these newly issued senior notes are substantially consistent with the senior notes issued in June 1997. All fees and expenses are being amortized over the life of the senior notes. A portion of the net proceeds from the offering was used to repay approximately $30.0 million of indebtedness then outstanding under the Company's bank credit facility. The remaining proceeds were used for general corporate purposes.

         Except as discussed below, the senior notes are not redeemable at the option of the Company prior to July 1, 2002. On or after such date, the Company shall have the option to redeem the senior notes in whole or in part during the twelve months beginning July 1, 2002 at 104.4375%, beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at 101.4792% and beginning July 1, 2005 and thereafter at 100.0000% together with any interest accrued and unpaid to the redemption date. However, at any time during the first 36 months after the issue date, the Company may at its option, redeem up to a maximum of 30% of the aggregate principal amount with the net cash proceeds of one or more equity offerings at a redemption price equal to 108.875% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, provided that at least $170.0 million aggregate principal amount shall remain outstanding immediately after the occurrence of any such redemption. Upon a change of control as defined in the indentures, each holder of the senior notes will have the right to require the Company to repurchase all or any part of such holder's senior notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

         Effective January 14, 1999, the Company terminated its senior secured revolving credit facility ("the Bank Credit Facility") with a syndicate of commercial banks. The Bank Credit Facility provided the Company with the ability to borrow up to $50.0 million from time to time prior to April 30, 2000, subject to the certain reductions with up to $5.0 million of such amount available for letters of credit. Interest under the Bank Credit Facility accrued at a sliding variable rate based on certain financial ratios of either LIBOR plus 1.75% to 2.5% or prime plus 0.75% to 1.5%. The Company paid commitment fees of 0.5% on the unused portion of the Bank Credit Facility. The Bank Credit Facility was secured by substantially all of the Company's assets and called for quarterly interest payments on the outstanding balance. At December 31, 1998 and 1997, there were no borrowings outstanding under the Bank Credit Facility.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Also on January 14, 1999, the Company entered into a new senior secured revolving credit facility with The CIT Group/Business Credit, Inc. ("the CIT Facility"), replacing its prior $50.0 million facility. The CIT Facility provides the Company with the ability to borrow up to the lesser of $50.0 million or 50% of the orderly liquidation value (as defined in the agreement) of marketable drilling rig equipment located in the 48 contiguous United States. The CIT Facility is a four year revolving facility with periodic interest payments at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.5% or prime plus 0.25% to 1.5%. During the first year of the CIT Facility the interest rate is fixed at LIBOR plus 2.5% or prime plus 1%. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility. In addition, the CIT Facility contains certain affirmative and negative covenants including a minimum appraisal value of the drilling rigs and related equipment plus certain financial covenants which take effect if the Company's cash on hand and borrowing capacity under the CIT Facility falls below $25.0 million. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool for other purposes. The Company currently has no borrowings outstanding under the CIT facility.

         With the closing of the CIT Facility the Company recognized a non-cash extraordinary loss of $420,000, net of applicable tax benefit of $203,000, related to the write-off of deferred financing costs associated with the Bank Credit Facility.

         Annual maturities of the debt outstanding at December 31, 1999 for the next five years are as follows (amounts in thousands): 2000 - $831; 2001 - $516; 2002 - $79; 2003 - $13; 2004 - $-0- and thereafter $249,354.

(5)      CAPITAL STOCK AND STOCK OPTION PLANS

         On November 3, 1997, the Company closed an offering of 25.0 million shares of its common stock. The Company sold 12.5 million newly issued common shares and certain shareholders sold 12.5 million additional shares at $8.00 per share. The Company received proceeds, net of underwriting discount, of approximately $95.0 million. Other costs incurred to complete the offering were approximately $722,000 and were recorded as a reduction of additional paid-in capital. The proceeds of the offering were used to pay down the Bank Credit Facility and to complete the Murco Acquisition.

         On September 21, 1998, the Company adopted a Shareholder Rights Plan ("the Plan") in which rights to purchase shares of Junior Preferred stock will be distributed as a dividend at the rate of one Right for each share of common stock.

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

         The Company's 1982 Stock Option and Long-term Incentive Plan for Key Employees ("the 1982 Plan") reserves 2,500,000 shares of the Company's common stock for issuance upon the exercise of options. At December 31, 1998 options to purchase 1,893,100 shares of common stock were available for grant under the 1982 Plan. The Company's 1987 Stock Option Plan for Non-Employee Directors ("the 1987 Director Plan") reserves 250,000 shares of common stock for issuance upon the exercise of options and provides for the automatic grant of options to purchase shares of common stock to any non-employee who becomes a director of the Company. Options under the 1987 Director Plan to purchase 212,800 shares of common stock were available for grant until June 30, 1997 when the plan was canceled. The Company's 1996 Employee Stock Option Plan ("the 1996 Plan") reserves 10,000,000 shares of the Company's common stock for issuance upon the exercise of options. At December 31, 1999, options under the 1996 Plan to

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


purchase 4,940,975 shares of common stock were available for grant until July 29, 2006. The exercise price of stock options under the 1982 Plan, the 1987 Director Plan and the 1996 Plan approximates the fair market value of the stock at the time the option is granted. The Company has 2,435,000 shares reserved for other Incentive Stock Option Agreements between the Company and its' executive officers and directors. One million five hundred thousand of the shares are reserved for the Company's Chief Executive Officer and 500,000 are reserved for one of the Company's directors. The options become exercisable in varying increments over four to five-year periods and the majority of the options expire on the tenth anniversary of the date of grant. The remaining shares are reserved for non-employee directors and are immediately exercisable upon issuance. Stock option activity for all plans was as follows (number of shares in thousands):


                                                     Number                            Option
                                                    of Shares                        Price Range
                                                    ---------                    -------------------
           Outstanding December 31, 1996                  276                    $ 0.69    -  $ 1.00
                                                        3,758                    $ 1.13    -  $ 1.63
                                                          475                    $ 2.56    -  $ 2.88

                 Granted                                  800                    $ 2.50    -  $ 2.88
                                                          630                    $ 3.13    -  $ 4.06
                                                           10                    $ 8.25
                 Exercised                               (107)                   $  .69    -  $ 1.00
                                                         (670)                   $ 1.13    -  $ 1.75
                 Canceled                                 (13)                   $ 2.50    -  $ 2.88
                                                           (4)                   $  .69    -  $ 1.75
                                                          (20)                   $ 2.50    -  $ 2.88

           Outstanding December 31, 1997                  156                    $  .69    -  $ 1.00
                                                        3,084                    $ 1.13    -  $ 1.75
                                                        1,255                    $ 2.50    -  $ 2.88
                                                          630                    $ 3.13    -  $ 4.06
                                                           10                    $ 8.25

                 Granted                                   50                    $ 1.50
                                                          108                    $ 3.69
                                                          988                    $ 4.06    -  $ 4.38

                 Exercised                                (50)                   $  .69    -  $ 1.00
                                                         (269)                   $ 1.25    -  $1.625

                 Canceled                                 (16)                   $  .69    -  $  .94
                                                          (46)                   $ 1.25    -  $1.625
                                                          (75)                   $ 2.81    -  $ 3.13
                                                         (203)                   $ 4.06

           Outstanding December 31, 1998                   90                    $  .69    -  $ 1.00
                                                        2,819                    $ 1.13    -  $ 1.75
                                                        1,543                    $ 2.50    -  $ 3.69
                                                        1,160                    $ 4.06    -  $ 4.38
                                                           10                    $ 8.25

                 Granted                                2,429                    $ .938    -  $ 1.50

                 Exercised                                (24)                   $  .69    -  $ 1.00
                                                          (78)                   $ 1.25    -  $ 1.50

                 Canceled                                 (21)                   $  .69    -  $ 1.00
                                                         (362)                   $ 1.25    -  $ 1.50

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                         (204)                   $ 2.56    -  $ 3.69
                                                         (193)                   $ 4.06

           Outstanding December 31, 1999                2,325                    $  .69    -  $ 1.00
                                                        2,528                    $ 1.13    -  $ 1.75
                                                        1,340                    $ 2.50    -  $ 3.69
                                                          966                    $ 4.06    -  $ 4.38
                                                           10                    $ 8.25

           Exercisable December 31, 1999                3,396                    $  .69    -  $ 8.25


          The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's three stock-based compensation plans been determined on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (amounts in thousands, except per share amounts):


                                                            1999         1998         1997
                                                          --------     --------     -------
         Net income (loss)
             As reported                                  $(41,262)    $(83,213)    $10,218
             Pro forma                                    $(42,623)    $(84,563)    $ 9,531
         Earnings (loss) per share - basic and diluted
             As reported                                  $   (.25)    $   (.50)    $   .07
             Pro forma                                    $   (.26)    $   (.51)    $   .06


         For purposes of determining compensation costs using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options were: risk-free interest rate based on the five-year Treasury strips; dividend yield of zero; stock price volatility of 65%; and expected option lives of five years.

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table sets forth the Company's operations based on the geographic areas in which it operates (amounts in thousands):


                                 For the Years Ended December 31,
                             ---------------------------------------
                               1999           1998           1997
                             ---------      ---------      ---------
Revenues:
   Domestic                  $ 145,739      $ 232,276      $ 209,423
   Foreign                       1,464          8,703          6,500
                             ---------      ---------      ---------
                             $ 147,203      $ 240,979      $ 215,923
                             =========      =========      =========

Operating income (loss):
   Domestic                  $ (33,534)     $ (85,013)     $  26,822
   Foreign                      (1,188)        (9,012)        (2,489)
                             ---------      ---------      ---------
                             $ (34,722)     $ (94,025)     $  24,333
                             =========      =========      =========

Total assets:
   Domestic                  $ 448,469      $ 489,543      $ 515,683
   Foreign                       4,377         11,760         18,069
                             ---------      ---------      ---------
                             $ 452,846      $ 501,303      $ 533,752
                             =========      =========      =========


       During 1999, operating income (loss) above includes unusual charges from domestic operations of $320,000 and provisions for doubtful accounts from domestic operations of $577,000 (See Note 11).

    During 1998, operating income (loss) above includes provisions for asset impairments from domestic and foreign operations of $87.4 million and $5.8 million, respectively; unusual charges from domestic and foreign operations of $525,000 and $1.2 million, respectively; and provisions for doubtful accounts from domestic and foreign operations of $1.6 million and $137,000, respectively (See Note 11 for additional information).

         Capital expenditures related to foreign operations in 1999, 1998 and 1997 were $257,000, $2.5 million and $3.6 million, respectively, while depreciation expense was $437,000, $ 743,000 and $455,000, respectively.

         During the years ended December 31, 1999 and 1998, no customer accounted for 10% or more of the Company's consolidated revenues. During the year ended December 31, 1997, one domestic customer accounted for 10% of the Company's consolidated revenues.

(7)      RELATED-PARTY TRANSACTIONS

         From time to time, in the normal course of business, the Company purchases equipment from affiliates of two of the Company's directors. Total purchases during 1999 and 1998 were $784,000 and $898,000.

         One of the Company's directors is a partner in a law firm that performed legal services for the Company. During 1999, 1998 and 1997, the Company paid the firm $41,000, $8,000 and $41,000, respectively.

         During 1998, the Company sold its Eastern Division assets to Union, an affiliate of two of the Company's directors.

         During 1997, the Company purchased four drilling rigs from an affiliate of one of the Company's directors.

(8)      LEASE COMMITMENTS

         Aggregate minimum lease payments required under noncancellable operating leases having terms greater than one year are as follows as of December 31, 1999: 2000 - $505,000; 2001 - $454,000; 2002 - $170,000; 2003 -
$83,000 and 2004 - $4,000.

         Lease payments under operating leases for 1999, 1998, and 1997 was approximately $556,000, $458,000, and $268,000, respectively.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Capital leases for the Company's field trucks and automobiles are included in long-term debt.

(9)      CONTINGENCIES

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition or results of operations.

         Substantially all of the Company's contract drilling activities are conducted with independent and major oil companies in the United States. Historically, the Company has not required collateral or other security to support the related receivables from such customers. However, the Company has required certain customers to deposit funds in escrow prior to the commencement of drilling. Actions typically taken by the Company in the event of nonpayment include filing a lien on the customer's producing property and filing suit against the customer.

(10)     EMPLOYEE BENEFIT PLAN

         The Company has a defined contribution employee benefit plan covering substantially all of its employees. Prior to 1997, the Company matched individual employee contributions up to 2% of the employee's compensation. Effective January 1, 1997, the Company increased the matching provisions to include matching 100% of the first 3% of individual employee contributions and 50% of the next 3% of individual employee contributions. Other provisions of the plan were also amended. Employer matching contributions under the plan totaled $771,000, $1.4 million, and $852,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Participants vest in employer matching contributions over a five year period based upon service with the Company.

(11)     PROVISION FOR ASSET IMPAIRMENT AND UNUSUAL CHARGES

         During the year ended December 31, 1999, the Company recorded pre-tax unusual charges of $320,000 which consisted entirely of severance costs for employees terminated during 1999.

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

         The non-cash asset impairment charge of $93.2 million was recorded in accordance with Statement of Financial Accounting Standards No. 121, which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. The Company's review of its long-lived assets indicated that the carrying value of certain of the Company's foreign and domestic drilling rigs was more than the estimated undiscounted future net cash flows. As such, under SFAS No. 121, the Company wrote-down those assets to their estimated fair market value. Undiscounted future net cash flows were calculated on a rig by rig basis using projected future utilization and day rates over the estimated useful lives of the rigs. Fair market value was based on an appraisal performed by an independent appraiser retained by the lender in connection with the CIT Facility. The effect of this write-down is an after-tax charge of $69.8 million, or $0.42 per share in 1998, and a reduction of approximately $6.0 million per year in depreciation expense in future years. The impairment was recorded based on certain estimates and projections as stipulated in SFAS No. 121.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12)     QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for years ended December 31, 1999, 1998 and 1997 are set forth below (amounts in thousands, except per share amounts).


                                                         Quarter Ended
                                      --------------------------------------------------
                                        March         June        September     December
                                        1999          1999          1999          1999
                                      --------      --------      ---------     --------
Revenues                              $ 37,680      $ 23,748      $ 33,992      $ 51,783
Gross profit (loss) (1)                  1,855        (1,210)          891         5,320
Operating loss                          (7,902)      (11,478)       (9,650)       (5,692)
Loss before income taxes               (13,458)      (16,901)      (15,087)      (11,372)
Loss before extraordinary item          (9,069)      (12,237)      (11,460)       (8,076)
Net loss                                (9,489)      (12,237)      (11,460)       (8,076)
Net loss per common share - basic
     and diluted                          (.06)         (.07)         (.07)         (.05)


                                                                   Quarter Ended
                                               -----------------------------------------------------
                                                 March          June        September      December
                                                 1998           1998          1998           1998
                                               ---------     ---------      ---------     ----------
Revenues                                       $  74,015     $  65,458      $  56,637      $  44,869
Gross Profit (1)                                  19,238        16,305          9,524          4,495
Operating income (loss)                            8,066         3,735         (2,497)      (103,329)
Income (loss) before income taxes                  6,032        (1,351)        (7,417)      (108,428)
Net income (loss)                                  3,109        (1,351)        (5,388)       (79,583)
Net income (loss) per common share - basic
     and diluted                                     .02          (.01)          (.03)          (.48)


                                                       Quarter Ended
                                        -------------------------------------------
                                         March       June     September    December
                                          1997       1997       1997         1997
                                        -------     -------   ---------    --------
Revenues                                $35,975     $40,071     $63,750     $76,127
Gross profit (1)                          7,183       6,531      18,508      20,949
Operating income                          3,322       2,043       9,132       9,836
Income before income taxes                2,976       1,734       5,952       8,187
Net income                                2,314       1,040       2,722       4,142
Net income per common share - basic         .02         .01         .02         .03
     and diluted

---------------------

         (1) Gross profit (loss) is computed as consolidated revenues less operating expenses (which excludes expenses for depreciation and amortization, general and administrative, unusual charges, including the asset impairment, and provision for doubtful accounts).

                                                                     SCHEDULE II


                        GREY WOLF, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                     Balance at  Additions   Collections   Balance at
                                                                     Beginning   Charged to      and         End
                                                                     of Period   Allowance    Write-Offs   of Period
                                                                     ---------   ---------    ----------   ---------
Year Ended December 31, 1997
     Allowance for doubtful accounts receivable                       $ 1,333     $  (200)     $   (80)     $ 1,053
                                                                      =======     =======      =======      =======
Year Ended December 31, 1998
     Allowance for doubtful accounts receivable                       $ 1,053     $ 1,723      $(1,670)     $ 1,106
                                                                      =======     =======      =======      =======
Year Ended December 31, 1999
     Allowance for doubtful accounts receivable                       $ 1,106     $   577      $    25      $ 1,708
                                                                      =======     =======      =======      =======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to our directors and executive officers is hereby incorporated by reference to such information appearing under the captions "Election of Directors" and "Executive Officers" in our definitive proxy statement for our 2000 Annual Meeting of Shareholders and is to be filed with the Securities and Exchange Commission ("the Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item as to the compensation of our management is hereby incorporated by reference to such information appearing under the caption "Executive Compensation" in our definitive proxy statement for our 2000 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item as to the ownership by our management and others of our securities is hereby incorporated by reference to such information appearing under the caption "Nominees for Director" and "Certain Shareholders" in our definitive proxy statement for our 2000 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item as to certain business relationships and transactions with our management and other parties related to us is hereby incorporated by reference to such information appearing under the caption "Certain Transactions" in our definitive proxy statement for our 2000 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

         1. AND 2. FINANCIAL STATEMENTS AND SCHEDULE

         The consolidated financial statements and supplemental schedule of Grey Wolf, Inc. and Subsidiaries are included in Part II, Item 8 and are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule therein.

         3.  EXHIBITS

             Exhibit No.            Documents
             -----------            ---------
               2.1            --    Agreement and Plan of Merger dated May 7, 1996, among DI Industries, Inc., DI
                                    Merger Sub, Inc., Roy T. Oliver, Inc. and Land Rig Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 to Registration Statement No. 333-6077).
               2.1.1          --    Amendment to Agreement and Plan of Merger dated May 7, 1996, among DI
                                    Industries, Inc., DI Merger Sub, Inc., Roy T. Oliver, Jr., Mike L. Mullen, R.T.
                                    Oliver, Inc. and Land Rig Acquisition Corp. (incorporated herein by reference to
                                    Exhibit 2.1.1 to Registration Statement No. 333-6077).
               2.1.2          --    Second Amendment and Plan of Merger dated July 26, 1996, among DI Industries,
                                    Inc., DI Merger Sub, Inc., Roy T. Oliver, Jr., Mike L. Mullen, R.T. Oliver, Inc. and
                                    Land Rig Acquisition Corp. (incorporated herein by reference to Exhibit 2.1.2 to
                                    Amendment No. 1 to Registration Statement No. 333-6077).
               2.2            --    Agreement and Plan of Merger dated May 7, 1996, among DI Industries, Inc. and
                                    Somerset Investment Corp. (incorporated herein by reference to Exhibit 2.2 to
                                    Registration Statement No. 333-6077).
               2.2.1          --    Amendment to Agreement and Plan of Merger dated May 7, 1996, among DI
                                    Industries, Inc. and Somerset Investment Corp. (incorporated herein by reference to Exhibit 2.2.1 to Registration Statement No. 333-6077).
               2.2.2          --    Second Amendment to Agreement and Plan of Merger dated July 26, 1996, among
                                    DI Industries, Inc. and Somerset Investment Corp. (incorporated herein by reference to Exhibit 2.2.2 to Amendment No. 1 to Registration Statement No. 333-6077).
               2.3            --    Asset Purchase Agreement dated October 3, 1996, by and between the DI
                                    Industries, Inc. and Meritus, Inc., a Texas corporation, Mesa Rig 4 L.L.C., a Texas limited liability company, Mesa Venture, a Texas general partnership and Mesa
                                    Drilling, Inc., a Texas corporation (incorporated by reference to Exhibit 2.1 to
                                    Registration no. 333-14783).
               2.4.1          --    Asset Purchase Agreement dated November 12, 1996, between Diamond M
                                    Onshore, Inc. and Drillers, Inc. (the Asset Purchase Agreement") (incorporated herein by reference to Exhibit 2.1 to Form 8-K dated December 30, 1996).
               2.4.2          --    Letter Agreement dated December 31, 1996, between Diamond M Onshore and
                                    Drillers, Inc. amending the Asset Purchase Agreement (incorporated herein by reference to Exhibit 2.2 to Form 8-K dated December 30, 1996).
               2.5            --    Asset Purchase Agreement dated December 31, 1996, between Flournoy Drilling
                                    Company and Drillers, Inc. (incorporated herein by reference to Exhibit 2.1 to Form
                                    8-K filed January 31, 1997).

                2.6           --    Agreement and Plan of Merger dated March 7, 1997, by and among DI Industries,
                                    Inc., Drillers Inc., and Grey Wolf Drilling Company including form of Escrow
                                    Agreement, form of Trust Under Grey Wolf Drilling Company Deferred
                                    Corporation Plan, and form of Grey Wolf Drilling Company Deferred
                                    Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed March 10, 1997).
                2.7           --    Voting and Support Agreement dated March 7, 1997, of Sheldon B. Lubar
                                    (incorporated herein by reference to Exhibit
                                    10.2 to Form 8-K dated March 10, 1997).
                2.8           --    Voting and Support Agreement dated March 7, 1997, of Felicity Ventures, Ltd.
                                    (incorporated herein by reference to Exhibit
                                    10.3 to Form 8-K dated March 10, 1997).
                2.9           --    Voting and Support Agreement dated March 7, 1997, of James K.B. Nelson
                                    (incorporated herein by reference to Exhibit
                                    10.4 to Form 8-K dated March 10, 1997).
                2.10          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and James K.B. Nelson (incorporated herein by reference to
                                    Exhibit 10.5 to Form 8-K dated March 10, 1997).
                2.11          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and Tom L. Ferguson (incorporated herein by reference to
                                    Exhibit 10.8 to Form 8-K dated March 10, 1997).
                2.12          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and Janet V. Campbell (incorporated herein by reference to
                                    Exhibit 10.10 to Form 8-K dated March 10, 1997).
                2.13          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and Sheldon B. Lubar (incorporated herein by reference to
                                    Exhibit 10.11 to Form 8-K dated March 10, 1997).
                2.14          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and Robert P. Probst (incorporated herein by reference to Exhibit
                                    10.12 to Form 8-K dated March 10, 1997).
                2.15          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and Uriel E. Dutton (incorporated herein by reference to Exhibit
                                    10.13 to Form 8-K dated March 10, 1997).
                3.1           --    Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).
                3.2           --    By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to
                                    Exhibit 99.1 to Form 8-K dated March 23, 1999).
                4.1           --    Form of Trust Indenture, dated June 20, 1997, relating to the senior notes due 2007 of the Company and Texas Commerce Bank National Association, as Trustee
                                    (incorporated herein by reference to Exhibit 4.2 to the Company's Registration
                                    Statement on Form S-3 No. 333-26519 filed June 24, 1997).
                4.2           --    Form of Trust Indenture, dated May 8, 1998, relating to the senior notes due 2007 by and among the Company, the Guarantors, and Chase Bank of Texas, National
                                    Association, as Trustee (incorporated herein by reference to Exhibit 4.3 to Form 8-
                                    K filed May 21, 1998).
                4.3           --    Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).
               10.1           --    Shareholders' Agreement dated May 7, 1996, among Somerset Drilling Associates,
                                    L.L.C., Roy T. Oliver, Jr., U.S. Rig and Equipment, Inc., Mike Mullen Energy
                                    Equipment Resource, Inc., GCT Investments, Inc., Mike L. Mullen, Norex Drilling
                                    Ltd., and Pronor Holdings, Ltd. (incorporated herein by reference to Exhibit 10.9 to Registration Statement No. 333-6077).

             10.1.1           --    Amendment to Shareholders' Agreement dated May 7, 1996, among Somerset
                                    Drilling Associates, L.L.C., Somerset Capital Partners, Roy T. Oliver, Jr., U.S. Rig
                                    and Equipment, Inc., Mike Mullen Energy Equipment Resource, Inc., GCT
                                    Investments, Inc., Mike L. Mullen, Norex Drilling Ltd., and Pronor Holdings, Ltd.
                                    (incorporated herein by reference to Exhibit 10.9.1 to Registration Statement No.
                                    333-6077).
             10.2             --    Form of Shadow Warrant to be issued to the shareholders of Somerset Investment
                                    Corporation. (incorporated herein by reference to Exhibit 10.10 to Registration
                                    Statement No. 333-6077).
             10.3             --    Form of Shadow Warrant to be issued to the shareholders of R.T. Oliver, Inc. And
                                    Land Rig Acquisition Corporation (incorporated herein by reference to Exhibit
                                    10.11 to Registration Statement No. 333-6077).
             10.4             --    Registration Rights Agreement dated May 7, 1996, among Somerset Drilling
                                    Associates, L.L.C., Roy T. Oliver, Jr., U.S. Rig and Equipment, Inc., Mike Mullen
                                    Energy Equipment Resource, Inc., GCT Investments, Inc., Norex Drilling Ltd., and
                                    Pronor Holdings, Ltd. (incorporated herein by reference to Exhibit 10.12 to
                                    Registration Statement No. 333-6077)
             10.4.1           --    Amendment to Registration Rights Agreement dated May 7, 1996, among Somerset
                                    Drilling Associates, L.L.C., Somerset Capital Partners, Roy T. Oliver, Jr., U.S. Rig
                                    and Equipment, Inc., Mike Mullen Energy Equipment Resource, Inc., GCT
                                    Investments, Inc., Norex Drilling Ltd., and Pronor Holdings, Ltd. (incorporated herein by reference to Exhibit 10.12.1 to Registration Statement No. 333-6077).
             10.4.2           --    Second Amendment to Registration Rights Agreement dated July 26, 1996, among
                                    Somerset Drilling Associates, L.L.C., Somerset Capital partners, Roy T. Oliver, Jr.,
                                    U.S. Rig and Equipment, Inc., Mike Mullen Energy Equipment Resource, Inc.,
                                    GCT Investments, Inc., Norex Drilling Ltd., and Pronor Holdings, Ltd.
                                    (incorporated herein by reference to Exhibit 10.4.2 to Amendment No. 1 to
                                    Registration Statement No. 333-6077).
             10.5             --    Investment Monitoring Agreement dated May 7, 1996, among Grey Wolf, Inc.,
                                    Somerset Capital Partners and Somerset Drilling Associates, L.L.C. (incorporated herein by reference to Exhibit 10.13 to Registration Statement No. 333-6077).
             10.6             --    Form of Non-Competition Agreement to be executed among Grey Wolf, Inc., Roy
                                    T. Oliver, Jr., U.S. Rig and Equipment, Inc., Mike L. Mullen and Mike Mullen
                                    Energy Equipment Resource, Inc. (incorporated herein by reference to Exhibit
                                    10.14 to Registration Statement No. 333-6077).
             10.7             --    Employment Agreement dated September 3, 1996, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.1 to
                                    Registration Statement No. 333-14783).
             10.8             --    Form of Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.2 to Registration Statement No. 333-14783).
             10.11            --    Employment Agreement dated September 17, 1996, by and between the Company and Forrest M. Conley, Jr. (incorporated herein by reference to Exhibit 10.11 to
                                    Post Effective Amendment No. 1 to Registration Statement No. 333-14783).
             10.12            --    Form of Incentive Stock Option Agreement dated September 17, 1996, by and between the Company and Forrest M. Conley, Jr. (incorporated herein by reference to Exhibit 10.12 to Post Effective Amendment No. 1 to Registration Statement No.
                                    333-14783).
             10.13            --    Employment Agreement dated September 3, 1996, by and between the Company and Ronnie E. McBride (incorporated herein by reference to Exhibit 10.13 to Post
                                    Effective Amendment No. 1 to Registration Statement No. 333-14783).
             10.14            --    Form of Incentive Stock Option Agreement dated September 3, 1996, by and between the Company and Ronnie E. McBride (incorporated herein by reference to Exhibit 10.14 to Post Effective Amendment No. 1 to Registration Statement No.
                                    333-14783).

               10.15          --    Form of Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the Company and Ronnie E. McBride. (incorporated herein by reference to Exhibit 10.15 to Post Effective Amendment No. 1 to Registration Statement No.
                                    333-14783).
               10.16          --    Grey Wolf, Inc.  1996 Employee Stock Option Plan (incorporated herein by reference to Grey Wolf, Inc. 1996 Annual Meeting of Shareholders definitive proxy materials).
               10.17          --    Stock Purchase Agreement dated as of December 28, 1996, between Grey Wolf, and Wexford Special Situations 1996, L.P., Wexford-Euris Special Situations 1996,
                                    L.P., Wexford Special Situations 1996 Institutional, L.P. and Wexford Special
                                    Situations 1996 Limited (incorporated herein by reference to Exhibit 10.1 to Form
                                    8-K dated December 30, 1996).
               10.18          --    Amended and Restated Senior Secured Revolving Credit Agreement dated as of
                                    April 30, 1997 among DI Industries, Inc. and Drillers, Inc. (as borrowers), DI
                                    International, Inc. (as guarantor), Bankers Trust Company, as Agent, \ING (US)
                                    Capital Corporation, as Co-agent, and various financial institutions, as Lenders.
                                    (incorporated herein by reference to Exhibit 10.1 to Registration Statement No.
                                    333-26519).
               10.19          --    Amendment to the Credit Facility dated June 6, 1997 (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to Registration Statement No. 333-
                                    26519).
               10.20          --    Amendment to Credit Facility dated June 23, 1997. (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended
                                    December 31, 1997.)
               10.22          --    Form of Shareholder Agreement entered into January 31, 1997, by Grey Wolf, Inc.,
                                    Drillers, Inc., and Lucien Flournoy, Maxine E. Flournoy, Betty Louise Flournoy
                                    Fields, Helen Ruth Flournoy Pope, Mary Anne Flournoy Guthrie, F.C. West,
                                    Gregory M. Guthrie, Byron W. Fields, John B. Pope, the Flournoy First, Second
                                    and Third Fields Grandchild Trusts, the Flournoy First, Second and Third Pope
                                    Grandchild Trusts, and the Flournoy First, Second, Third, Fourth and Fifth Guthrie
                                    Grandchild Trusts (incorporated herein by reference to Exhibit 10.22 to
                                    Amendment No. 2 to Registration Statement No. 333-20423).
               10.23          --    Drillers Inc. 1982 Stock Option and Long-Term Incentive Plan for Key Employees
                                    (incorporated by reference to Drillers Inc. 1982 Annual Meeting definitive proxy solicitation materials.)
               10.24          --    Grey Wolf, Inc. 1987 Stock Option Plan for Non-Employee Directors.
                                    (incorporated by reference to  Grey Wolf, Inc. 1987 Annual Meeting definitive proxy solicitation materials.)
               10.25         --     Form of Non-Qualified Stock Option Agreement dated December 16, 1996, by and between the Company and Forrest M. Conley, Jr. (incorporated by reference to DI
                                    Industries, Inc. Annual Report on Form 10-K for the year ended December 31,
                                    1996.)
               10.26          --    Employment Agreement dated March 17, 1997, by and between the Company and
                                    Gary D. Lee. (incorporated by reference to DI Industries, Inc. Annual Report of
                                    Form 10-K for the year ended December 31, 1996.)
               10.27          --    Form of Incentive Stock Option Agreement dated March 17, 1997, by and between the Company and Gary D. Lee (incorporated by reference to DI Industries, inc.
                                    Annual Report of Form 10-K for the year ended December 31, 1996.)
               10.28          --    Stock Purchase Agreement by and among Grey Wolf Drilling Company, Grey
                                    Wolf, Inc., Murco Drilling Corporation, et al., dated December 30, 1997.
                                    (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 5, 1998)
               10.29          --    Employment Agreement dated January 1, 1998, by and between the Company and
                                    David W. Wehlmann (incorporated herein by reference to Grey Wolf, Inc. Annual
                                    Report on Form 10-K for the year ended December 31, 1997.)
               10.30          --    Form of Incentive Stock Option Agreement dated February 10, 1998, by and between the Company and David W. Wehlmann (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31,
                                    1997.)
               10.31          --    Revolving Credit Agreement dated as of January 14, 1999 among Grey Wolf
                                    Drilling Company LP (as borrower), Grey Wolf, Inc. (as guarantor), The CIT
                                    Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders).  (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated
                                    January 26, 1999.)
              *10.32          --    Employment Agreement dated January 16, 1999, by and between the Company and Edward
                                    S. Jacob, III.
              *10.33          --    Form of Non-Qualified Stock Option Agreement dated January 16, 1999, by and between the
                                    Company and Edward S. Jacob, III.
               16.1           --    Change in Certifying Accountant. (incorporated by reference to Exhibit 16.1 to 8-K filed on October 2, 1996)
              *21.1           --    List of Subsidiaries of Grey Wolf, Inc.
              *23.1           --    Consent of KPMG LLP
              *27.            --    Financial Data Schedule


---------------
* Filed herewith

                 (b)   Reports on Form 8-K

                       None

                                   SIGNATURES


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of March, 2000

                                 Grey Wolf, Inc.



                                 By:  /s/ THOMAS  P. RICHARDS
                                    --------------------------------------------
                                     Thomas P. Richards, Chairman, President and
                                     Chief Executive Officer




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


Signatures and Capacities                                                                                 Date
-------------------------                                                                            --------------
  By:    /s/ THOMAS P. RICHARDS                                                                      March 7, 2000
        ------------------------------------------------------------------------
        Thomas P. Richards, Chairman, President and Chief Executive Officer
        (Principal Executive Officer)

  By:    /s/ DAVID W. WEHLMANN                                                                       March 7, 2000
        ------------------------------------------------------------------------
        David W. Wehlmann, Senior Vice President and Chief Financial Officer

  By:   /s/ MERRIE S. COSTLEY                                                                        March 7, 2000
        ------------------------------------------------------------------------
        Merrie S. Costley, Vice President and Controller

  By:    /s/  WILLIAM R. ZIEGLER                                                                     March 7, 2000
        ------------------------------------------------------------------------
        William R. Ziegler, Director

  By:    /s/  WILLIAM T. DONOVAN                                                                     March 7, 2000
        ------------------------------------------------------------------------
        William T. Donovan, Director

  By:                                                                                                March 7, 2000
        ------------------------------------------------------------------------
        James K. B. Nelson, Director

  By:   /s/ ROY T. OLIVER, JR.                                                                       March 7, 2000
        ------------------------------------------------------------------------
        Roy T. Oliver, Jr., Director

  By:                                                                                                March 7, 2000
        ------------------------------------------------------------------------
        Ivar Siem, Director

  By:                                                                                                March 7, 2000
        ------------------------------------------------------------------------
        Steven A. Webster, Director

                                 EXHIBIT INDEX


             Exhibit No.            Documents
             -----------            ---------
                2.1           --    Agreement and Plan of Merger dated May 7, 1996, among DI Industries, Inc., DI
                                    Merger Sub, Inc., Roy T. Oliver, Inc. and Land Rig Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 to Registration Statement No. 333-6077).
              2.1.1           --    Amendment to Agreement and Plan of Merger dated May 7, 1996, among DI
                                    Industries, Inc., DI Merger Sub, Inc., Roy T. Oliver, Jr., Mike L. Mullen, R.T.
                                    Oliver, Inc. and Land Rig Acquisition Corp. (incorporated herein by reference to
                                    Exhibit 2.1.1 to Registration Statement No. 333-6077).
              2.1.2           --    Second Amendment and Plan of Merger dated July 26, 1996, among DI Industries,
                                    Inc., DI Merger Sub, Inc., Roy T. Oliver, Jr., Mike L. Mullen, R.T. Oliver, Inc. and
                                    Land Rig Acquisition Corp. (incorporated herein by reference to Exhibit 2.1.2 to
                                    Amendment No. 1 to Registration Statement No. 333-6077).
                2.2           --    Agreement and Plan of Merger dated May 7, 1996, among DI Industries, Inc. and
                                    Somerset Investment Corp. (incorporated herein by reference to Exhibit 2.2 to
                                    Registration Statement No. 333-6077).
              2.2.1           --    Amendment to Agreement and Plan of Merger dated May 7, 1996, among DI
                                    Industries, Inc. and Somerset Investment Corp. (incorporated herein by reference to Exhibit 2.2.1 to Registration Statement No. 333-6077).
              2.2.2           --    Second Amendment to Agreement and Plan of Merger dated July 26, 1996, among
                                    DI Industries, Inc. and Somerset Investment Corp. (incorporated herein by reference to Exhibit 2.2.2 to Amendment No. 1 to Registration Statement No. 333-6077).
                2.3           --    Asset Purchase Agreement dated October 3, 1996, by and between the DI
                                    Industries, Inc. and Meritus, Inc., a Texas corporation, Mesa Rig 4 L.L.C., a Texas limited liability company, Mesa Venture, a Texas general partnership and Mesa
                                    Drilling, Inc., a Texas corporation (incorporated by reference to Exhibit 2.1 to
                                    Registration no. 333-14783).
              2.4.1           --    Asset Purchase Agreement dated November 12, 1996, between Diamond M
                                    Onshore, Inc. and Drillers, Inc. (the Asset Purchase Agreement") (incorporated herein by reference to Exhibit 2.1 to Form 8-K dated December 30, 1996).
              2.4.2           --    Letter Agreement dated December 31, 1996, between Diamond M Onshore and
                                    Drillers, Inc. amending the Asset Purchase Agreement (incorporated herein by reference to Exhibit 2.2 to Form 8-K dated December 30, 1996).
                2.5           --    Asset Purchase Agreement dated December 31, 1996, between Flournoy Drilling
                                    Company and Drillers, Inc. (incorporated herein by reference to Exhibit 2.1 to Form
                                    8-K filed January 31, 1997).

                2.6           --    Agreement and Plan of Merger dated March 7, 1997, by and among DI Industries,
                                    Inc., Drillers Inc., and Grey Wolf Drilling Company including form of Escrow
                                    Agreement, form of Trust Under Grey Wolf Drilling Company Deferred
                                    Corporation Plan, and form of Grey Wolf Drilling Company Deferred
                                    Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed March 10, 1997).
                2.7           --    Voting and Support Agreement dated March 7, 1997, of Sheldon B. Lubar
                                    (incorporated herein by reference to Exhibit
                                    10.2 to Form 8-K dated March 10, 1997).
                2.8           --    Voting and Support Agreement dated March 7, 1997, of Felicity Ventures, Ltd.
                                    (incorporated herein by reference to Exhibit
                                    10.3 to Form 8-K dated March 10, 1997).
                2.9           --    Voting and Support Agreement dated March 7, 1997, of James K.B. Nelson
                                    (incorporated herein by reference to Exhibit
                                    10.4 to Form 8-K dated March 10, 1997).
                2.10          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and James K.B. Nelson (incorporated herein by reference to
                                    Exhibit 10.5 to Form 8-K dated March 10, 1997).
                2.11          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and Tom L. Ferguson (incorporated herein by reference to
                                    Exhibit 10.8 to Form 8-K dated March 10, 1997).
                2.12          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and Janet V. Campbell (incorporated herein by reference to
                                    Exhibit 10.10 to Form 8-K dated March 10, 1997).
                2.13          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and Sheldon B. Lubar (incorporated herein by reference to
                                    Exhibit 10.11 to Form 8-K dated March 10, 1997).
                2.14          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and Robert P. Probst (incorporated herein by reference to Exhibit
                                    10.12 to Form 8-K dated March 10, 1997).
                2.15          --    Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf
                                    Drilling Company and Uriel E. Dutton (incorporated herein by reference to Exhibit
                                    10.13 to Form 8-K dated March 10, 1997).
                3.1           --    Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).
                3.2           --    By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to
                                    Exhibit 99.1 to Form 8-K dated March 23, 1999).
                4.1           --    Form of Trust Indenture, dated June 20, 1997, relating to the senior notes due 2007 of the Company and Texas Commerce Bank National Association, as Trustee
                                    (incorporated herein by reference to Exhibit 4.2 to the Company's Registration
                                    Statement on Form S-3 No. 333-26519 filed June 24, 1997).
                4.2           --    Form of Trust Indenture, dated May 8, 1998, relating to the senior notes due 2007 by and among the Company, the Guarantors, and Chase Bank of Texas, National
                                    Association, as Trustee (incorporated herein by reference to Exhibit 4.3 to Form 8-
                                    K filed May 21, 1998).
                4.3           --    Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).
               10.1           --    Shareholders' Agreement dated May 7, 1996, among Somerset Drilling Associates,
                                    L.L.C., Roy T. Oliver, Jr., U.S. Rig and Equipment, Inc., Mike Mullen Energy
                                    Equipment Resource, Inc., GCT Investments, Inc., Mike L. Mullen, Norex Drilling
                                    Ltd., and Pronor Holdings, Ltd. (incorporated herein by reference to Exhibit 10.9 to Registration Statement No. 333-6077).

             10.1.1           --    Amendment to Shareholders' Agreement dated May 7, 1996, among Somerset
                                    Drilling Associates, L.L.C., Somerset Capital Partners, Roy T. Oliver, Jr., U.S. Rig
                                    and Equipment, Inc., Mike Mullen Energy Equipment Resource, Inc., GCT
                                    Investments, Inc., Mike L. Mullen, Norex Drilling Ltd., and Pronor Holdings, Ltd.
                                    (incorporated herein by reference to Exhibit 10.9.1 to Registration Statement No.
                                    333-6077).
               10.2           --    Form of Shadow Warrant to be issued to the shareholders of Somerset Investment
                                    Corporation. (incorporated herein by reference to Exhibit 10.10 to Registration
                                    Statement No. 333-6077).
               10.3           --    Form of Shadow Warrant to be issued to the shareholders of R.T. Oliver, Inc. And
                                    Land Rig Acquisition Corporation (incorporated herein by reference to Exhibit
                                    10.11 to Registration Statement No. 333-6077).
               10.4           --    Registration Rights Agreement dated May 7, 1996, among Somerset Drilling
                                    Associates, L.L.C., Roy T. Oliver, Jr., U.S. Rig and Equipment, Inc., Mike Mullen
                                    Energy Equipment Resource, Inc., GCT Investments, Inc., Norex Drilling Ltd., and
                                    Pronor Holdings, Ltd. (incorporated herein by reference to Exhibit 10.12 to
                                    Registration Statement No. 333-6077)
             10.4.1           --    Amendment to Registration Rights Agreement dated May 7, 1996, among Somerset
                                    Drilling Associates, L.L.C., Somerset Capital Partners, Roy T. Oliver, Jr., U.S. Rig
                                    and Equipment, Inc., Mike Mullen Energy Equipment Resource, Inc., GCT
                                    Investments, Inc., Norex Drilling Ltd., and Pronor Holdings, Ltd. (incorporated herein by reference to Exhibit 10.12.1 to Registration Statement No. 333-6077).
             10.4.2           --    Second Amendment to Registration Rights Agreement dated July 26, 1996, among
                                    Somerset Drilling Associates, L.L.C., Somerset Capital partners, Roy T. Oliver, Jr.,
                                    U.S. Rig and Equipment, Inc., Mike Mullen Energy Equipment Resource, Inc.,
                                    GCT Investments, Inc., Norex Drilling Ltd., and Pronor Holdings, Ltd.
                                    (incorporated herein by reference to Exhibit 10.4.2 to Amendment No. 1 to
                                    Registration Statement No. 333-6077).
               10.5           --    Investment Monitoring Agreement dated May 7, 1996, among Grey Wolf, Inc.,
                                    Somerset Capital Partners and Somerset Drilling Associates, L.L.C. (incorporated herein by reference to Exhibit 10.13 to Registration Statement No. 333-6077).
               10.6           --    Form of Non-Competition Agreement to be executed among Grey Wolf, Inc., Roy
                                    T. Oliver, Jr., U.S. Rig and Equipment, Inc., Mike L. Mullen and Mike Mullen
                                    Energy Equipment Resource, Inc. (incorporated herein by reference to Exhibit
                                    10.14 to Registration Statement No. 333-6077).
               10.7           --    Employment Agreement dated September 3, 1996, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.1 to
                                    Registration Statement No. 333-14783).
               10.8           --    Form of Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.2 to Registration Statement No. 333-14783).
               10.11          --    Employment Agreement dated September 17, 1996, by and between the Company and Forrest M. Conley, Jr. (incorporated herein by reference to Exhibit 10.11 to
                                    Post Effective Amendment No. 1 to Registration Statement No. 333-14783).
               10.12          --    Form of Incentive Stock Option Agreement dated September 17, 1996, by and between the Company and Forrest M. Conley, Jr. (incorporated herein by reference to Exhibit 10.12 to Post Effective Amendment No. 1 to Registration Statement No.
                                    333-14783).
               10.13          --    Employment Agreement dated September 3, 1996, by and between the Company and Ronnie E. McBride (incorporated herein by reference to Exhibit 10.13 to Post
                                    Effective Amendment No. 1 to Registration Statement No. 333-14783).
               10.14          --    Form of Incentive Stock Option Agreement dated September 3, 1996, by and between the Company and Ronnie E. McBride (incorporated herein by reference to Exhibit 10.14 to Post Effective Amendment No. 1 to Registration Statement No.
                                    333-14783).

               10.15          --    Form of Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the Company and Ronnie E. McBride. (incorporated herein by reference to Exhibit 10.15 to Post Effective Amendment No. 1 to Registration Statement No.
                                    333-14783).
               10.16          --    Grey Wolf, Inc.  1996 Employee Stock Option Plan (incorporated herein by reference to Grey Wolf, Inc. 1996 Annual Meeting of Shareholders definitive proxy materials).
               10.17          --    Stock Purchase Agreement dated as of December 28, 1996, between Grey Wolf, and Wexford Special Situations 1996, L.P., Wexford-Euris Special Situations 1996,
                                    L.P., Wexford Special Situations 1996 Institutional, L.P. and Wexford Special
                                    Situations 1996 Limited (incorporated herein by reference to Exhibit 10.1 to Form
                                    8-K dated December 30, 1996).
               10.18          --    Amended and Restated Senior Secured Revolving Credit Agreement dated as of
                                    April 30, 1997 among DI Industries, Inc. and Drillers, Inc. (as borrowers), DI
                                    International, Inc. (as guarantor), Bankers Trust Company, as Agent, \ING (US)
                                    Capital Corporation, as Co-agent, and various financial institutions, as Lenders.
                                    (incorporated herein by reference to Exhibit 10.1 to Registration Statement No.
                                    333-26519).
               10.19          --    Amendment to the Credit Facility dated June 6, 1997 (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to Registration Statement No. 333-
                                    26519).
               10.20          --    Amendment to Credit Facility dated June 23, 1997. (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended
                                    December 31, 1997.)
               10.22          --    Form of Shareholder Agreement entered into January 31, 1997, by Grey Wolf, Inc.,
                                    Drillers, Inc., and Lucien Flournoy, Maxine E. Flournoy, Betty Louise Flournoy
                                    Fields, Helen Ruth Flournoy Pope, Mary Anne Flournoy Guthrie, F.C. West,
                                    Gregory M. Guthrie, Byron W. Fields, John B. Pope, the Flournoy First, Second
                                    and Third Fields Grandchild Trusts, the Flournoy First, Second and Third Pope
                                    Grandchild Trusts, and the Flournoy First, Second, Third, Fourth and Fifth Guthrie
                                    Grandchild Trusts (incorporated herein by reference to Exhibit 10.22 to
                                    Amendment No. 2 to Registration Statement No. 333-20423).
               10.23          --    Drillers Inc. 1982 Stock Option and Long-Term Incentive Plan for Key Employees
                                    (incorporated by reference to Drillers Inc. 1982 Annual Meeting definitive proxy solicitation materials.)
               10.24          --    Grey Wolf, Inc. 1987 Stock Option Plan for Non-Employee Directors.
                                    (incorporated by reference to  Grey Wolf, Inc. 1987 Annual Meeting definitive proxy solicitation materials.)
               10.25         --     Form of Non-Qualified Stock Option Agreement dated December 16, 1996, by and between the Company and Forrest M. Conley, Jr. (incorporated by reference to DI
                                    Industries, Inc. Annual Report on Form 10-K for the year ended December 31,
                                    1996.)
               10.26          --    Employment Agreement dated March 17, 1997, by and between the Company and
                                    Gary D. Lee. (incorporated by reference to DI Industries, Inc. Annual Report of
                                    Form 10-K for the year ended December 31, 1996.)
               10.27          --    Form of Incentive Stock Option Agreement dated March 17, 1997, by and between the Company and Gary D. Lee (incorporated by reference to DI Industries, inc.
                                    Annual Report of Form 10-K for the year ended December 31, 1996.)
               10.28          --    Stock Purchase Agreement by and among Grey Wolf Drilling Company, Grey
                                    Wolf, Inc., Murco Drilling Corporation, et al., dated December 30, 1997.
                                    (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 5, 1998)
               10.29          --    Employment Agreement dated January 1, 1998, by and between the Company and
                                    David W. Wehlmann (incorporated herein by reference to Grey Wolf, Inc. Annual
                                    Report on Form 10-K for the year ended December 31, 1997.)
               10.30          --    Form of Incentive Stock Option Agreement dated February 10, 1998, by and between the Company and David W. Wehlmann (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31,
                                    1997.)
               10.31          --    Revolving Credit Agreement dated as of January 14, 1999 among Grey Wolf
                                    Drilling Company LP (as borrower), Grey Wolf, Inc. (as guarantor), The CIT
                                    Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders).  (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated
                                    January 26, 1999.)
              *10.32          --    Employment Agreement dated             , by and between the Company and Edward
                                    S. Jacob, III.
              *10.33          --    Form of Incentive Stock Option Agreement dated             , by and between the
                                    Company and Edward S. Jacob, III.
               16.1           --    Change in Certifying Accountant. (incorporated by reference to Exhibit 16.1 to 8-K filed on October 2, 1996)
              *21.1           --    List of Subsidiaries of Grey Wolf, Inc.
              *23.1           --    Consent of KPMG LLP
              *27.            --    Financial Data Schedule


---------------
* Filed herewith

                 (b)   Reports on Form 8-K

                       None