Form 10-Q
period 2000-03-31
GREY WOLF INC
filed 2000-05-10
CIK 320186

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000      Commission File Number 1-8226

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

         The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at May 3, 2000, was 178,547,591.

================================================================================

                        GREY WOLF, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                                                      PAGE
                                                                                                      ----
PART I.  Financial Information
         Item 1.      Financial Statements
                      Consolidated Balance Sheets                                                        3
                      Consolidated Statements of Operations                                              4
                      Consolidated Statements of Shareholders' Equity and Comprehensive Loss             5
                      Consolidated Statements of Cash Flows                                              6
                      Notes to Consolidated Financial Statements                                         7
         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                               12
         Item 3.      Quantitative and Qualitative Disclosure about Market Risk                         18

PART II. Other Information
         Item 1.      Legal Proceedings                                                                 18
         Item 2.      Changes in Securities and Use of Proceeds                                         18
         Item 3.      Defaults Upon Senior Securities                                                   19
         Item 4.      Submission of Matters to a Vote of Security Holders                               19
         Item 5.      Other Information                                                                 19
         Item 6.      Exhibits and Reports on Form 8-K                                                  19


         Signatures                                                                                     20

                        GREY WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                     March 31,     December 31,
                                                                       2000            1999
                                                                   ------------    ------------
                                                                   (Unaudited)
                                    ASSETS
Current assets:
    Cash and cash equivalents                                      $     13,732    $     20,500
    Restricted cash - insurance deposits                                    762             762
    Accounts receivable, net of allowance of $1,753
      and $1,708, respectively                                           37,186          37,002
    Prepaids and other current assets                                     2,658           2,374
                                                                   ------------    ------------
         Total current assets                                            54,338          60,638
                                                                   ------------    ------------

Property and equipment:
    Land, buildings and improvements                                      5,049           5,041
    Drilling equipment                                                  570,179         568,012
    Furniture and fixtures                                                2,234           2,227
                                                                   ------------    ------------
         Total property and equipment                                   577,462         575,280
    Less: accumulated depreciation and amortization                    (199,653)       (190,919)
                                                                   ------------    ------------
         Net property and equipment                                     377,809         384,361

Other noncurrent assets                                                   7,554           7,847
                                                                   ------------    ------------
                                                                   $    439,701    $    452,846
                                                                   ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                           $        679    $        831
    Accounts payable-trade                                               20,976          21,231
    Accrued workers' compensation                                         4,390           3,072
    Payroll and related employee costs                                    4,393           3,455
    Accrued interest payable                                              5,613          11,177
    Other accrued liabilities                                             3,279           4,519
                                                                   ------------    ------------
         Total current liabilities                                       39,330          44,285
                                                                   ------------    ------------

Senior notes                                                            249,376         249,354
Long-term debt, net of current maturities                                   627             608
Other long-term liabilities                                               1,245           2,252
Deferred income taxes                                                    28,374          30,770

Commitments and contingent liabilities                                       --              --

Shareholders' equity:
    Series B Junior Participating Preferred stock, $1 par value;
      250,000 shares authorized; none outstanding                            --              --
    Common stock, $.10 par value; 300,000,000 shares
      authorized; 165,527,591 and 165,166,891 issued
      and outstanding, respectively                                      16,553          16,516
    Additional paid-in capital                                          271,354         270,527
    Cumulative comprehensive loss adjustments                              (454)           (454)
    Accumulated deficit                                                (166,704)       (161,012)
                                                                   ------------    ------------
         Total shareholders' equity                                     120,749         125,577
                                                                   ------------    ------------
                                                                   $    439,701    $    452,846
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

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                               Three Months Ended
                                                                   March 31,
                                                          ----------------------------
                                                              2000            1999
                                                          ------------    ------------

Revenues:
     Contract drilling                                    $     58,709    $     37,680
Costs and expenses:
     Drilling operations                                        50,035          36,145
     Depreciation and amortization                               8,889           7,735
     General and administrative                                  1,810           1,611
     Provision for doubtful accounts                                44              91
                                                          ------------    ------------
         Total costs and expenses                               60,778          45,582
                                                          ------------    ------------

Operating loss                                                  (2,069)         (7,902)

Other income (expense):
     Interest income                                               184             423
     Gain on sale of assets                                         94              65
     Interest expense                                           (5,975)         (5,992)
     Other, net                                                    (22)            (52)
                                                          ------------    ------------
         Other income (expense), net                            (5,719)         (5,556)
                                                          ------------    ------------

Loss before income taxes                                        (7,788)        (13,458)

Income tax benefit                                              (2,096)         (4,389)
                                                          ------------    ------------

Loss before extraordinary item                                  (5,692)         (9,069)

Extraordinary item, net of tax of $203                              --            (420)
                                                          ------------    ------------

Net loss                                                  $     (5,692)   $     (9,489)
                                                          ============    ============

Basic and diluted net loss per common share:
     Before extraordinary item                            $      (0.03)   $      (0.06)
     Extraordinary item, net of tax                                 --           (0.00)
                                                          ------------    ------------
Basic and diluted net loss per common share               $      (0.03)   $      (0.06)
                                                          ============    ============

Basic and diluted weighted average shares outstanding          165,253         165,065
                                                          ============    ============




          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                             (Amounts in thousands)




                                                   Common                                  Cumulative
                                                   Stock        Additional                Comprehensive
                                     Common       $.10 Par       Paid-in                       Loss
                                     Shares         Value        Capital       Deficit      Adjustments       Total
                                   -----------   -----------   -----------   -----------  --------------   -----------


Balance, December 31, 1998             165,065   $    16,506   $   270,389   $  (119,750)   $      (454)   $   166,691

    Comprehensive net loss                  --            --            --        (9,489)            --         (9,489)
                                   -----------   -----------   -----------   -----------    -----------    -----------

Balance, March 31, 1999
    (Unaudited)                        165,065   $    16,506   $   270,389   $  (129,239)   $      (454)   $   157,202
                                   ===========   ===========   ===========   ===========    ===========    ===========


Balance, December 31, 1999             165,167   $    16,516   $   270,527   $  (161,012)   $      (454)   $   125,577

    Exercise of stock options              361            37           827            --             --            864

    Comprehensive net loss                  --            --            --        (5,692)            --         (5,692)
                                   -----------   -----------   -----------   -----------    -----------    -----------

Balance, March 31, 2000
    (Unaudited)                        165,528   $    16,553   $   271,354   $  (166,704)   $      (454)   $   120,749
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

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)



                                                                Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               2000           1999
                                                           -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $    (5,692)   $    (9,489)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization                              8,889          7,735
      Deferred income taxes                                     (2,096)        (4,165)
      Gain on sale of assets                                       (94)           (65)
      Foreign exchange loss                                         22             52
      Provision for doubtful accounts                               44             91
      Extraordinary item, net of taxes                              --            420
   Net effect of changes in assets and liabilities
      related to operating accounts                             (6,051)        (5,906)
                                                           -----------    -----------
      Cash used in operating activities                         (4,978)       (11,327)
                                                           -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                             (2,341)          (161)
   Proceeds from sale of property and equipment                     98            150
                                                           -----------    -----------
      Cash used in investing activities                         (2,243)           (11)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                    158             62
   Repayments of long-term debt                                   (269)          (293)
   Financing costs                                                  --           (756)
   Proceeds from exercise of stock options                         564             --
                                                           -----------    -----------
      Cash provided by (used in) financing activities              453           (987)
                                                           -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (6,768)       (12,325)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  20,500         45,895
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    13,732    $    33,570
                                                           ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID FOR INTEREST:                                    $    11,539    $    11,493
                                                           ===========    ===========
CASH PAID FOR TAXES:                                       $        --    $        --
                                                           ===========    ===========



          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      GENERAL

         The accompanying unaudited consolidated financial statements have been prepared by Grey Wolf, Inc. (the "Company" or "Grey Wolf") and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 2000 and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results for any other period or for the year as a whole. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)      SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," basic earnings per share is based on weighted average shares outstanding without any dilutive effects considered and diluted earnings per share reflects dilution from all contingently issuable shares, including options, warrants and convertible preferred stock. The Company incurred net losses for the three months ended March 31, 2000 and 1999 and have, therefore, excluded certain securities from the computation of diluted earnings per share as the effect would be anti-dilutive.

         Securities excluded from the computation of diluted earnings per share for the three month periods ended March 31, 2000 and 1999 that could potentially dilute basic earnings per share in the future were options to purchase 7.7 million shares and 5.6 million shares, respectively. Warrants to issue 734,000 shares are also excluded from the computation of diluted earnings per share for the three month period ended March 31, 1999.

Foreign Currency

         Venezuela has a highly inflationary economy as defined by SFAS No. 52 "Foreign Currency Translation." As such, the Company's functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in foreign currency are re-measured to U.S. dollars at the rate of exchange in effect at the end of the period, items of income and expense and other non-monetary amounts are re- measured at historical rates. Gains or losses on foreign currency re-measurement are included in other income (expense), net in the consolidated statement of operations. During the three month periods ended March 31, 2000 and 1999, the Company recognized foreign exchange losses of $22,000 and $52,000, respectively.

Recent Accounting Pronouncement

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If specified conditions are met entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings and the period of change together with the offsetting loss or gain on the hedge item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component or other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. We will adopt SFAS No. 133 for our fiscal year beginning January 1, 2001 and the Company believes that the adoption of the provisions of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

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

(4)      LONG-TERM DEBT

         On January 14, 1999, the Company entered into a senior secured revolving credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility"), replacing its previous $50.0 million facility. The CIT Facility provides the Company with the ability to borrow up to the lesser of $50.0 million or 50% of the orderly liquidation value (as defined in the agreement) of marketable drilling rig equipment located in the 48 contiguous United States. The CIT Facility is a four year revolving facility with periodic interest payments at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.5% or prime plus .25% to 1.5%. During the first year of the CIT Facility the interest rate was fixed at LIBOR plus 2.5% or prime plus 1.0%. The CIT Facility provides us with up to $10.0 million available for letters of credit. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and the letters of credit accrue a fee of 1.25% per annum. In addition, the CIT Facility contains certain affirmative and negative covenants including a minimum appraisal value of the drilling rigs and related equipment plus certain financial covenants which take effect if the Company's cash on hand and borrowing capacity under the CIT Facility falls below $25.0 million. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool for other purposes. The Company currently has no borrowings outstanding under the CIT Facility and $3.5 million outstanding under letters of credit. At March 31, 2000, we had $46.5 million available under the CIT Facility.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         With the closing of the CIT Facility in the first quarter of 1999, the Company recognized a non-cash extraordinary loss of $420,000, net of applicable tax benefit of $203,000, related to the write-off of deferred financing costs associated with the Company's previous facility.

         The Company has $250.0 million in principal amount of senior notes ("Notes") outstanding at March 31, 2000. The Notes issued in June 1997 and May 1998 bear interest at 8 7/8% per annum and mature July 1, 2007. The Notes are general unsecured senior obligations of the Company and are guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. All fees and expenses incurred at the time of issuance are being amortized over the life of the Notes.

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

(5)      SEGMENT AND GEOGRAPHIC INFORMATION

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for segment reporting based on the way management organizes segments within a company for making operating decisions and assessing performance. The Company manages its business as two reportable segments; domestic operations and foreign operations. Although the Company provides contract drilling services in several markets domestically, these operations have been aggregated into one reportable segment based on the similarity of economic characteristics among all markets including the nature of the services provided and the type of customers of such services.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The following table sets forth the Company's operations based on the geographic areas in which it operates.


                                      THREE MONTHS ENDED
                                           MARCH 31,
                                 ----------------------------
                                     2000             1999
                                 ------------    ------------
                                         (In thousands)
                                           (Unaudited)



Revenues:
    Domestic                     $     58,709    $     36,244
    Foreign                                --           1,436
                                 ------------    ------------
                                       58,709          37,680
                                 ============    ============

Operating loss:
    Domestic                     $     (1,907)   $     (7,528)
    Foreign                              (162)           (374)
                                 ------------    ------------
                                 $     (2,069)   $     (7,902)
                                 ============    ============



                                   MARCH 31,      DECEMBER 31,
                                     2000             1999
                                 ------------    ------------
Total assets:
    Domestic                     $    435,482    $    448,469
    Foreign                             4,219           4,377
                                 ------------    ------------
                                 $    439,701    $    452,846
                                 ============    ============

         For the three months ended March 31, 2000 and 1999, operating loss above includes the provision for doubtful accounts from domestic operations of $44,000 and $91,000, respectively. There were no such items recorded in foreign operations.

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(7)      SUBSEQUENT EVENT

         On April 4, 2000, the Company completed an offering of 13,000,000 shares of its common stock which yielded proceeds to the Company of $52.0 million. The shares were purchased by the underwriter for $4.00 per share and the underwriter advised the Company that the shares were resold to the public at a price of $4.125 per share. The proceeds from the issuance of the shares of common stock, net of estimated offering costs of $500,000, are expected to be used to purchase five top drive units, for capital expenditures to return some of the Company's rigs to marketed status when market conditions justify their reactivation and for general corporate purposes, including working capital.

                        GREY WOLF, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of Grey Wolf, Inc. ("Grey Wolf" or the "Company") included elsewhere herein and in our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

GENERAL

         We are a leading provider of contract land drilling services in the United States with a domestic fleet of 120 rigs, of which 108 are marketable. Of the 108 marketable rigs, 74 rigs are marketed while 34 are cold-stacked. We also have an inventory of 17 non-marketed rigs held for refurbishment as demand for drilling services warrants, of which 12 are located in the United States and the remainder in Venezuela. Our customers are independent oil and gas producers and major oil companies.

         Like the domestic land drilling industry at large, our drilling activity declined substantially in 1998 and the first half of 1999. However, our business began improving at the end of the second quarter of 1999 and that trend has continued into 2000.

Utilization Rates

         Beginning in the first quarter of 1998 and continuing through most of the second quarter of 1999, industry-wide demand for land drilling services deteriorated and our rig utilization rate declined. During this extended period of lower utilization rates we took numerous steps to minimize cost and conserve cash. We cold stacked a total of 49 rigs, reduced overhead at both the division and corporate levels and used components from spare equipment or cold-stacked rigs instead of buying new replacement parts.

         The table below shows our rig utilization in our core domestic markets during the periods indicated:



                                1999                                                2000
     ---------------------------------------------------------------------    -----------------
     Q-1          Q-2           Q-3           Q-4        Full Year            Q-1         April
     ---          ---           ---           ---        ---------            ---         -----

     39%          31%           40%           54%           41%               56%           57%

         Our utilization rate has improved from 31% for the second quarter of 1999 to 56% for the three months ended March 31, 2000, and has shown improvement from 54% in the fourth quarter of 1999 and 40% in the third quarter of 1999. For the first quarter of 2000, we had an average of 61 rigs working (56% utilization), and we had 62 rigs working through the first month of the second quarter of 2000. The recent increase in demand for our rigs has allowed us to return 39 rigs to work since April 1999, including 15 of the 49 rigs which had been cold stacked. We have returned seven rigs to work since December 31, 1999.

Drilling Contract Bid Rates

         In addition to the increases in rig utilization rates in 1999 and 2000, there has also been a modest increase in the day rates we receive for our services. From a low bid range of $5,500 to $6,000 (excluding fuel cost) per day during the second quarter of 1999, our leading edge bid rates have increased approximately 26% to a range of $6,800 to $7,750 (excluding fuel cost) per day in April 2000. These bid rates have increased approximately 5% from the bid rates for the fourth quarter of 1999.

Turnkey and Footage Contract Activity

         Revenue generated from turnkey and footage contracts was approximately 46% of total revenue in the first quarter of 2000, compared with 40% during the fourth quarter of 1999 and 44% during the first quarter of 1999. Operating days worked on turnkey and footage contracts for the quarters ended March 31, 2000, December 31, 1999, and March 31, 1999 were 973, 786, and 682 days, respectively. EBITDA margin generated on turnkey and footage contracts for the first quarter of 2000 and 1999 was 15% and 14% of revenue, respectively. The demand for drilling services under turnkey and footage contracts is, however, greater during periods of overall lower demand and there can be no assurance that we will be able to maintain the current level of turnkey and footage revenue.

Financial Results

         The first quarter of 2000 marks the third consecutive quarter of improvement in operating results from our low in the second quarter of 1999. Net losses declined from $12.2 million in the second quarter of 1999 to $5.7 million in the first quarter of 2000. This reflected the improved utilization of our drilling rigs working under daywork and turnkey contracts as well as increases in the rates received for our services. The net loss for the first quarter of 2000 declined by $3.8 million as compared to the first quarter of 1999. Based on the current levels of utilization and day rates, we believe our results for the second quarter of 2000 should be slightly better than those of the first quarter of 2000.

FINANCIAL CONDITION AND LIQUIDITY

         The following table summarizes our financial position as of March 31, 2000 and December 31, 1999.


                                         MARCH 31, 2000              DECEMBER 31, 1999
                                 ---------------------------   ---------------------------
                                         (UNAUDITED)
                                                      (IN THOUSANDS)

                                    Amount            %           Amount           %
                                 ------------   ------------   ------------   ------------

Working capital                  $     15,008              4   $     16,353              4
Property and equipment, net           377,809             94        384,361             94
Other noncurrent assets                 7,554              2          7,847              2
                                 ------------   ------------   ------------   ------------
         Total                   $    400,371            100   $    408,561            100
                                 ============   ============   ============   ============

Long-term debt                   $    250,003             63   $    249,962             61
Other long-term liabilities            29,619              7         33,022              8
Shareholders' equity                  120,749             30        125,577             31
                                 ------------   ------------   ------------   ------------
         Total                   $    400,371            100   $    408,561            100
                                 ============   ============   ============   ============

         The significant changes in our financial position from December 31, 1999 to March 31, 2000 are the decreases in property and equipment, net and shareholders' equity of $6.6 million and $4.8 million, respectively. The change in property and equipment, net is primarily due to $8.9 million in depreciation expense partially offset by capital expenditures while the decrease in shareholders' equity is due to our net loss of $5.7 million partially offset by the funds generated from stock option exercises of $864,000.

         We maintain a senior secured revolving credit facility with the CIT Group/Business Credit, Inc. ("the CIT Facility") which provides us with the ability to borrow up to the lesser of $50.0 million or 50% of the orderly liquidation value ("OLV"), as defined in the CIT Facility, of marketable drilling rig equipment located in the 48 contiguous United States. The initial term of the CIT Facility is for four years expiring January 14, 2003, with automatic annual renewals thereafter unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. The CIT Facility provides us with up to $10.0 million available for letters of credit. The amounts used for letters of credit decrease the borrowing base of the CIT Facility by the amount of such letters of credit. Interest under the CIT Facility accrues at a variable rate, using (at our election) either prime plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. Letters of credit accrue a fee of 1.25% per annum and we pay a commitment fee of 0.375% per annum on the average unused portion of the lender's commitments. Indebtedness under the CIT Facility is secured by an exclusive security interest in substantially all of our assets and our domestic subsidiaries' assets and by our guarantees and certain of our wholly-owned subsidiaries guarantees. We, however, retain the option, subject to a minimum appraisal value, to extract $75.0 million of the equipment out of the collateral pool for other purposes. To date, there have been no borrowings under the CIT Facility. At March 31, 2000, we had $46.5 million available under the CIT Facility, net of outstanding letters of credit of $3.5 million.

         Among the various covenants that must be satisfied by us under the CIT Facility are the following two covenants which shall apply whenever our liquidity, defined as the sum of cash, cash equivalents and availability under the CIT Facility, falls below $25,000,000: (i) 1 to 1 EBITDA coverage of debt service, tested monthly on a trailing 12 month basis and (ii) minimum tangible net worth (as defined in the CIT Facility) at the end of each quarter will be the prior year tangible net worth less $30,000,000 adjusted for quarterly tests. Additionally, it will be a default if the OLV of the domestic drilling equipment (including inventoried rigs) falls below $150,000,000. Also, if the two month average rig utilization falls below 45%, the lender will have the option to request one additional appraisal per year to aid in determining the current OLV of the drilling equipment.

         On April 4, 2000, we completed an offering of 13,000,000 shares of our common stock which yielded proceeds to us of $52.0 million. The shares were purchased by the underwriter for $4.00 per share and the underwriter advised us that the shares were resold to the public at a price of $4.125 per share. The proceeds from the issuance of the shares of common stock, net of estimated offering costs of $500,000, are expected to be used to purchase five top drive units, for capital expenditures to return some of our rigs to marketed status when market conditions justify their reactivation and for general corporate purposes, including working capital.

         We also owe a total of $250.0 million in principal amount under our senior notes. While the principal is not due until 2007, semi-annual interest payments of approximately $11.1 million are due on January 1 and July 1 of each year. For the three months ended March 31, 2000, our operating and investing activities consumed net cash flow. In order to pay debt service under the senior notes and meet our other cash needs, we were required to use our cash on hand. To the extent we are unable to generate cash flow sufficient to pay debt service and meet our other cash needs, including capital expenditures, we would be required to use our cash on hand. At May 3, 2000, our cash balance was $64.2 million.

         The net cash provided by or used in our operating, investing and financing activities is summarized below:


                                             THREE MONTH PERIOD ENDED
                                                     MARCH 31,
                                           ----------------------------
                                               2000            1999
                                           ------------    ------------
                                                  (In thousands)
                                                    (Unaudited)

Net cash provided by (used in):
     Operating activities                  $     (4,978)   $    (11,327)
     Investing activities                        (2,243)            (11)
     Financing activities                           453            (987)
                                           ------------    ------------
Net decrease in cash                       $     (6,768)   $    (12,325)
                                           ============    ============

         Our cash flows from operating activities are affected by a number of factors including the number of rigs under contract and whether the contracts are daywork, footage or turnkey, and the rate received for these services. Our cash flow generated from operating activities during the first three months of 2000 was $1.1 million (before changes in operating assets and liabilities) compared to cash used in operating activities during the first three months of 1999 of $5.4 million (before changes in operating assets and liabilities). This change is principally due to 40% more operating days and an increase in per day gross profit margins between the two periods. Our cash flows from operating activities were also impacted by changes in operating assets and liabilities which used $6.1 million in cash flow for the three months ended March 31, 2000 versus $5.9 million for the same period in 1999.

         Cash flow used in investing activities for the three months ended March 31, 2000 primarily consisted of $2.3 million of capital expenditures for rig maintenance and redeploying cold-stacked rigs. Cash flow used in investing activities for the three month period ended March 31, 1999 was negligible as a result of cost cutting measures employed to conserve cash.

         Cash flow provided by financing activities for the three months ended March 31, 2000 consisted principally of proceeds of $564,000 from stock option exercises partially offset by $111,000 net repayment of long-term debt. Cash flow used in financing activities for the three months ended March 31, 1999 primarily consisted of financing costs of $756,000 related to the CIT Facility and net repayments of long-term debt of $231,000.

         As mentioned previously, capital expenditures for the three months ended March 31, 2000 were $2.3 million. Capital expenditures for the entire year are estimated to be between $13.2 million and $19.3 million depending on the level of activity and the number of cold-stacked rigs ultimately reactivated. Estimated capital expenditures for 2000 include approximately $7.0 million for the acquisition of five additional top drives. Through April 2000, we have redeployed 15 of our domestic cold-stacked rigs for an aggregate capital investment of $2.2 million. If demand warrants, we believe we can return the next 11 cold-stacked rigs to marketed condition for estimated capital expenditures of approximately $1.5 million, which would bring our marketed rig count to 85 rigs. To bring the next 15 rigs to marketed status, increasing our marketed rigs to 100, would require an estimated $9.6 million to $10.9 million, which includes the cost of drill pipe. An estimated $12.0 million, including the cost of drill pipe, would be required to return our final eight cold-stacked rigs to marketed status. We expect to redeploy five cold-stacked rigs by the end of the second quarter of 2000. The actual cost of returning cold-stacked rigs to marketed status will depend on the extent to which component parts were used from the cold-stacked rigs and the extent to which we choose to upgrade the cold-stacked rigs before returning them to service. There can be no assurance that our actual costs will not be materially higher.


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

Foreign Exchange

         Although we suspended operations in Venezuela in the first quarter of 1999, historically, operations were performed there by us pursuant to drilling contracts under which payments to us were denominated in United States Dollars but payable in Venezuelan currency at a floating exchange rate. We have not, during the three months ended March 31, 2000 entered into any currency hedges to protect us from foreign currency losses. During the three months ended March 31, 2000 and 1999, we recognized foreign exchange losses of $22,000 and $52,000, respectively. (See Note 2 "Significant Accounting Policies - Foreign Currency" to the Consolidated Financial Statements).

Other

         We have not paid any cash dividends on our common stock and do not anticipate paying dividends on the common stock at any time in the foreseeable future. Furthermore, the CIT Facility prohibits the payment of cash dividends without the consent of the participating lenders.

         We are a holding company and substantially all of our operations are conducted through, and substantially all of our assets consist of equity interests in, our subsidiaries, including the guarantors of the 8 7/8% Senior Notes due 2007. As a holding company, our liquidity is dependent on the operations of our subsidiaries. Certain financing arrangements that we and our subsidiaries are party to may restrict our ability to access funds from our subsidiaries.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2000 and 1999

         The following tables highlight rig days worked, contract drilling revenues and drilling operating expenses for our domestic and foreign operations for the three months ended March 31, 2000 and 1999.


                                               THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                 MARCH 31, 2000                        MARCH 31, 1999
                                   ------------------------------------------   -------------------------------------------
                                     DOMESTIC       FOREIGN                       DOMESTIC      FOREIGN
                                    OPERATIONS     OPERATIONS       TOTAL        OPERATIONS    OPERATIONS         TOTAL
                                   ------------   ------------   ------------   ------------   ------------    ------------
                                               (In thousands, except rig days worked and averages per day)
                                                                        (Unaudited)

Rig days worked                           5,530             --          5,530          3,816            145           3,961

Contract drilling revenues         $     58,709   $         --   $     58,709   $     36,244   $      1,436    $     37,680
Drilling operating expenses(1)           50,035             --         50,035         34,212          1,613          35,825
                                   ------------   ------------   ------------   ------------   ------------    ------------
Gross profit (loss)                $      8,674   $         --   $      8,674   $      2,032   $       (177)   $      1,855
                                   ============   ============   ============   ============   ============    ============

Average per rig day worked
   Drilling revenue                $     10,616   $         --   $     10,616   $      9,498   $      9,903    $      9,513
   Operating expenses                     9,048             --          9,048          8,965         11,124           9,044
                                   ------------   ------------   ------------   ------------   ------------    ------------
   Gross profit (loss)             $      1,568   $         --   $      1,568   $        533   $     (1,221)   $        469
                                   ============   ============   ============   ============   ============    ============


-------------------------

(1) Drilling operating expenses exclude depreciation and amortization, general and administrative expenses, provision for doubtful accounts and unusual charges.

         Contract drilling revenues increased approximately $21.0 million, or 56%, to $58.7 million for the three months ended March 31, 2000, from $37.7 million for the three months ended March 31, 1999. This increase is primarily due to an increase in revenue from domestic operations of $22.4 million which is the result of an increase in rig days worked of 1,714 or 45%, and an increase in the average revenue per day of $1,118. The increase in average revenue per day is due to higher dayrates and an increase in the percentage of turnkey drilling activity from 17% of total days worked during the three months ended March 31, 1999 to 18% for the same period in 2000. The increase in domestic operations is slightly offset by lower revenues of $1.4 million from foreign operations which is a direct result of completing our contracts in Venezuela late in the first quarter of 1999 and suspending operations thereafter.

         Drilling operating expenses increased by approximately $14.2 million, or 40%, to $50.0 million for the three months ended March 31, 2000, as compared to $35.8 million for the three months ended March 31, 1999. The increase is primarily due to a $15.8 million increase in drilling operating expenses from domestic operations due to the increased level of activity discussed above. The increase in domestic drilling operating expenses is partially offset by lower expenses from foreign operations of $1.6 million resulting from suspended Venezuelan operations as discussed above.

         Turnkey contracts generally result in higher effective revenues per day worked than dayrate contracts. Gross profit margins per day worked on successful turnkey jobs are also generally better than under dayrate contracts, although we typically are required to bear additional operating costs (such as fuel costs) that would typically be paid by the customer under dayrate contracts. Revenues, operating expenses and, thus, gross profit (or loss) margins on turnkey contracts are affected by a number of variables, and include the depth of the well, geological complexities and the actual difficulties encountered in drilling the well.

         Depreciation and amortization expense increased by $1.2 million, or 15%, to $8.9 million for the three months ended March 31, 2000, compared to $7.7 million for the three months ended March 31, 1999. The increase is primarily due to increased depreciation attributable to capital expenditures during 1999 and 2000.

         General and administrative expenses increased by $199,000, or 12%, to $1.8 million for the three months ended March 31, 2000, from $1.6 million for the same period of 1999 due primarily to the increased level of activity in our operations.

         The difference in interest expense for the three month periods ended March 31, 2000 and 1999 is negligible as the average outstanding debt balance was virtually the same.

         During the three months ended March 31, 1999, we wrote off $623,000 in deferred loan costs related to the previous credit facility. This amount, net of $203,000 in related taxes, is classified as an extraordinary item.

YEAR 2000 COMPLIANCE

         Through May 3, 2000, we have experienced no significant operational problems related to year 2000 issues and we presently believe that year 2000 issues will not pose significant operational problems for us in the future. However, there can be no assurance that undiscovered year 2000 issues of other entities, if any, will not have a material adverse impact on our systems or results of operations.

         As of March 31, 2000, we had incurred costs of approximately $75,000 related to our Year 2000 identification, assessment, remediation, and testing efforts consisting primarily of upgrades to existing software. We estimate that the future costs associated with the year 2000 issue, if any, will not be material, and as such will not have a significant impact on our financial position or operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the CIT Facility. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. On May 3, 2000, we had no outstanding balance under the CIT Facility and as such have no exposure at this time to a change in the interest rate.

         Foreign Currency Exchange Rate Risk. We have historically conducted business in Venezuela and remain somewhat sensitive to fluctuations in foreign currency exchange rates. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Foreign Exchange.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in aggregate, material to our consolidated financial condition or results of operations. See
Note 6 - Commitments and Contingent Liabilities.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding our business strategy, plans, objectives, capital expenditures and beliefs of management for future operations and results, are forward-looking statements. Although we believe the expectations and beliefs reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are discussed in our Prospectus Supplement filed March 31, 2000, with the Securities and Exchange Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A Current Report on Form 8-K (Item 5) was filed with the Securities and Exchange Commission on March 31, 2000. This current filing reported the sale of 13,000,000 shares of common stock at a net price to us of $4.00 per share.

Exhibits:

    Exhibit
    Number      Description
    --------    ------------

      27.0      Financial Data Schedule

                                   SIGNATURES


          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                       GREY WOLF, INC.



Date: May 10, 2000                     By: /s/ David W. Wehlmann
                                           ------------------------------------
                                           David W. Wehlmann
                                           Senior Vice President and Chief
                                             Financial Officer



Date: May 10, 2000                     By: /s/ Merrie S. Costley
                                           ------------------------------------
                                           Merrie S. Costley
                                           Vice President and Controller

                                 EXHIBIT INDEX


    EXHIBIT
    NUMBER      DESCRIPTION
    --------    ------------

      27.0      Financial Data Schedule