Form 10-Q
period 2000-06-30
GREY WOLF INC
filed 2000-08-11
CIK 320186

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000       Commission File Number 1-8226



                               [GRAPHIC OMITTED]



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


         The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at August 7, 2000 was 179,752,391

================================================================================

                        GREY WOLF, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                                                       PAGE
                                                                                                       ----
PART I.  Financial Information
         Item 1.      Financial Statements
                      Consolidated Balance Sheets                                                        3
                      Consolidated Statements of Operations                                              4
                      Consolidated Statements of Shareholders' Equity and Comprehensive Loss             5
                      Consolidated Statements of Cash Flows                                              6
                      Notes to Consolidated Financial Statements                                         7
         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                               12
         Item 3.      Quantitative and Qualitative Disclosure about Market Risk                         19

PART II. Other Information
         Item 1.      Legal Proceedings                                                                 20
         Item 2.      Changes in Securities and Use of Proceeds                                         20
         Item 3.      Defaults Upon Senior Securities                                                   20
         Item 4.      Submission of Matters to a Vote of Security Holders                               20
         Item 5.      Other Information                                                                 20
         Item 6.      Exhibits and Reports on Form 8-K                                                  20


         Signatures                                                                                     21

                        GREY WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                      June 30,     December 31,
                                                                        2000           1999
                                                                     ---------      ---------
                                                                    (Unaudited)
                               ASSETS
Current assets:
    Cash and cash equivalents                                        $  63,256      $  20,500
    Restricted cash - insurance deposits                                   762            762
    Accounts receivable, net of allowance of $1,800
      and $1,708, respectively                                          40,936         37,002
    Prepaids and other current assets                                    4,365          2,374
                                                                     ---------      ---------
         Total current assets                                          109,319         60,638
                                                                     ---------      ---------

Property and equipment:
    Land, buildings and improvements                                     5,066          5,041
    Drilling equipment                                                 575,576        568,012
    Furniture and fixtures                                               2,296          2,227
                                                                     ---------      ---------
         Total property and equipment                                  582,938        575,280
    Less: accumulated depreciation and amortization                   (208,620)      (190,919)
                                                                     ---------      ---------
         Net property and equipment                                    374,318        384,361

Other noncurrent assets                                                  7,255          7,847
                                                                     ---------      ---------
                                                                     $ 490,892      $ 452,846
                                                                     =========      =========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                             $     518      $     831
    Accounts payable-trade                                              19,873         21,231
    Accrued workers' compensation                                        4,173          3,072
    Payroll and related employee costs                                   4,645          3,455
    Accrued interest payable                                            11,163         11,177
    Other accrued liabilities                                            3,380          4,519
                                                                     ---------      ---------
         Total current liabilities                                      43,752         44,285
                                                                     ---------      ---------

Senior notes                                                           249,397        249,354
Long-term debt, net of current maturities                                  564            608
Other long-term liabilities                                              1,518          2,252
Deferred income taxes                                                   25,444         30,770

Commitments and contingent liabilities                                      --             --

Shareholders' equity:
    Series B Junior Participating Preferred stock, $1 par value;
      250,000 shares authorized; none outstanding                           --             --
    Common stock, $.10 par value; 300,000,000 shares
      authorized; 179,652,891 and 165,166,891 issued
      and outstanding, respectively                                     17,966         16,516
    Additional paid-in capital                                         324,881        270,527
    Cumulative comprehensive loss adjustments                             (454)          (454)
    Accumulated deficit                                               (172,176)      (161,012)
                                                                     ---------      ---------
         Total shareholders' equity                                    170,217        125,577
                                                                     ---------      ---------
                                                                     $ 490,892      $ 452,846
                                                                     =========      =========

          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                              Three Months Ended             Six Months Ended
                                                   June 30,                      June 30,
                                           ------------------------      ------------------------
                                              2000           1999           2000           1999
                                           ---------      ---------      ---------      ---------
Revenues:
     Contract drilling                     $  54,937      $  23,748      $ 113,646      $  61,428

Costs and expenses:
     Drilling operations                      46,348         24,958         96,383         61,103
     Depreciation and amortization             9,002          8,474         17,891         16,209
     General and administrative                1,915          1,735          3,725          3,346
     Provision for doubtful accounts              48             59             92            150
                                           ---------      ---------      ---------      ---------
         Total costs and expenses             57,313         35,226        118,091         80,808
                                           ---------      ---------      ---------      ---------

Operating loss                                (2,376)       (11,478)        (4,445)       (19,380)

Other income (expense):
     Interest income                             961            431          1,145            854
     Gain on sale of assets                        2            195             96            260
     Interest expense                         (6,012)        (6,018)       (11,987)       (12,010)
     Other, net                                  (10)           (31)           (32)           (83)
                                           ---------      ---------      ---------      ---------
         Other income (expense), net          (5,059)        (5,423)       (10,778)       (10,979)
                                           ---------      ---------      ---------      ---------

Loss before income taxes                      (7,435)       (16,901)       (15,223)       (30,359)

Income tax benefit                            (1,963)        (4,664)        (4,059)        (9,053)
                                           ---------      ---------      ---------      ---------

Loss before extraordinary item                (5,472)       (12,237)       (11,164)       (21,306)

Extraordinary item, net of tax of $203            --             --             --           (420)
                                           ---------      ---------      ---------      ---------

Net loss                                   $  (5,472)     $ (12,237)     $ (11,164)     $ (21,726)
                                           =========      =========      =========      =========

Basic and diluted net loss per
     common share                          $   (0.03)     $   (0.07)     $   (0.06)     $   (0.13)
                                           =========      =========      =========      =========

Basic and diluted weighted average
     shares outstanding                      178,592        165,077        171,923        165,071
                                           =========      =========      =========      =========



          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                             (Amounts in thousands)


                                                 Common                                  Cumulative
                                                 Stock       Additional                 Comprehensive
                                   Common       $.10 Par      Paid-in                       Loss
                                   Shares        Value        Capital       Deficit      Adjustments       Total
                                -----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 1998          165,065   $    16,506   $   270,389   $  (119,750)   $      (454)   $   166,691

    Exercise of stock options            18             2            11            --             --             13

    Comprehensive net loss               --            --            --       (21,726)            --        (21,726)
                                -----------   -----------   -----------   -----------    -----------    -----------

Balance, June 30, 1999
    (Unaudited)                     165,083   $    16,508   $   270,400   $  (141,476)   $      (454)   $   144,978
                                ===========   ===========   ===========   ===========    ===========    ===========

Balance, December 31, 1999          165,167   $    16,516   $   270,527   $  (161,012)   $      (454)   $   125,577

    Issuance of common stock         13,000         1,300        50,395            --             --         51,695

    Exercise of stock options         1,486           150         2,692            --             --          2,842

    Tax benefit of stock
       option exercises                  --            --         1,267            --             --          1,267

    Comprehensive net loss               --            --            --       (11,164)            --        (11,164)
                                -----------   -----------   -----------   -----------    -----------    -----------

Balance, June 30, 2000
    (Unaudited)                     179,653   $    17,966   $   324,881   $  (172,176)   $      (454)   $   170,217
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

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                            2000          1999
                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $(11,164)     $(21,726)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization                         17,891        16,209
      Deferred income taxes                                 (5,326)       (8,603)
      Tax benefit of stock option exercises                  1,267            --
      Gain on sale of assets                                   (96)         (260)
      Foreign exchange loss                                     32            83
      Provision for doubtful accounts                           92           150
      Extraordinary item, net of tax                            --           420
   Net effect of changes in assets and liabilities
      related to operating accounts                         (6,411)        6,717
                                                          --------      --------
      Cash used in operating activities                     (3,715)       (7,010)
                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                         (7,854)         (735)
   Proceeds from sale of property and equipment                102           626
                                                          --------      --------
      Cash used in investing activities                     (7,752)         (109)
                                                          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                204           105
   Repayment of long-term debt                                (518)         (565)
   Financing costs                                              --          (832)
   Proceeds from exercise of stock options                   2,842            13
   Issuance of common stock                                 51,695            --
   Redemption of Series A preferred stock                       --          (305)
                                                          --------      --------
      Cash provided by (used in) financing activities       54,223        (1,584)
                                                          --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        42,756        (8,703)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              20,500        45,895
                                                          --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 63,256      $ 37,192
                                                          ========      ========

SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID FOR INTEREST:                                   $ 11,361      $ 11,733
                                                          ========      ========
CASH PAID FOR TAXES:                                      $     --      $     --
                                                          ========      ========


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      General

         The accompanying unaudited consolidated financial statements have been prepared by Grey Wolf, Inc. (the "Company" or "Grey Wolf") and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 2000 and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results for any other period or for the year as a whole. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)      SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," basic earnings per share is based on weighted average shares outstanding without any dilutive effects considered and diluted earnings per share reflects dilution from all contingently issuable shares, including options, warrants and convertible securities. The Company incurred net losses for the three and six months ended June 30, 2000 and 1999 and have, therefore, excluded certain securities from the computation of diluted earnings per share as the effect would be anti-dilutive.

         Securities excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2000 that could potentially dilute basic earnings per share in the future were options to purchase 7.5 million shares. There were 5.1 million shares excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 1999. Warrants to issue 490,000 shares are also excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 1999.

Foreign Currency

         Venezuela has a highly inflationary economy as defined by SFAS No. 52 "Foreign Currency Translation." As such, the Company's functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in foreign currency are re-measured to U.S. dollars at the rate of exchange in effect at the end of the period, items of income and expense and other non-monetary amounts are re-measured at historical rates. Gains or losses on foreign currency re-measurement are included in other income (expense), net in the consolidated statement of operations. During the three and six month periods ended June 30, 2000, the Company recognized foreign exchange losses of $10,000 and $32,000, respectively. During the three and six month periods ended June 30, 1999, the Company recognized foreign exchange losses of $31,000 and $83,000, respectively.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Recent Accounting Pronouncement

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. We will adopt SFAS No. 133 for our fiscal year beginning January 1, 2001 and the Company believes that the adoption of the provisions of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

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

(4)      LONG-TERM DEBT

         On January 14, 1999, the Company entered into a senior secured revolving credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility"), replacing its previous $50.0 million facility. The CIT Facility provides the Company with the ability to borrow up to the lesser of $50.0 million or 50% of the orderly liquidation value (as defined in the agreement) of marketable drilling rig equipment located in the 48 contiguous United States. The CIT Facility is a four year revolving facility with periodic interest payments at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.5% or prime plus .25% to 1.5%. During the first year of the CIT Facility the interest rate was fixed at LIBOR plus 2.5% or prime plus 1.0%. The CIT Facility provides us with up to $10.0 million available for letters of credit. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and the letters of credit accrue a fee of 1.25% per annum. In addition, the CIT Facility contains certain affirmative and negative covenants including a minimum appraisal value of the drilling rigs and related equipment plus certain financial covenants which take effect if the Company's cash on hand and borrowing capacity under the CIT Facility falls below $25.0 million. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool for other purposes. The Company currently has no borrowings outstanding under the CIT Facility and $3.5 million outstanding under letters of credit. At June 30, 2000, we had $46.5 million of borrowing capacity available under the CIT Facility.

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

         The Company has $250.0 million in principal amount of senior notes ("Notes") outstanding at June 30, 2000. The Notes issued in June 1997 and May 1998 bear interest at 8 7/8% per annum and mature July 1, 2007. The Notes are general unsecured senior obligations of the Company and are guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. All fees and expenses incurred at the time of issuance are being amortized over the life of the Notes.

         Except as discussed below, the Notes are not redeemable at the option of the Company prior to July 1, 2002. On or after such date, the Company will have the option to redeem the Notes in whole or in part during the twelve months beginning July 1, 2002 at 104.4375%, beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at 101.4792% and beginning July 1, 2005 and thereafter at 100.0000% together with any interest accrued and unpaid to the redemption date. However, at any time during the first 36 months after the issue date, the Company may at its option, redeem up to a maximum of 30% of the aggregate principal amount with the net cash proceeds of one or more equity offerings at a redemption price equal to 108.875% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, provided that at least $170.0 million aggregate principal amount shall remain outstanding immediately after the occurrence of any such redemption. Upon a Change of Control as defined in the Indentures, each holder of the Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at a purchase price equal to 101.000% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The following table sets forth the Company's operations based on the geographic areas in which it operates.

                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                           JUNE 30,                        JUNE 30,
                                 ----------------------------    ----------------------------
                                     2000            1999            2000            1999
                                 ------------    ------------    ------------    ------------
                                         (In thousands)                (In thousands)
                                           (Unaudited)                   (Unaudited)
         Revenues:
              Domestic           $     54,937    $     23,719    $    113,646    $     59,963
              Foreign                      --              29              --           1,465
                                 ------------    ------------    ------------    ------------
                                 $     54,937    $     23,748    $    113,646    $     61,428
                                 ============    ============    ============    ============

         Operating loss:
              Domestic           $     (2,175)   $    (10,996)   $     (4,082)   $    (18,524)
              Foreign                    (201)           (482)           (363)           (856)
                                 ------------    ------------    ------------    ------------
                                 $     (2,376)   $    (11,478)   $     (4,445)   $    (19,380)
                                 ============    ============    ============    ============

                                   June 30,      December 31,
                                     2000            1999
                                 ------------    ------------
         Total assets:
              Domestic           $    486,826    $    448,469
              Foreign                   4,066           4,377
                                 ------------    ------------
                                 $    490,892    $    452,846
                                 ============    ============


         For the three months ended June 30, 2000 and 1999, operating loss above includes the provision for doubtful accounts from domestic operations of $48,000 and $59,000, respectively. For the six months ended June 30, 2000 and 1999, operating loss above includes the provision for doubtful accounts from domestic operations of $92,000 and $150,000, respectively. There were no such items recorded in foreign operations.

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(7)      SHAREHOLDERS' EQUITY

         On April 4, 2000, the Company completed an offering of 13,000,000 shares of its common stock which yielded net proceeds to the Company of $51.7 million. The shares were purchased by the underwriter for $4.00 per share and the underwriter advised the Company that the shares were resold to the public at a price of $4.125 per share. The proceeds from the issuance of the shares of common stock, net of offering costs are expected to be used to purchase top drive units, for capital expenditures to return some of the Company's rigs to marketed status when market conditions justify their reactivation and for general corporate purposes, including working capital.

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

GENERAL

         We are a leading provider of contract land drilling services in the United States with a domestic fleet of 120 rigs, of which 108 are marketable. In addition, we have one rig that we operate that is owned by a third party which brings our total marketable rigs to 109. Of the 109 marketable rigs, 79 rigs are marketed while 30 are cold-stacked. We also have an inventory of 17 non-marketed rigs held for refurbishment as demand for drilling services warrants, of which 12 are located in the United States and the remainder in Venezuela. Our customers are independent oil and gas producers and major oil companies.

         Like the domestic land drilling industry at large, our drilling activity declined substantially in 1998 and the first half of 1999. However, our business began improving at the end of the second quarter of 1999 and that trend has continued into 2000.

Utilization Rates

         Beginning in the first quarter of 1998 and continuing through most of the second quarter of 1999, industry-wide demand for land drilling services deteriorated and our rig utilization rate declined. During this extended period of lower utilization rates we took numerous steps to minimize cost and conserve cash. We cold stacked a total of 49 rigs, reduced overhead at both the division and corporate levels and used components from spare equipment or cold-stacked rigs to replace components on marketed rigs instead of buying new replacement parts.

         The table below shows our rig utilization in our core domestic markets during the periods indicated:


                                1999                                                       2000
     -------------------------------------------------------------            -------------------------------
     Q-1          Q-2           Q-3           Q-4        Full Year            Q-1           Q-2          July
     ---          ---           ---           ---        ---------            ---           ---          ----
     39%          31%           40%           54%           41%               56%           59%          68%

         While the second quarter 2000 utilization rate of 59% represents the fourth consecutive quarter of improving utilization, our utilization rate of 68% for July marks the first significant change, or "step change", since early in the fourth quarter of 1999. For the second quarter of 2000, we had an average of 64 rigs working, and through the first month of the third quarter of 2000 we had an average of 74 rigs working. The recent increase in demand for our rigs has allowed us to reactivate seven additional rigs since the end of the first quarter of 2000, bringing the total number of rigs returned to service since April 1999 to 41, including 19 of the 49 rigs which had been cold stacked.

         Work is currently underway to reactivate three additional cold-stacked rigs by the end of August, two of which are already under contract. Six additional cold-stacked rigs are expected to be returned to service by year end.

Drilling Contract Bid Rates

         In addition to the increase in the rig utilization rate late in the second quarter of 2000, there has been an increase in the dayrates we receive for our services. From a low bid range of $5,500 to $6,000 (excluding fuel cost) per day during the second quarter of 1999, our leading edge bid rates have increased approximately 55% to a range of $8,000 to $10,000 (excluding fuel cost) per day in July 2000. These bid rates have also increased approximately 24% from the bid rates at the end of the first quarter of 2000. These $8,000 - $10,000 bid rates will be reflected in the financial results during the fourth quarter as we continue to add to the backlog of work on the majority of our marketed rigs which currently stands at approximately 60 to 90 days. Our backlog consists of commitments from our customers for our services which may or may not be under contract.

Turnkey and Footage Contract Activity

         Revenue generated from turnkey and footage contracts was approximately 30% of total revenue in the second quarter of 2000, compared with 46% during the first quarter of 2000 and 31% during the second quarter of 1999. Operating days worked on turnkey and footage contracts for the quarters ended June 30, 2000, March 31, 2000, and June 30, 1999 were 1,103, 973, and 476 days, respectively. EBITDA margin generated on turnkey and footage contracts for the second quarter of 2000 and 1999 and the first quarter of 2000 was 12%, 19%, and 15 % of revenue, respectively. The revenue and EBITDA generated on turnkey or footage contracts varies widely based upon a number of factors. Revenue and EBITDA from turnkey and footage contracts declined in the second quarter of 2000 compared to the first quarter of 2000 as a result of a shift in the location of the contracted work as well as reduced depth and level of complexity of the wells drilled. The demand for drilling services under turnkey and footage contracts is, however, greater during periods of overall lower demand and there can be no assurance that we will be able to maintain the current level of revenue derived from turnkey and footage contracts.

Financial Results

         The second quarter of 2000 marks the fourth consecutive quarter of improvement in operating results from our low in the second quarter of 1999. Net losses declined from $12.2 million in the second quarter of 1999 to $5.5 million in the second quarter of 2000. This reflected the improved utilization of our drilling rigs working under daywork and turnkey contracts as well as increases in the rates received for our services. If the current utilization and dayrate trends continue, we expect fourth quarter of 2000 net income to be breakeven.

FINANCIAL CONDITION AND LIQUIDITY

         The following table summarizes our financial position as of June 30, 2000 and December 31, 1999.

                                               JUNE 30, 2000       DECEMBER 31, 1999
                                            -------------------   -------------------
                                               (UNAUDITED)
                                                         (IN THOUSANDS)

                                             Amount       %        Amount        %
                                            --------   --------   --------   --------
         Working capital                    $ 65,567         15   $ 16,353          4
         Property and equipment, net         374,318         84    384,361         94
         Other noncurrent assets               7,255          1      7,847          2
                                            --------   --------   --------   --------
                  Total                     $447,140        100   $408,561        100
                                            ========   ========   ========   ========

         Long-term debt                     $249,961         56   $249,962         61
         Other long-term liabilities          26,962          6     33,022          8
         Shareholders' equity                170,217         38    125,577         31
                                            --------   --------   --------   --------
                  Total                     $447,140        100   $408,561        100
                                            ========   ========   ========   ========

         The significant changes in our financial position from December 31, 1999 to June 30, 2000 are the increases in working capital and shareholders' equity of $49.2 million and $44.6 million, respectively, and the decrease in property and equipment, net of $10.0 million. The increase in working capital is primarily due to a $42.8 million increase in our cash balance as the result of a common stock offering which yielded net proceeds of $51.7 million and a $3.9 million increase in our accounts receivable balance due to the increase in operating activity. Shareholders' equity increased primarily as a result of the stock offering noted above and funds generated from stock option exercises of $2.8 million partially offset by our net loss of $11.2 million. The change in property and equipment, net is primarily due to $17.9 million in depreciation expense partially offset by capital expenditures.

         On April 4, 2000, we completed an offering of 13,000,000 shares of our common stock which yielded net proceeds to us of $51.7 million. The shares were purchased by the underwriter for $4.00 per share and the underwriter advised us that the shares were resold to the public at a price of $4.125 per share. The net proceeds from the issuance of the shares of common stock are expected to be used to purchase top drive units, for capital expenditures to return some of our rigs to marketed status when market conditions justify their reactivation and for general corporate purposes, including working capital.

         We maintain a senior secured revolving credit facility with the CIT Group/Business Credit, Inc. which provides us with the ability to borrow up to the lesser of $50.0 million or 50% of the orderly liquidation value as defined in the CIT Facility, of marketable drilling rig equipment located in the 48 contiguous United States. The initial term of the CIT Facility is for four years expiring January 14, 2003, with automatic annual renewals thereafter unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. The CIT Facility provides us with up to $10.0 million available for letters of credit. The amounts used for letters of credit decrease the borrowing base of the CIT Facility by the amount of such letters of credit. Interest under the CIT Facility accrues at a variable rate, using (at our election) either prime plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. Letters of credit accrue a fee of 1.25% per annum and we pay a commitment fee of 0.375% per annum on the average unused portion of the lender's commitments. Indebtedness under the CIT Facility is secured by an exclusive security interest in substantially all of our assets and our domestic subsidiaries' assets and by our guarantees and certain of our wholly-owned subsidiaries guarantees. We, however, retain the option, subject to a minimum appraisal value, to extract $75.0 million of the equipment out of the collateral pool for other purposes. To date, there have been no borrowings under the CIT Facility. At June 30, 2000, we had $46.5 million of borrowing capacity available under the CIT Facility, net of outstanding letters of credit of $3.5 million.

         Among the various covenants that must be satisfied by us under the CIT Facility are the following two covenants which shall apply whenever our liquidity, defined as the sum of cash, cash equivalents and availability under the CIT Facility, falls below $25,000,000: (i) 1 to 1 EBITDA coverage of debt service, tested monthly on a trailing 12 month basis and (ii) minimum tangible net worth (as defined in the CIT Facility) at the end of each quarter will be the prior year tangible net worth less $30,000,000 adjusted for quarterly tests. Additionally, it will be a default if the orderly liquidation value of the domestic drilling equipment (including inventoried rigs) falls below $150,000,000. Also, if the two month average rig utilization falls below 45%, the lender will have the option to request one additional appraisal per year to aid in determining the current orderly liquidation value of the drilling equipment.

         We also owe a total of $250.0 million in principal amount under our 87/8% senior notes due 2007 (the "Senior Notes"). While the principal is not due until 2007, semi-annual interest payments of approximately $11.1 million are due on January 1 and July 1 of each year. For the six months ended June 30, 2000, our operating and investing activities consumed net cash flow. To the extent we are unable to generate cash flow sufficient to pay debt service and meet our other cash needs, including capital expenditures, we could be required to use our cash on hand. At August 7, 2000, our cash balance was $54.9 million.

         The net cash provided by or used in our operating, investing and financing activities is summarized below:

                                          SIX MONTH PERIOD ENDED
                                                 JUNE 30,
                                           --------------------
                                             2000        1999
                                           --------    --------
                                              (In thousands)
                                               (Unaudited)
         Net cash provided by (used in):
              Operating activities         $ (3,715)   $ (7,010)
              Investing activities           (7,752)       (109)
              Financing activities           54,223      (1,584)
                                           --------    --------
         Net increase (decrease) in cash   $ 42,756    $ (8,703)
                                           ========    ========

         Our cash flows from operating activities are affected by a number of factors including the number of rigs under contract and whether the contracts are daywork, footage or turnkey, and the rate received for these services. Our cash flow generated from operating activities during the first six months of 2000 was $2.7 million (before changes in operating assets and liabilities) compared to cash used in operating activities during the first six months of 1999 of $13.7 million (before changes in operating assets and liabilities). This change is principally due to a 63% increase in operating days and an increase in per day gross profit margins between the two periods. Our cash flows from operating activities were also impacted by changes in operating assets and liabilities which used $6.4 million in cash flow for the six months ended June 30, 2000 versus providing $6.7 million for the same period in 1999.

         Cash flow used in investing activities for the six months ended June 30, 2000 primarily consisted of $7.9 million of capital expenditures for rig maintenance, top drives, and redeploying cold-stacked rigs. Cash flow used in investing activities for the six month period ended June 30, 1999 was negligible as a result of cost cutting measures employed to conserve cash.

         Cash flow provided by financing activities for the six months ended June 30, 2000 consisted principally of net proceeds of $51.7 million and $2.8 million from the sale of common stock and from stock option exercises partially offset by $314,000 net repayment of long-term lease obligations. Cash flow used in financing activities for the six months ended June 30, 1999 primarily consisted of financing costs of $832,000 related to the CIT Facility, net repayments of long-term lease obligations of $460,000, and $305,000 for the redemption of all outstanding shares of Series A preferred stock.

         As mentioned previously, capital expenditures for the six months ended June 30, 2000 were $7.9 million. Capital expenditures for the second half of 2000 are estimated to be between $15.0 million and $18.0 million depending on the level of activity and the number of cold-stacked rigs ultimately reactivated. Work is currently underway to reactivate three cold-stacked rigs by the end of August 2000, two of which are under contract and we expect to return an additional six cold-stacked rigs to service by year end. The cost to return these nine rigs to service is included in the capital expenditures estimated for the second half of 2000 and would increase our marketed rig count to 88. Estimated capital expenditures for the second half of 2000 also include approximately $3.7 million for the acquisition of three additional top drives. Excluding the nine rigs we expect to return to service by year end, we have 33 additional rigs in the United States which can be placed in service based on demand, of which 21 are cold-stacked and 12 are held in inventory. The actual cost of returning cold-stacked rigs to marketed status and refurbishing rigs held in inventory will depend on the extent to which component parts were used from the rigs and the extent to which we choose to upgrade the rigs before returning them to service. Whether the next rigs placed in service are reactivated from the cold-stacked status or are refurbished from inventory will depend on customer preference and demand and the actual cost will vary accordingly.

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

Foreign Exchange

         Although we suspended operations in Venezuela in the first quarter of 1999, historically, operations were performed there by us pursuant to drilling contracts under which payments to us were denominated in United States Dollars but payable in Venezuelan currency at a floating exchange rate. We have not, during the six months ended June 30, 2000 entered into any currency hedges to protect us from foreign currency losses. During the six months ended June 30, 2000 and 1999, we recognized foreign exchange losses of $32,000 and $83,000, respectively. (See Note 2 "Significant Accounting Policies - Foreign Currency" to the Consolidated Financial Statements).

Other

         We have not paid any cash dividends on our common stock and do not anticipate paying dividends on the common stock at any time in the foreseeable future. Furthermore, the CIT Facility prohibits the payment of cash dividends without the consent of the participating lenders.

         We are a holding company and substantially all of our operations are conducted through, and substantially all of our assets consist of equity interests in, our subsidiaries, including the guarantors of the Senior Notes. As a holding company, our liquidity is dependent on the operations of our subsidiaries. Certain financing arrangements that we and our subsidiaries are party to may restrict our ability to access funds from our subsidiaries.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2000 and 1999

         The following tables highlight rig days worked, contract drilling revenue and drilling operating expenses for our domestic and foreign operations for the three months ended June 30, 2000 and 1999.

                                        THREE MONTHS ENDED                       THREE MONTHS ENDED
                                          JUNE 30, 2000                            JUNE 30, 1999
                               -------------------------------------   --------------------------------------
                                DOMESTIC     FOREIGN                    DOMESTIC      FOREIGN
                               OPERATIONS   OPERATIONS      TOTAL      OPERATIONS    OPERATIONS      TOTAL
                               ----------   ----------    ----------   ----------    ----------    ----------
                                         (In thousands, except rig days worked and averages per day)
                                                               (Unaudited)
Rig days worked                     5,871           --         5,871        3,035            --         3,035
Contract drilling revenue      $   54,937   $       --    $   54,937   $   23,719    $       29    $   23,748
Drilling
   operating expenses(1)           46,243          105        46,348       24,561           397        24,958
                               ----------   ----------    ----------   ----------    ----------    ----------
Gross profit (loss)            $    8,694   $     (105)   $    8,589   $     (842)   $     (368)   $   (1,210)
                               ==========   ==========    ==========   ==========    ==========    ==========

Average per rig day worked
   Contract drilling revenue   $    9,357   $       --    $    9,357   $    7,815    $       --    $    7,825
   Drilling
      operating expenses            7,877           --         7,894        8,093            --         8,223
                               ----------   ----------    ----------   ----------    ----------    ----------
   Gross profit (loss)         $    1,480   $       --    $    1,463   $     (278)   $       --    $     (398)
                               ==========   ==========    ==========   ==========    ==========    ==========


----------
(1) Operating expenses exclude depreciation and amortization, general and administrative expenses, and provision for doubtful accounts.

         Contract drilling revenue increased approximately $ 31.2 million, or 131%, to $54.9 million for the three months ended June 30, 2000, from $23.7 million for the three months ended June 30, 1999. This increase is due to an increase in revenue from domestic operations of $31.2 million which is the result of an increase in rig days worked of 2,836 or 93%, and an increase in the average revenue per day of $1,542. The increase in average revenue per day is due to higher dayrates and an increase in the percentage of turnkey drilling activity from 16% of total days worked during the three months ended June 30, 1999 to 19% for the same period in 2000.

         Drilling operating expenses increased by approximately $21.4 million, or 86%, to $46.3 million for the three months ended June 30, 2000, as compared to $24.9 million for the three months ended June 30, 1999. The increase is due to a $21.7 million increase in drilling operating expenses from domestic operations and is also a result of the increased level of activity discussed above partially offset by lower drilling operating expenses per day of $216. Drilling operating expenses per day were lower due primarily to overhead items being spread over more days worked.

         Turnkey contracts generally result in higher effective revenues per day worked than dayrate contracts. Gross profit margins per day worked on successful turnkey jobs are also generally better than under dayrate contracts, although we typically are required to bear additional operating costs (such as fuel costs) on turnkey contracts that would typically be paid by the customer under dayrate contracts. Revenues, operating expenses and, thus, gross profit (or loss) margins on turnkey contracts are affected by a number of variables, and include the depth of the well, geological complexities and the actual difficulties encountered in drilling the well.

         Depreciation and amortization expense increased by $528,000 or 6%, to $9.0 million for the three months ended June 30, 2000, compared to $8.5 million for the three months ended June 30, 1999. The increase is primarily due to increased depreciation attributable to capital expenditures during the last half of 1999 and 2000.

         General and administrative expenses increased by $180,000, or 10%, to $1.9 million for the three months ended June 30, 2000, from $1.7 million for the same period of 1999 due primarily to the increased level of operating activity.

         Interest income increased by $530,000 or 123% to $961,000 for the three months ended June 30, 2000, from $431,000 for the same period of 1999 due primarily to higher cash balances during the second quarter of 2000. Cash balances were higher as a result of the issuance of 13.0 million shares of common stock on April 4, 2000.

         The difference in interest expense for the three month periods ended June 30, 2000 and 1999 is negligible as the average outstanding debt balance was virtually the same.

Comparison of the Six Months Ended June 30, 2000 and 1999

          The following tables highlight rig days worked, contract drilling revenue and drilling operating expenses for our domestic and foreign operations for the six months ended June 30, 2000 and 1999.

                                        SIX MONTHS ENDED                         SIX MONTHS ENDED
                                          JUNE 30, 2000                           JUNE 30, 1999
                               -------------------------------------   -------------------------------------
                                DOMESTIC     FOREIGN                    DOMESTIC     FOREIGN
                               OPERATIONS   OPERATIONS      TOTAL      OPERATIONS   OPERATIONS      TOTAL
                               ----------   ----------    ----------   ----------   ----------    ----------
                                        (In thousands, except rig days worked and averages per day)
                                                               (Unaudited)
Rig days worked                    11,401           --        11,401        6,851          145         6,996

Contract drilling revenue      $  113,646   $       --    $  113,646   $   59,963   $    1,465    $   61,428
Drilling
   operating expenses(1)           96,216          167        96,383       58,773        2,010        60,783
                               ----------   ----------    ----------   ----------   ----------    ----------
Gross profit (loss)            $   17,430   $     (167)   $   17,263   $    1,190   $     (545)   $      645
                               ==========   ==========    ==========   ==========   ==========    ==========

Average per rig day worked
   Contract drilling revenue   $    9,968   $       --    $    9,968   $    8,752   $   10,103    $    8,780
   Drilling
      operating expenses            8,439           --         8,454        8,579       13,862         8,688
                               ----------   ----------    ----------   ----------   ----------    ----------
   Gross profit (loss)         $    1,529   $       --    $    1,514   $      173   $   (3,759)   $       92
                               ==========   ==========    ==========   ==========   ==========    ==========


----------
(1) Operating expenses exclude depreciation and amortization, general and administrative expenses, provision for doubtful accounts and unusual charges.

         Contract drilling revenue increased approximately $52.2 million, or 85%, to $113.6 million for the six months ended June 30, 2000, from $61.4 million for the six months ended June 30, 1999. The increase is primarily due to an increase in revenue from domestic operations of $53.7 million partially offset by a decrease in revenue from foreign operations of $1.5 million. Revenues from domestic operations increased due to an increase in rig days worked of 4,550 or 66% and an increase in the average revenue per day of $1,216. The increase in average revenue per day is due to higher dayrates. Revenue from foreign operations decreased due to a decrease in rig days worked of 145. The decrease in rig days worked is a direct result of the Company's completing its contracts late in the first quarter of 1999 and suspending all operations in Venezuela thereafter.

         Drilling operating expenses increased by approximately $35.6 million, or 59%, to $96.4 million for the six months ended June 30, 2000 as compared to $60.8 million for the six months ended June 30, 1999. The increase is primarily due to a $37.4 million increase in drilling operating expenses from domestic operations which is also a result of the increased level of activity discussed above partially offset by lower drilling operating expenses per day of $140. The decrease in operating expense per day is primarily the result of overhead items being spread over more days worked. Operating expenses for foreign operations decreased by $1.8 million resulting from the suspension of Venezuelan operations.

         Depreciation and amortization expense increased by $1.7 million, or 10%, to $17.9 million for the six months ended June 30, 2000 compared to $16.2 million for the six months ended June 30, 1999. The increase is primarily due to increased depreciation attributable to capital expenditures during 1999 and 2000.

         General and administrative expense increased by $379,000 or 11%, to $3.7 million for the six months ended June 30, 2000 from $3.3 million for the same period of 1999 due primarily to the increased level of operating activity.

         During the six months ended June 30, 1999 we wrote off $623,000 in deferred loan costs related to our former credit facility . This amount, net of the $203,000 in related taxes, is classified as an extraordinary item.

         Interest income increased by $291,000, or 34% to $1.1 million for the six months ended June 30, 2000, from $854,000 for the same period of 1999 due primarily to higher cash balances during the second quarter of 2000. Cash balances were higher as a result of the issuance of 13 million shares of common stock on April 4, 2000.

         The difference in interest expense for the six month periods ended June 30, 2000 and 1999 is negligible as the average outstanding debt was virtually the same.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the CIT Facility. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. On August 7, 2000, we had no outstanding balance under the CIT Facility and as such have no exposure at this time to a change in the interest rate.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 9, 2000, the annual meeting of our shareholders was held. At such meeting, the holders of common stock elected Frank M. Brown, William T. Donovan, and Thomas P. Richards as Class I Directors. The Directors will hold office until the Annual Meeting in 2003 and until successors are elected and qualified. The following details the number of votes for the election of these directors and the number of votes withheld.

                       Director             For         Withheld
                 ------------------     -----------     --------
                 Frank M. Brown         140,250,107     452,447
                 William T. Donovan     140,250,053     452,501
                 Thomas P. Richards     140,250,253     452,301

ITEM 5.  OTHER INFORMATION

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding our business strategy, plans, objectives, capital expenditures and beliefs of management for future operations and results, are forward-looking statements. Although we believe the expectations and beliefs reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are discussed in our Registration Statement on Form S-3 filed July 6, 2000, with the Securities and Exchange Commission.

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


                                         GREY WOLF, INC.



Date:    August 10, 2000                 By: /s/ David W. Wehlmann
                                             --------------------
                                             David W. Wehlmann
                                             Senior Vice President and
                                             Chief Financial Officer



Date:    August 10, 2000                 By: /s/ Merrie S. Costley
                                             --------------------
                                             Merrie S. Costley
                                             Vice President and Controller

                               INDEX TO EXHIBITS

    Exhibit
    Number               Description
    -------              -----------
     27.0            Financial Data Schedule