Form 10-Q
period 2000-09-30
GREY WOLF INC
filed 2000-11-09
CIK 320186

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000       Commission File Number 1-8226


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

The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at November 6, 2000 was 179,785,591.


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

                        GREY WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                             September 30,    December 31,
                                                                                 2000             1999
                                                                             -------------    ------------
                                                                              (Unaudited)
                               ASSETS
Current assets:
    Cash and cash equivalents                                                $      52,382    $     20,500
    Restricted cash - insurance deposits                                               762             762
    Accounts receivable, net of allowance of $1,800
      and $1,708, respectively                                                      55,197          37,002
    Prepaids and other current assets                                                4,314           2,374
                                                                             -------------    ------------
         Total current assets                                                      112,655          60,638
                                                                             -------------    ------------

Property and equipment:
    Land, buildings and improvements                                                 5,070           5,041
    Drilling equipment                                                             586,893         568,012
    Furniture and fixtures                                                           2,349           2,227
                                                                             -------------    ------------
         Total property and equipment                                              594,312         575,280
    Less: accumulated depreciation and amortization                               (217,832)       (190,919)
                                                                             -------------    ------------
         Net property and equipment                                                376,480         384,361

Other noncurrent assets                                                              6,957           7,847
                                                                             -------------    ------------
                                                                             $     496,092    $    452,846
                                                                             =============    ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                     $         590    $        831
    Accounts payable-trade                                                          28,416          21,231
    Accrued workers' compensation                                                    4,102           3,072
    Payroll and related employee costs                                               7,900           3,455
    Accrued interest payable                                                         5,663          11,177
    Other accrued liabilities                                                        3,628           4,519
                                                                             -------------    ------------
         Total current liabilities                                                  50,299          44,285
                                                                             -------------    ------------

Senior notes                                                                       249,419         249,354
Long-term debt, net of current maturities                                              252             608
Other long-term liabilities                                                          2,930           2,252
Deferred income taxes                                                               24,977          30,770

Commitments and contingent liabilities                                                  --              --

Shareholders' equity:
    Series B Junior Participating Preferred stock, $1 par value;
      250,000 shares authorized; none outstanding                                       --              --
    Common stock, $.10 par value; 300,000,000 shares
      authorized; 179,785,591 and 165,166,891 issued
      and outstanding, respectively                                                 17,979          16,516
    Additional paid-in capital                                                     325,197         270,527
    Cumulative comprehensive loss adjustments                                         (454)           (454)
    Accumulated deficit                                                           (174,507)       (161,012)
                                                                             -------------    ------------
         Total shareholders' equity                                                168,215         125,577
                                                                             -------------    ------------
                                                                             $     496,092    $    452,846
                                                                             =============    ============


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                      Three Months Ended          Nine Months Ended
                                                        September 30,               September 30,
                                                   ------------------------    ------------------------
                                                      2000          1999          2000          1999
                                                   ----------    ----------    ----------    ----------
Revenues:
     Contract drilling                             $   73,373    $   33,992    $  187,019    $   95,420

Costs and expenses:
     Drilling operations                               59,680        33,101       156,063        94,204
     Depreciation and amortization                      9,231         8,532        27,122        24,741
     General and administrative                         2,093         1,824         5,818         5,170
     Provision for doubtful accounts                       --           185            92           335
                                                   ----------    ----------    ----------    ----------
         Total costs and expenses                      71,004        43,642       189,095       124,450
                                                   ----------    ----------    ----------    ----------

Operating income (loss)                                 2,369        (9,650)       (2,076)      (29,030)

Other income (expense):
     Interest expense                                  (5,981)       (6,013)      (17,968)      (18,023)
     Interest income                                      935           326         2,080         1,180
     Gain (loss) on sale of assets                         18           275           114           535
     Other, net                                             4           (25)          (28)         (108)
                                                   ----------    ----------    ----------    ----------
         Other income (expense), net                   (5,024)       (5,437)      (15,802)      (16,416)
                                                   ----------    ----------    ----------    ----------

Loss before income taxes                               (2,655)      (15,087)      (17,878)      (45,446)

Income tax benefit                                       (324)       (3,627)       (4,383)      (12,680)
                                                   ----------    ----------    ----------    ----------

Loss before extraordinary item                         (2,331)      (11,460)      (13,495)      (32,766)

Extraordinary item, net of tax of $203                     --            --            --          (420)
                                                   ----------    ----------    ----------    ----------

Net loss                                           $   (2,331)   $  (11,460)   $  (13,495)   $  (33,186)
                                                   ==========    ==========    ==========    ==========

Basic and diluted net loss per
     common share                                  $     (.01)   $     (.07)   $     (.08)   $     (.20)
                                                   ==========    ==========    ==========    ==========

Basic and diluted weighted average
     shares outstanding                               179,726       165,127       174,543       165,090
                                                   ==========    ==========    ==========    ==========


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                             (Amounts in thousands)




                                                        Common                                Cumulative
                                                        Stock      Additional                Comprehensive
                                            Common     $.10 Par     Paid-in                      Loss
                                            Shares       Value      Capital      Deficit      Adjustments       Total
                                           ---------   ---------   ----------   ---------    -------------    ---------
Balance, December 31, 1998                   165,065   $  16,506   $  270,389   $(119,750)   $        (454)   $ 166,691

    Exercise of stock options                     94          10          130          --               --          140

    Comprehensive net loss                        --          --           --     (33,186)              --      (33,186)
                                           ---------   ---------   ----------   ---------    -------------    ---------

Balance, September 30, 1999
    (Unaudited)                              165,159   $  16,516   $  270,519   $(152,936)   $        (454)   $ 133,645
                                           =========   =========   ==========   =========    =============    =========

Balance, December 31, 1999                   165,167   $  16,516   $  270,527   $(161,012)   $        (454)   $ 125,577

    Issuance of common stock                  13,000       1,300       50,334          --               --       51,634

    Exercise of stock options                  1,619         163        2,926          --               --        3,089

    Tax benefit of stock
       option exercises                           --          --        1,410          --               --        1,410

    Comprehensive net loss                        --          --           --     (13,495)              --      (13,495)
                                           ---------   ---------   ----------   ---------    -------------    ---------

Balance, September 30, 2000
    (Unaudited)                              179,786   $  17,979   $  325,197   $(174,507)   $        (454)   $ 168,215
                                           =========   =========   ==========   =========    =============    =========


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                      Nine Months Ended
                                                                        September 30,
                                                                  ------------------------
                                                                     2000          1999
                                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $  (13,495)   $  (33,186)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization                                   27,122        24,741
      Deferred income taxes                                           (5,793)      (12,005)
      Tax benefit of stock option exercises                            1,410            --
      Gain on sale of assets                                            (114)         (535)
      Foreign exchange loss                                               28           108
      Provision for doubtful accounts                                     92           335
      Extraordinary item, net of tax                                      --           420
   Net effect of changes in assets and liabilities
      related to operating accounts                                  (12,432)       (1,631)
                                                                  ----------    ----------
      Cash used in operating activities                               (3,182)      (21,753)
                                                                  ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                  (19,247)       (2,748)
   Proceeds from sale of property and equipment                          120         1,033
                                                                  ----------    ----------
      Cash used in investing activities                              (19,127)       (1,715)
                                                                  ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                          346           161
   Repayment of long-term debt                                          (878)         (838)
   Financing costs                                                        --          (832)
   Proceeds from exercise of stock options                             3,089           140
   Issuance of common stock                                           51,634            --
   Redemption of Series A preferred stock                                 --          (305)
                                                                  ----------    ----------
      Cash provided by (used in) financing activities                 54,191        (1,674)
                                                                  ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  31,882       (25,142)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        20,500        45,895
                                                                  ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   52,382    $   20,753
                                                                  ==========    ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID FOR INTEREST:                                           $   22,522    $   22,517
                                                                  ==========    ==========
CASH PAID FOR TAXES:                                              $       --    $       --
                                                                  ==========    ==========


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      GENERAL

         The accompanying unaudited consolidated financial statements have been prepared by Grey Wolf, Inc. (the "Company" or "Grey Wolf") and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 2000 and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results for any other period or for the year as a whole. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)      SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," basic earnings per share is based on weighted average shares outstanding without any dilutive effects considered and diluted earnings per share reflects dilution from all contingently issuable shares, including options, warrants and convertible securities. The Company incurred net losses for the three and nine months ended September 30, 2000 and 1999 and have, therefore, excluded certain securities from the computation of diluted earnings per share as the effect would be anti-dilutive.

         Securities excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2000 that could potentially dilute basic earnings per share in the future were options to purchase 7.4 million shares. There were 7.2 million shares excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 1999.

Foreign Currency

         Venezuela has a highly inflationary economy as defined by SFAS No. 52 "Foreign Currency Translation." As such, the Company's functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in foreign currency are re-measured to U.S. dollars at the rate of exchange in effect at the end of the period. Items of income and expense and other non-monetary amounts are re-measured at historical rates. Gains or losses on foreign currency re-measurement are included in other income (expense), net in the consolidated statements of operations. During the three and nine month periods ended September 30, 2000, the Company recognized foreign exchange gains of $4,000 and losses of $28,000, respectively. During the three and nine month periods ended September 30, 1999, the Company recognized foreign exchange losses of $25,000 and $108,000, respectively.

Recent Accounting Pronouncement

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company will adopt SFAS No. 133 for our fiscal year beginning January 1, 2001 and the Company believes that the adoption of the provisions of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

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

(4)      LONG-TERM DEBT

         On January 14, 1999, the Company entered into a senior secured revolving credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility"), replacing its previous $50.0 million facility. The CIT Facility provides the Company with the ability to borrow up to the lesser of $50.0 million or 50% of the orderly liquidation value (as defined in the agreement) of marketable drilling rig equipment located in the 48 contiguous United States. The CIT Facility is a four year revolving facility with periodic interest payments at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.5% or prime plus .25% to 1.5%. The CIT Facility provides up to $10.0 million available for letters of credit. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and the letters of credit accrue a fee of 1.25% per annum. In addition, the CIT Facility contains certain affirmative and negative covenants including a minimum appraisal value of the drilling rigs and related equipment plus certain financial covenants which take effect if the Company's cash on hand and borrowing capacity under the CIT Facility falls below $25.0 million. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool for other purposes. The Company currently has no borrowings outstanding under the CIT Facility and $3.5 million outstanding under letters of credit. At September 30, 2000, $46.5 million of borrowing capacity was available under the CIT Facility.

         With the closing of the CIT Facility in the first quarter of 1999, the Company recognized a non-cash extraordinary loss of $420,000, net of the applicable tax benefit of $203,000, related to the write-off of deferred financing costs associated with the Company's previous facility.

         The Company has $250.0 million in principal amount of senior notes ("Notes") outstanding at September 30, 2000. The Notes issued in June 1997 and May 1998 bear interest at 87/8% per annum and mature July 1, 2007. The Notes are general unsecured senior obligations of the Company and are guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. All fees and expenses incurred at the time of issuance are being amortized over the life of the Notes.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The Notes are not redeemable at the option of the Company prior to July 1, 2002. On or after such date, the Company will have the option to redeem the Notes in whole or in part during the twelve month periods beginning July 1, 2002 at 104.4375%, beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at 101.4792% and beginning July 1, 2005 and thereafter at 100.0000% together with any interest accrued and unpaid to the redemption date. Upon a Change of Control as defined in the Indentures, each holder of the Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at a purchase price equal to 101.000% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The following table sets forth the Company's operations based on the geographic areas in which it operates.


                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                     ------------------------    ------------------------
                                        2000          1999          2000          1999
                                     ----------    ----------    ----------    ----------
                                           (In thousands)             (In thousands)
                                            (Unaudited)                (Unaudited)
Revenues:
     Domestic                        $   73,373    $   33,992    $  187,019    $   93,956
     Foreign                                 --            --            --         1,464
                                     ----------    ----------    ----------    ----------
                                     $   73,373    $   33,992    $  187,019    $   95,420
                                     ==========    ==========    ==========    ==========

Operating income (loss):
     Domestic                        $    2,428    $   (9,473)   $   (1,849)   $  (27,997)
     Foreign                                (59)         (177)         (227)       (1,033)
                                     ----------    ----------    ----------    ----------
                                     $    2,369    $   (9,650)   $   (2,076)   $  (29,030)
                                     ==========    ==========    ==========    ==========


                                        September 30,       December 31,
                                             2000               1999
                                        -------------       ------------
         Total assets:
              Domestic                  $     492,125       $    448,469
              Foreign                           3,967              4,377
                                        -------------       ------------
                                        $     496,092       $    452,846
                                        =============       ============


         For the nine months ended September 30, 2000 and 1999, operating income
(loss) above includes the provision for doubtful accounts from domestic operations of $92,000 and $335,000, respectively. For the three months ended September 30, 1999, operating income (loss) above includes the provision for doubtful accounts from domestic operations of $185,000. There were no such items recorded in foreign operations.

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(7)      SHAREHOLDERS' EQUITY

         On April 4, 2000, the Company completed an offering of 13,000,000 shares of its common stock which yielded net proceeds to the Company of $51.6 million. The shares were purchased by the underwriter for $4.00 per share and the underwriter advised the Company that the shares were resold to the public at a price of $4.125 per share. The proceeds from the issuance of the shares of common stock, net of offering costs are expected to be used to purchase top drive units, for capital expenditures to return some of the Company's rigs to marketed status when market conditions justify their reactivation and for general corporate purposes, including working capital.

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

GENERAL

         We are a leading provider of contract land drilling services in the United States with a domestic fleet of 120 rigs. In addition, we operate one non-owned rig for a third party. This brings our total domestic fleet to 121, of which 85 rigs are currently marketed.

Rig Activity

         Beginning in the first quarter of 1998 and continuing through most of the second quarter of 1999, industry-wide demand for land drilling services deteriorated and the average number of our rigs working also declined. Since the second quarter of 1999, however, activity has steadily improved with an average of 77 rigs working in the third quarter 2000 representing the fifth consecutive quarter of improvement.

         The table below shows the average number of our rigs working in our core domestic markets during the periods indicated:

                       1999                                   2000
       -------------------------------------        ------------------------
       Q-1    Q-2    Q-3    Q-4    Full Year        Q-1    Q-2    Q-3    Oct
       ---    ---    ---    ---    ---------        ---    ---    ---    ---
       42     33     44     59        45            61     65     77     81

         Through the first month of the fourth quarter of 2000, we had an average of 81 rigs working. This compares to an average of 65 rigs working in the second quarter of 2000 and 44 rigs working in the third quarter of 1999. Since the second quarter of 1999, we have reactivated 25 drilling rigs bringing the marketed fleet to a total of 85. Work is currently underway to reactivate four additional rigs, increasing the number of marketed rigs to 89 by year end 2000.

Drilling Contract Bid Rates

         In addition to increasing rig activity, there have been significant increases in the dayrates we receive for our services. From a low bid range of $5,500 to $6,000 per day (excluding fuel cost) during the second quarter of 1999, our leading edge bid rates have increased approximately 87% to a range of $9,500 to $12,000 per day (excluding fuel cost) in October 2000. These current bid rates have also increased approximately 19% from the rates bid at the end of July 2000.

         Demand for our premium drilling equipment and competent personnel continues to be strong and our customers are recognizing the value of having committed rigs for their drilling programs. We believe committing a certain number of our rigs under term contracts allows us to obtain higher than current market dayrates and transfer the risk of the market to our customers. To date, we have entered into four term contracts with terms of one to two years.

Entry into Rocky Mountain Market

         We signed a term contract for a two-year commitment in Wyoming for our ultra-deep drilling rig 558. The rig will be utilized for drilling operations in the Madden Deep Unit of Wyoming's Wind River Basin. The start up of drilling operations, which is expected in the second quarter of 2001, will signal Grey Wolf's entry into the Rocky Mountain market. The contract is valued at an estimated $11.6 million. While this two-year contract stands on its own, we believe it also provides a solid operating base to pursue other opportunities in this region. We believe that the Rocky Mountain market fits our strategic plan of operating in the most prolific U.S. gas markets.

Turnkey and Footage Contract Activity

         Revenue generated from turnkey and footage contracts was approximately 33% of total revenue in the third quarter of 2000, compared with 30% during the second quarter of 2000 and 38% during the third quarter of 1999. Operating days worked on turnkey and footage contracts for the quarters ended September 30, 2000, June 30, 2000, and September 30, 1999 were 1,467, 1,103, and 818 days, respectively. EBITDA generated on turnkey and footage contracts for the third quarter of 2000 and 1999 and the second quarter of 2000 was approximately $2.0, $2.2, and $2.0 million, respectively. The revenue and EBITDA generated on turnkey or footage contracts varies widely based upon a number of factors, including the location of the contracted work as well as the depth and level of complexity of the wells drilled. The demand for drilling services under turnkey and footage contracts is, however, greater during periods of overall lower demand and there can be no assurance that we will be able to maintain the current level of revenue derived from turnkey and footage contracts.

Financial Results

         The third quarter of 2000 marks the fifth consecutive quarter of improvement in operating results from our low in the second quarter of 1999. Net losses declined from $11.5 million in the third quarter of 1999 and $5.5 million in the second quarter of 2000 to $2.3 million in the third quarter of 2000. This reflected the improved utilization of our drilling rigs working under daywork and turnkey contracts as well as increases in the rates received for our services. If the current utilization and dayrate trends continue, we expect fourth quarter of 2000 net income to be breakeven.

FINANCIAL CONDITION AND LIQUIDITY

         The following table summarizes our financial position as of September 30, 2000 and December 31, 1999.

                                                  SEPTEMBER 30, 2000          DECEMBER 31, 1999
                                                 ---------------------      ---------------------
                                                        (UNAUDITED)
                                                                  (IN THOUSANDS)

                                                   Amount          %          Amount          %
                                                 ----------      -----      ----------      -----
         Working capital                         $   62,356         14      $   16,353          4
         Property and equipment, net                376,480         84         384,361         94
         Other noncurrent assets                      6,957          2           7,847          2
                                                 ----------     ------      ----------      -----
                  Total                          $  445,793        100      $  408,561        100
                                                 ==========     ======      ==========      =====

         Long-term debt                          $  249,671         56      $  249,962         61
         Other long-term liabilities                 27,907          6          33,022          8
         Shareholders' equity                       168,215         38         125,577         31
                                                 ----------     ------      ----------      -----
                  Total                          $  445,793        100      $  408,561        100
                                                 ==========     ======      ==========      =====

         The significant changes in our financial position from December 31, 1999 to September 30, 2000 are the increases in working capital and shareholders' equity of $46.0 million and $42.6 million, respectively, and the decrease in property and equipment, net of $7.9 million. The increase in working capital is primarily due to a $31.9 million increase in our cash balance as the result of a common stock offering which yielded net proceeds of $51.6 million and an $18.2 million increase in our accounts receivable balance due to the increase in operating activity. Shareholders' equity increased primarily as a result of the stock offering noted above and stock option exercises of $4.5 million partially offset by our net loss of $13.5 million. The change in property and equipment, net is primarily due to $27.1 million in depreciation expense offset by $19.2 million of capital expenditures.

         On April 4, 2000, we completed an offering of 13,000,000 shares of our common stock which yielded us net proceeds of $51.6 million. The shares were purchased by the underwriter for $4.00 per share and the underwriter advised us that the shares were resold to the public at a price of $4.125 per share. The net proceeds from the issuance of the shares of common stock are expected to be used to purchase top drive units, for capital expenditures to return some of our rigs to marketed status when market conditions justify their reactivation and for general corporate purposes, including working capital.

         We maintain a senior secured revolving credit facility with the CIT Group/Business Credit, Inc. which provides us with the ability to borrow up to the lesser of $50.0 million or 50% of the orderly liquidation value, as defined in the CIT Facility, of marketable drilling rig equipment located in the 48 contiguous United States. The initial term of the CIT Facility is for four years expiring January 14, 2003, with automatic annual renewals thereafter unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. The CIT Facility provides us with up to $10.0 million available for letters of credit. The amounts used for letters of credit decrease the borrowing base of the CIT Facility by the amount of such letters of credit. Interest under the CIT Facility accrues at a variable rate, using (at our election) either prime plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. Letters of credit accrue a fee of 1.25% per annum and we pay a commitment fee of 0.375% per annum on the average unused portion of the lender's commitments. Indebtedness under the CIT Facility is secured by an exclusive security interest in substantially all of our assets and our domestic subsidiaries' assets and by our guarantees and certain of our wholly-owned subsidiaries guarantees. We, however, retain the option, subject to a minimum appraisal value, to extract $75.0 million of the equipment out of the collateral pool for other purposes. To date, there have been no borrowings under the CIT Facility. At September 30, 2000, we had $46.5 million of borrowing capacity available under the CIT Facility, net of outstanding letters of credit of $3.5 million.

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

         We also owe a total of $250.0 million in principal amount under our 87/8% senior notes due 2007 (the "Senior Notes"). While the principal is not due until 2007, semi-annual interest payments of approximately $11.1 million are due on January 1 and July 1 of each year. For the nine months ended September 30, 2000, our operating and investing activities consumed net cash flow. To the extent we are unable to generate cash flow sufficient to pay debt service and meet our other cash needs, including capital expenditures, we could be required to use our cash on hand. At November 6, 2000, our cash balance was $55.2 million.

         The net cash provided by or used in our operating, investing and financing activities is summarized below:

                                                   NINE MONTH PERIOD ENDED
                                                        SEPTEMBER 30,
                                                   -----------------------
                                                     2000           1999
                                                   --------       --------
                                                       (In thousands)
                                                        (Unaudited)
         Net cash provided by (used in):
              Operating activities                 $ (3,182)      $(21,753)
              Investing activities                  (19,127)        (1,715)
              Financing activities                   54,191         (1,674)
                                                   --------       --------
         Net increase (decrease) in cash           $ 31,882       $(25,142)
                                                   ========       ========

         Our cash flows from operating activities are affected by a number of factors including the number of rigs under contract and whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow generated from operating activities during the first nine months of 2000 was $9.3 million (before changes in operating assets and liabilities) compared to cash used in operating activities during the first nine months of 1999 of $20.1 million (before changes in operating assets and liabilities). This change is principally due to a 70% increase in operating days and an increase in per day gross profit margins between the two periods. Our cash flows from operating activities were also impacted by changes in operating assets and liabilities which used $12.4 million and $1.6 million in cash flow for the nine months ended September 30, 2000 and 1999, respectively.

         Cash flow used in investing activities for the nine months ended September 30, 2000 primarily consisted of $19.2 million of capital expenditures for rig maintenance, top drives, and reactivating rigs. Cash flow used in investing activities for the nine month period ended September 30, 1999 was negligible as a result of cost cutting measures employed to conserve cash.

         Cash flow provided by financing activities for the nine months ended September 30, 2000 consisted principally of net proceeds of $51.6 million and $3.1 million from the sale of common stock and from stock option exercises, respectively, partially offset by $532,000 net repayment of long-term lease obligations. Cash flow used in financing activities for the nine months ended September 30, 1999 primarily consisted of financing costs of $832,000 related to the CIT Facility, net repayments of long-term lease obligations of $667,000, and $305,000 for the redemption of all outstanding shares of Series A preferred stock.

         As mentioned previously, capital expenditures for the nine months ended September 30, 2000 were $19.2 million. Capital expenditures for the fourth quarter of 2000 are estimated to be between $9.0 million and $11.0 million depending upon the level of activity and the number of rigs ultimately reactivated. Work is currently underway to reactivate four rigs by the end of the year 2000, all of which are under contract. The cost to return these four rigs to service is included in the capital expenditures estimated for the fourth quarter of 2000 and will increase our marketed rig count to 89. Estimated capital expenditures for the fourth quarter of 2000 also include approximately $3.7 million for the acquisition of three additional top drives and approximately $2.5 million for rig 558. As discussed previously, rig 558 will be deployed in the Rocky Mountain market to begin drilling operations during the second quarter of 2001.

         Excluding the four rigs we expect to return to service by year end, we have 32 additional rigs in the United States which can be placed in service based on demand. We estimate that the idle fleet can be brought into service for a capital investment of between $500,000 and $4.5 million each, excluding drill pipe. The actual cost of returning rigs to marketed status will depend on the extent to which component parts were used from the rigs, the extent to which we choose to upgrade the rigs before returning them to service, and customer requirements.

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

Foreign Exchange

         Although we suspended operations in Venezuela in the first quarter of 1999, historically, operations were performed there by us pursuant to drilling contracts under which payments to us were denominated in United States Dollars but payable in Venezuelan currency at a floating exchange rate. We have not, during the nine months ended September 30, 2000 entered into any currency hedges to protect us from foreign currency losses. During the nine months ended September 30, 2000 and 1999, we recognized foreign exchange losses of $28,000 and $108,000, respectively. (See Note 2 "Significant Accounting Policies - Foreign Currency" to the Consolidated Financial Statements).

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2000 and 1999

         The following tables highlight rig days worked, contract drilling revenue and drilling operating expenses for our domestic and foreign operations for the three months ended September 30, 2000 and 1999.

                                                  THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                   SEPTEMBER 30,2000                 SEPTEMBER 30, 1999
                                         ----------------------------------   ----------------------------------
                                          DOMESTIC     FOREIGN                 DOMESTIC     FOREIGN
                                         OPERATIONS   OPERATIONS     TOTAL    OPERATIONS   OPERATIONS     TOTAL
                                         ----------   ----------    -------   ----------   ----------    -------
                                              (In thousands, except rig days worked and averages per day)
                                                                     (Unaudited)
Rig days worked                               7,041           --      7,041        4,023           --      4,023
Contract drilling revenue                $   73,373   $       --    $73,373   $   33,992   $       --    $33,992
Drilling operating
        expenses(1)                          59,623           57     59,680       33,030           71     33,101
                                         ----------   ----------    -------   ----------   ----------    -------
Gross profit (loss)                      $   13,750   $      (57)   $13,693   $      962   $      (71)   $   891
                                         ==========   ==========    =======   ==========   ==========    =======

Average per rig day worked
   Contract drilling revenue             $   10,421   $       --    $10,421   $    8,449   $       --    $ 8,449
   Drilling operating
        expenses                              8,468           --      8,476        8,210           --      8,228
                                         ----------   ----------    -------   ----------   ----------    -------
   Gross profit                          $    1,953   $       --    $ 1,945   $      239   $       --    $   221
                                         ==========   ==========    =======   ==========   ==========    =======

----------
(1) Operating expenses exclude depreciation and amortization, general and administrative expenses, and provision for doubtful accounts.

         Contract drilling revenue increased approximately $39.4 million, or 116%, to $73.4 million for the three months ended September 30, 2000, from $34.0 million for the three months ended September 30, 1999. This increase is the result of an increase in rig days worked of 3,018 or 75%, and an increase in the average revenue per day of $1,972. The increase in average revenue per day is due primarily to higher dayrates.

         Drilling operating expenses increased by approximately $26.6 million, or 80%, to $59.7 million for the three months ended September 30, 2000, as compared to $33.1 million for the three months ended September 30, 1999. The increase is also a result of the increased level of activity discussed above. Drilling operating expenses per day increased $248 due to wage increases of 5% on July 1, 2000 and 14% on August 31, 2000. Exclusive of wage increases, drilling operating expenses per day were lower due primarily to overhead items being allocated over more days worked.

         Depreciation and amortization expense increased by $699,000 or 8%, to $9.2 million for the three months ended September 30, 2000, compared to $8.5 million for the three months ended September 30, 1999. The increase is primarily due to increased depreciation attributable to capital expenditures during the last half of 1999 and the first nine months of 2000.

         General and administrative expenses increased by $269,000, or 15%, to $2.1 million for the three months ended September 30, 2000, from $1.8 million for the same period of 1999 due primarily to the increased level of operating activity.

         Interest income increased by $609,000 or 187% to $935,000 for the three months ended September 30, 2000, from $326,000 for the same period of 1999 due primarily to higher cash balances during the third quarter of 2000. Cash balances were higher as a result of the issuance of 13.0 million shares of common stock on April 4, 2000 which netted the Company $51.6 million.

         The difference in interest expense for the three month periods ended September 30, 2000 and 1999 is negligible as the average outstanding debt balance was virtually the same.

Comparison of the Nine Months Ended September 30, 2000 and 1999

          The following tables highlight rig days worked, contract drilling revenue and drilling operating expenses for our domestic and foreign operations for the nine months ended September 30, 2000 and 1999.

                                                  NINE MONTHS ENDED                  NINE MONTHS ENDED
                                                   SEPTEMBER 30,2000                  SEPTEMBER 30, 1999
                                         ----------------------------------   ----------------------------------
                                          DOMESTIC     FOREIGN                 DOMESTIC     FOREIGN
                                         OPERATIONS   OPERATIONS     TOTAL    OPERATIONS   OPERATIONS     TOTAL
                                         ----------   ----------    -------   ----------   ----------    -------
                                              (In thousands, except rig days worked and averages per day)
                                                                     (Unaudited)
Rig days worked                              18,442           --     18,442       10,874          145     11,019

Contract drilling revenue                $  187,019   $       --   $187,019   $   93,956   $    1,464    $95,420
Drilling operating
        expenses(1)                         155,839          224    156,063       91,806        2,078     93,884
                                         ----------   ----------    -------   ----------   ----------    -------
Gross profit (loss)                      $   31,180   $     (224)   $30,956   $    2,150   $     (614)   $ 1,536
                                         ==========   ==========    =======   ==========   ==========    =======

Average per rig day worked
   Contract drilling revenue             $   10,141   $       --    $10,141   $    8,640   $   10,097    $ 8,660
   Contract operating
        expenses                              8,450           --      8,462        8,443       14,331      8,521
                                         ----------   ----------    -------   ----------   ----------    -------
   Gross profit (loss)                   $    1,691   $       --    $ 1,679   $      197   $   (4,234)   $   139
                                         ==========   ==========    =======   ==========   ==========    =======

----------
(1) Operating expenses exclude depreciation and amortization, general and administrative expenses, provision for doubtful accounts, and unusual charges.

         Contract drilling revenue increased approximately $91.6 million, or 96%, to $187.0 million for the nine months ended September 30, 2000, from $95.4 million for the nine months ended September 30, 1999. The increase is primarily due to an increase in revenue from domestic operations of $93.1 million offset by a decrease in revenue from foreign operations of $1.5 million. Revenues from domestic operations increased due to an increase in rig days worked of 7,568 or 70% and an increase in the average revenue per day of $1,501. The increase in average revenue per day is due to higher dayrates. Revenue from foreign operations decreased due to a decrease in rig days worked of 145. The decrease in rig days worked is a direct result of the Company's completing its contracts late in the first quarter of 1999 and suspending all operations in Venezuela thereafter.

         Drilling operating expenses increased by approximately $62.2 million, or 66%, to $156.1 million for the nine months ended September 30, 2000 as compared to $93.9 million for the nine months ended September 30, 1999. The increase is primarily due to a $64.0 million increase in drilling operating expenses from domestic operations which is also a result of the increased level of activity discussed above offset by lower drilling operating expenses from foreign operations of $1.9 million. Foreign operations drilling operating expenses decreased as a result of suspending operations in Venezuela late in the first quarter of 1999. Drilling operating expenses per day decreased by $59 for the nine months ended September 30, 2000 when compared to the same period in 1999. This decrease is the result of overhead items being spread over more days worked offset by wage increases of 5% on July 1, 2000 and 14% on August 31, 2000.

         Depreciation and amortization expense increased by $2.4 million, or 10%, to $27.1 million for the nine months ended September 30, 2000 compared to $24.7 million for the nine months ended September 30, 1999. The increase is primarily due to increased depreciation attributable to capital expenditures during the last half of 1999 and the first nine months of 2000.

         General and administrative expense increased by $648,000 or 13%, to $5.8 million for the nine months ended September 30, 2000 from $5.2 million for the same period of 1999 due primarily to the increased level of operating activity.

         During the nine months ended September 30, 1999 we wrote off $623,000 in deferred loan costs related to our former credit facility. This amount, net of the $203,000 in related taxes, is classified as an extraordinary item.

         Interest income increased by $900,000, or 76% to $2.1 million for the nine months ended September 30, 2000, from $1.2 million for the same period of 1999 due primarily to higher cash balances during the second and third quarters of 2000. Cash balances were higher as a result of the issuance of 13.0 million shares of common stock on April 4, 2000 which netted the Company $51.6 million.

         The difference in interest expense for the nine month periods ended September 30, 2000 and 1999 is negligible as the average outstanding debt was virtually the same.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the CIT Facility. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. On November 6, 2000, we had no outstanding balance under the CIT Facility and as such have no exposure at this time to a change in the interest rate.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding our business strategy, plans, objectives, capital expenditures and beliefs of management for future operations and results, are forward-looking statements. Although we believe the expectations and beliefs reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include:


o fluctuations in prices and demand for oil and gas;

o fluctuations in levels of oil and gas exploration and development activities;

o fluctuations in the demand for contract land drilling services;

o the existence and competitive responses of our competitors;

o technological changes and developments in the industry;

o the existence of operating risks inherent in the contract land drilling industry; and

o U.S. and global economic conditions.

         Our forward-looking statements speak only as of the date of this Report. Grey Wolf expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations or with regard to any change in events, conditions or circumstances on which our forward-looking statements are based.

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


                                         GREY WOLF, INC.



Date:    November 9, 2000                By:  /s/ David W. Wehlmann
                                              ----------------------------------
                                              David W. Wehlmann
                                              Senior Vice President and Chief
                                                  Financial Officer



Date:    November 9, 2000                By:  /s/ Merrie S. Costley
                                              ----------------------------------
                                              Merrie S. Costley
                                              Vice President and Controller

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 27.0          Financial Data Schedule