Form 10-K405
period 2000-12-31
GREY WOLF INC
filed 2001-03-21
CIK 320186

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-8226

                                 GREYWOLF LOGO

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 12, 2001, 180,415,151 shares of the Registrant's common stock were outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the closing price on the American Stock Exchange on March 12, 2001 of $6.96 was approximately $1.1 billion.

     The following documents have been incorporated by reference into the Parts of this Report indicated: Certain sections of the Registrant's definitive proxy statement for the Registrant's 2000 Annual Meeting of shareholders which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the Registrant's fiscal year ended December 31, 2000, are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Grey Wolf, Inc. is a leading provider of contract land drilling services in the United States with a domestic fleet of 121 rigs at March 12, 2001, of which 90 rigs are marketed and 31 rigs are held in inventory. Included in the domestic and marketed fleet is one non-owned rig that we operate for a third party. We also maintain a fleet of five inventory rigs in Venezuela, giving us a total fleet of 126 rigs. Our customers include independent producers and major oil and gas companies. We conduct our operations through our subsidiaries.

     Grey Wolf, Inc. is a Texas corporation formed in 1980. Our principal office is located at 10370 Richmond Avenue, Suite 600, Houston, TX 77042, and our telephone number is (713) 435-6100. Our website address is www.gwdrilling.com.

BUSINESS STRATEGY

     Within the framework of a very cyclical industry, our business philosophy is to maximize shareholder value during periods of increasing demand and mitigate risk during periods of reduced demand. We attempt to achieve this by:

     - delivering quality service to our customers;

     - maintaining a leading position in our core domestic markets;

     - balancing utilization and dayrates while trying to maintain a high level of utilization for our marketed rigs;

     - enhancing cash-flow through our turnkey and trucking operations and use of our top drives;

     - controlling costs and maintaining capital spending discipline;

     - maintaining a premium fleet of equipment with bias toward deep drilling for natural gas;

     - using term contracts to provide enough cash flow to cover incremental capital expenditures;

     - searching for new market opportunities primarily in North America, where we believe our quality fleet of rigs would be able to generate attractive returns; and

     - searching for potential acquisition candidates that we believe would be accretive.

     During 2001, it is our goal to improve liquidity and reduce our net debt position through the execution of our business strategy.

INDUSTRY OVERVIEW

     Our business is highly cyclical. It depends on the level of drilling activity by oil and gas exploration and production companies. The number of wells they chose to drill is strongly influenced by past trends in oil and gas prices, current prices, and their outlook for future oil and gas prices.

     Land drilling was active in 1997 with a domestic rig count, reported by industry sources, of 850 rigs on December 31, 1997. Also in 1997, the average price of natural gas, delivered at Henry Hub was approximately $2.49 per mmbtu and the average price of West Texas Intermediate crude was approximately $20.61 per barrel. However, beginning in late 1997, oil and gas prices begin to drop and these lower commodity prices extended into 1999. The price of West Texas Intermediate crude dropped to a low of $10.72 in December 1998 and the price of natural gas dropped to a low of $1.63 in February 1999. As a result, land drilling activity declined with a reported historical low domestic rig count of 380 rigs on April 23, 1999.

     Oil and natural gas prices rose sharply in 2000 and 2001. The average price of natural gas for 2000 was $4.32 per mmbtu and for the period from January 1, 2001 through March 12, 2001 was $6.54. The average price of West Texas Intermediate crude for 2000 was $30.26 per barrel and for the period from January 1, 2001 through March 12, 2001 was $29.24.

     As a result of the increase in commodity prices, the domestic land rig count climbed to 966 on March 9, 2001. This represents an increase in the domestic land rig count of 154% since the low in April 1999 and of 14% since December 31, 1997.

     Overall, the land drilling industry is still fragmented and very competitive. However, there has been significant consolidation within the industry since 1996 and further consolidation continues in 2001. Based on industry sources, we maintained a combined market share of 22% in our four core domestic markets at March 1, 2001.

IMPROVING CONDITIONS

     Like the domestic land drilling industry at large, our drilling activity declined substantially in 1998 and the first half of 1999. However, our business began improving at the end of the second quarter of 1999 and that trend has continued into 2001. We recorded net income of $5.0 million for the fourth quarter of 2000, which represented our first profitable quarter since the first quarter of 1998. This profitable quarter was the result of working more rigs, higher dayrates and corresponding higher margins.

     The improving business has allowed us to put more of our inventory rigs to work and maintain a high level of utilization for our marketed rigs. We currently have 90 marketed rigs and for the period from January 1, 2001 through March 12, 2001, we averaged 88 rigs working. The average number of rigs working is up from an average of 83 rigs working during the fourth quarter of 2000 and an average of 59 rigs working during the fourth quarter of 1999.

     In addition, our current daywork bid rates are $11,500 to $15,000 per day without fuel and without top drives. This is a 93% increase from the leading edge bid rates of $6,500 to $7,200 in early March 2000. These bid rates have also surpassed the high bid rates reached in late 1997 by as much as $4,000 per day.

     Our margins have been positively impacted by the increase in dayrates and number of rigs working. We generated a margin of $3,285 per day for the fourth quarter of 2000 compared to $982 per day for the same period in 1999, an increase of $2,303 per day, or 235%. The fourth quarter of 2000 margin also surpassed the fourth quarter of 1997 benchmark margin of $2,495 per day, by $790 per day, or 32%.

     Current market conditions will have to be maintained for us to remain profitable. How our drilling operations were affected by industry conditions is summarized below under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

DOMESTIC OPERATIONS

     At March 12, 2001, we had a total domestic rig fleet of 121 rigs: 90 marketed and 31 inventory. We currently conduct our operations in the following domestic drilling markets:

     - Ark-La-Tex;

     - Gulf Coast;

     - Mississippi/Alabama;

     - South Texas; and

     - Rocky Mountain.

     We refer to the Ark-La-Tex, Gulf Coast, Mississippi/Alabama and South Texas markets as our "core domestic markets," because substantially all of our rigs are located in those markets. We conduct our operations primarily in core domestic markets which we believe have historically had greater utilization rates and dayrates than the combined total of all other domestic markets. This is in part due to the heavy concentration of natural gas reserves in these markets. During 2000, approximately 95% of the wells we drilled for our customers were drilled in search of natural gas. Natural gas reserves are typically found in deeper geological formations and generally require premium equipment and quality crews to drill the wells. As discussed further below, we entered the Rocky Mountain market through a long-term contract for our largest rig.

     Ark-La-Tex Division. Our Ark-La-Tex division provides drilling services primarily in the Ark-La-Tex market which consists of Northeast Texas, Northern Louisiana and Southern Arkansas, and the Mississippi/ Alabama market. We currently have 29 marketed rigs in this division which consists of 10 diesel electric rigs, two mechanical trailer-mounted rigs, and 17 mechanical rigs. Our Ark-La-Tex division also operates a fleet of 27 trucks which are used exclusively to move our rigs.

     We had an average of 22 rigs working in our Ark-La-Tex division during 2000. Daywork contracts generated approximately 82% of our revenues in this division, while turnkey and footage contracts generated the remaining 18%. The average revenue per rig day worked by the division during 2000 was $8,708. Based on industry sources, we had the second largest number of operating rigs in the Ark-La-Tex market, or a market share of approximately 16%, as of March 1, 2001. At the same date, we had the second-leading position, or a market share of approximately 21%, in the Mississippi/Alabama market.

     Gulf Coast Division. Our Gulf Coast division provides drilling services in Southern Louisiana and along the upper Texas Gulf Coast. We currently have 30 marketed rigs in this division which consists of 24 diesel electric rigs, one mechanical trailer-mounted rig, and five mechanical rigs.

     We had an average of 22 rigs working in our Gulf Coast division during 2000. Daywork contracts generated approximately 57% of our revenues in this division, while turnkey and footage contracts generated the remaining 43%. The average revenue per rig day worked by the division during 2000 was $11,901. Based on industry sources, we had the largest number of operating rigs in this market, or a market share of approximately 27% as of March 1, 2001.

     South Texas Division. We believe that trailer-mounted rigs and 1,500 to 2,000 horsepower diesel electric rigs are in highest demand in this market. Trailer-mounted rigs are relatively more mobile than conventional rigs, thus decreasing the time and expense to the customer of moving the rig to and from the drillsite. Under ordinary conditions, trailer-mounted rigs are capable of drilling an average of two 10,000 foot wells per month. We believe we operate the largest trailer-mounted rig fleet in this market. We currently have 31 marketed rigs in this division, including one non-owned rig that we operate for a third party. The marketed rigs consist of 14 diesel electric rigs, 11 mechanical trailer-mounted rigs, and six mechanical rigs. The South Texas division also operates a fleet of 35 trucks which are used exclusively to move our rigs.

     We had an average of 27 rigs working in our South Texas division during 2000. Daywork contracts generated approximately 73% of our revenues in this division, while turnkey and footage contracts generated the remaining 27%. The average revenue per rig day worked by the division during 2000 was $10,106. Based on industry sources, we had the largest number of operating rigs in this market, or a market share of approximately 24%, as of March 1, 2001.

     Rocky Mountain Division. In October 2000, we signed a term contract for a two-year commitment in Wyoming for our ultra-deep drilling rig 558. The rig will be utilized for drilling operations in the Madden Deep Unit of Wyoming's Wind River Basin. The start up of drilling operations, which is expected in the second quarter of 2001, will signal Grey Wolf's entry into the Rocky Mountain market. The contract is expected to generate revenue of $11.6 million over the two-year term. We believe this entry provides a solid operating base to pursue other opportunities in this region and that the Rocky Mountain market fits our strategic plan of operating in the most prolific U.S. gas markets.

VENEZUELAN OPERATIONS

     The downturn in the industry which began in late 1997 had a negative impact on the Venezuelan market. As such, in March 1999, our operations in Venezuela were suspended. To date, there has been little improvement in the Venezuelan market and our rigs remain idle. We may in the future continue operations in Venezuela, bring the Venezuelan rigs to the United States or sell the Venezuelan operations, based upon market conditions and demand.

INVENTORY RIGS

     We categorize a rig that is not currently being marketed by us as an "inventory rig." At March 12, 2001, 31 of our domestic rigs, or approximately 26% of our domestic rig fleet, were inventory rigs. We also have five inventory rigs located in Venezuela.

     Within the framework of our business strategy and as demand warrants, we plan to reactivate additional inventory rigs. As these rigs are reactivated, we intend to upgrade the rigs with the latest technology, which could include new solids control systems, larger mud pumps for better hydraulics, disk brakes, and digital drilling systems. The actual cost to reactivate these rigs will depend on the specific customer requirements and the extent to which we choose to upgrade the rigs. For information concerning our current estimates of the costs to return our inventory rigs to marketed status, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Financial Condition and Liquidity."

     The actual number of inventory rigs reactivated during 2001 and in the future will depend on many factors, including our estimation of existing and anticipated demand and dayrates, our success in bidding for domestic contracts, including term contracts, and the timing of the reactivations.

CONTRACTS

     Our contracts for drilling oil and gas wells are obtained either through competitive bidding or as a result of negotiations with customers. Contract terms offered by us are generally dependent on the complexity and risk of operations, on-site drilling conditions, type of equipment used and the anticipated duration of the work to be performed. Generally, domestic drilling contracts are for a single well, while foreign drilling contracts are for multiple wells or a specified term. The majority of domestic drilling contracts are typically subject to termination by the customer on short notice, usually upon payment of a fee. Recently, however, we have entered into a number of term contracts to provide drilling services on a daywork basis ranging in length from six months to two years. These term contracts include a per day termination rate approximately equal to the daily margin on each contract. Foreign drilling contracts generally require longer notice periods for termination and may also require that the customer pay for the mobilization and demobilization costs. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis.

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

     The risks to us under a turnkey contract are substantially greater than on a well drilled on a daywork basis because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies, cost escalation and personnel. We employ or contract for engineering expertise to analyze seismic, geologic and drilling data to identify and reduce many of the drilling risks assumed by us. We use the results of this analysis to evaluate the risks of a proposed contract and seek to account for such risks in our bid preparation. We believe that our operating experience, qualified drilling personnel, risk management program, internal engineering expertise and access to proficient third party engineering contractors have allowed us to reduce the risks inherent in turnkey drilling operations. We also maintain insurance coverage against some but not all drilling hazards.

     Footage Contracts. Under footage contracts, we are paid a fixed amount for each foot drilled, regardless of the time required or the problems encountered in drilling the well. We typically pay more of the out-of-pocket costs associated with footage contracts compared with daywork contracts. Similar to a turnkey contract, the risks to us on a footage contract are greater because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies, cost escalation and personnel. As with turnkey contracts, we manage this additional risk through the use of engineering expertise and bid the footage contracts accordingly. We also maintain insurance coverage against certain drilling hazards.

CUSTOMERS AND MARKETING

     Our contract drilling customers include independent producers and major oil and gas companies. We primarily market our drilling rigs on a regional basis through employee sales representatives. These sales representatives utilize personal contacts and industry periodicals and publications to determine which operators are planning to drill oil and gas wells in the immediate future. Once we have been placed on the "bid list" for an operator, we will typically be given the opportunity to bid on all future wells for that operator in the area.

     From time to time we also enter into informal, nonbinding commitments with our customers to provide drilling rigs for future periods at agreed upon rates plus fuel and mobilization charges, if applicable, and escalation provisions. This practice is customary in the land drilling business during times of tightening rig supply. Although neither we nor the customer are legally required to honor these commitments, we strive to satisfy such commitments in order to maintain good customer relations.

     During late 2000 and 2001, we entered into a number of term contracts with our customers ranging in length from six months to two years. The practical effect of these term contracts is to protect us for the duration of the contract from having the rig remain idle and from unexpected declines in dayrates for our rigs. Conversely, our customers benefit from term contracts by the assured availability of a rig to meet their drilling schedule, and from contractual protection against exposure to rapid increases in dayrates under well-by-well drilling contracts. These term contracts are priced on a fixed, dayrate basis which allow us to recover the incremental capital expenditures on the rigs under term contracts and provide an acceptable rate of return on capital employed. We intend to continue to enter into additional term contracts from time to time based upon market conditions.

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

     Our insurance coverage for property damage to our rigs and drilling equipment is based on our estimate, as of June 2000 of the cost of comparable used equipment to replace the insured property. There is a deductible on rigs of $850,000 in the aggregate over an eighteen month policy period (with a sublimit of up to $575,000 per claim in respect of such aggregate limit) to be comprised of losses otherwise recoverable thereafter in excess of a $50,000 maintenance deductible. There is a $10,000 deductible per occurrence on other equipment.

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

     We also maintain insurance coverage to protect against certain hazards inherent in our turnkey and footage contract drilling operations. This insurance covers "control of well" (including blowouts above and below the surface), cratering, seepage and pollution and care, custody and control. Our current insurance provides $500,000 coverage per occurrence for care, custody and control, and coverage per occurrence for control of well, cratering, seepage and pollution associated with drilling operations of either $10.0 million or $20.0 million, depending upon the area in which the well is drilled and its target depth. Each form of coverage provides for a deductible that we must meet, as well as a maximum limit of liability. Each casualty is an occurrence, and there may be more than one such occurrence on a well, each of which would be subject to a separate deductible.

SIGNIFICANT ACQUISITIONS AND SALES

     Over the period from August 1996 through February 1998, we completed 13 transactions acquiring 100 land drilling rigs, of which 67 were marketed and 33 were inventoried at the time of acquisition. During that same period of time, the Company sold six land drilling rigs and its 65% joint venture interest in nine additional rigs.

     Murco Acquisition. Included in the transactions discussed above is the Murco Acquisition. In January 1998, we acquired all of the outstanding common stock of Murco Drilling Corporation ("Murco") for $60.8 million in cash. At closing, Murco had net liabilities of approximately $4.5 million. We funded this stock purchase through the use of working capital and $30.0 million of borrowings under our bank credit facility. Murco operated ten drilling rigs in the Ark-La-Tex and Mississippi/Alabama regions. The rigs acquired consisted of two 1,500 horsepower Silicon Controlled Rectifier ("SCR") rigs, one 1,000 horsepower SCR rig, one 800 horsepower SCR rig and six mechanical rigs with horsepower ratings from 650 to 1,500.

     Sale of Eastern Division Assets. Also included in the transactions discussed above is the sale of the Eastern Division assets. In February 1998, we signed a definitive agreement to sell all of the rigs and drilling related equipment of our Eastern Division located in Ohio to Union Drilling, Inc. for $2.4 million. The sale closed in steps as each of the rigs completed its drilling contract with the last transaction being completed in March 1998. The Eastern division's rig fleet consisted of six 450 horsepower mechanical rigs.

CERTAIN RISKS

     Our business is subject to a number of risks and uncertainties, the most important of which are listed below:

     Our business can be adversely affected by low oil and gas prices and expectations of low prices.

     As a supplier of land drilling services, our business depends on the level of drilling activity by oil and gas exploration and production companies operating in the geographic markets where we operate. The number of wells they choose to drill is strongly influenced by past trends in oil and gas prices, current prices, and their outlook for future oil and gas prices. Low oil and gas prices, or the perception among oil and gas companies that future prices are likely to decline, can materially and adversely affect us in many ways, including:

     - our revenues, cash flows and earnings;

     - the fair market value of our rig fleet;

     - our ability to maintain or increase our borrowing capacity;

     - our ability to obtain additional capital to finance our business and make acquisitions, and the cost of that capital; and

     - our ability to retain skilled rig personnel who we would need in the event of an upturn in the demand for our services.

     Oil and gas prices have been volatile historically and, we believe, will continue to be so in the future. Many factors beyond our control affect oil and gas prices, including:

     - weather conditions in the United States and elsewhere;

     - economic conditions in the United States and elsewhere;

     - actions by OPEC, the Organization of Petroleum Exporting Countries;

     - political stability in the Middle East and other major producing regions;

     - governmental regulations, both domestic and foreign;

     - the pace adopted by foreign governments for exploration of their national reserves;

     - the price of foreign imports of oil and gas; and

     - the overall supply and demand for oil and gas.

  We operate in a highly competitive, fragmented industry in which price competition is intense.

     The drilling contracts we compete for are usually awarded on the basis of competitive bids. Pricing and rig availability are the primary factors considered by our potential customers in determining which drilling contractor to select. We believe other factors are also important. Among those factors are:

     - the type and condition of drilling rigs;

     - the quality of service and experience of rig crews;

     - the safety record of the rig;

     - the offering of ancillary services; and

     - the ability to provide drilling equipment adaptable to, and personnel familiar with, new technologies and drilling techniques.

     While we must generally be competitive in our pricing, our competitive strategy generally emphasizes the quality of our equipment, the safety record of our rigs and the experience of our rig crews to differentiate us from our competitors. This strategy is less effective as lower demand for drilling services intensifies price competition and makes it more difficult for us to compete on the basis of factors other than price. In all of the markets in which we compete an over supply of rigs can cause greater price competition.

     Contract drilling companies compete primarily on a regional basis, and the intensity of competition may vary significantly from region to region at any particular time. If demand for drilling services improves in a region where we operate, our competitors might respond by moving in suitable rigs from other regions. An influx of rigs from other regions could rapidly intensify competition and make any improvement in demand for drilling rigs short-lived.

  We face competition from many competitors with greater resources.

     Certain of our competitors have greater financial and human resources than do we. Their greater capabilities in these areas may enable them to:

     - better withstand periods of low rig utilization;

     - compete more effectively on the basis of price and technology;

     - retain skilled rig personnel; and

     - build new rigs or acquire and refurbish existing rigs so as to be able to place rigs into service more quickly than us in periods of high drilling demand.

 Our drilling operations involve inherent risks of loss which if not insured or indemnified against could adversely affect our results of operations and financial condition.

     Our business is subject to the many hazards inherent in the land drilling business including the risks of:

     - blowouts;

     - fires and explosions;

     - collapse of the borehole;

     - lost or stuck drill strings; and

     - damage or loss from natural disasters.

     We attempt to obtain indemnification from our customers by contract for certain of these risks under daywork contracts but are not always able to do so. We also seek to protect ourselves from some but not all operating hazards through insurance coverage.

     If these drilling hazards occur they can produce substantial liabilities to us from, among other things:

     - suspension of drilling operations;

     - damage to the environment;

     - damage to, or destruction of our property and equipment and that of others;

     - personal injury and loss of life; and

     - damage to producing or potentially productive oil and gas formations through which we drill.

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

 Our operations are subject to domestic and foreign environmental laws that may expose us to liabilities for noncompliance which may adversely affect us.

     Many aspects of our operations are subject to domestic and foreign laws and regulations. For example, our drilling operations are typically subject to extensive and evolving laws and regulations governing:

     - environmental quality;

     - pollution control; and

     - remediation of environmental contamination.

     Our operations are often conducted in or near ecologically sensitive areas, such as wetlands which are subject to special protective measures and which may expose us to additional operating costs and liabilities for noncompliance with applicable laws. The handling of waste materials, some of which are classified as hazardous substances, is a necessary part of our operations. Consequently, our operations are subject to stringent regulations relating to protection of the environment and waste handling which may impose liability on us for our own noncompliance and, in addition, that of other parties without regard to whether we were negligent or otherwise at fault. We may also be exposed to environmental or other liabilities originating from businesses and assets which we purchased from others. Compliance with applicable laws and regulations may require us to incur significant expenses and capital expenditures which could have a material and adverse effect on our operations by increasing our expenses and limiting our future contract drilling opportunities.

  Recent improvements in demand for our rigs may not be sustained.

     Volatility in oil and gas prices can produce wide swings in the levels of overall drilling activity in the markets we serve and affect the demand for our drilling services and the dayrates we can charge for our rigs. Pronounced downturns in oil and gas prices can adversely affect our business.

     We believe our operating and financial performance illustrates this risk. Oil and gas prices generally dropped beginning in late 1997, with generally lower commodity prices extending well into 1999. Beginning in the first quarter of 1998, drilling activity in the markets we serve also dropped significantly, and we experienced significant declines both in the average number of rigs working and in the rates we could charge for them. The average number of our rigs working in our core domestic markets was 87 during the first quarter of 1998 but declined to an average of 45 for the year 1999. Our average revenue per rig day worked was $9,407 in the first quarter of 1998, declining to $7,825 for the quarter ended June 30, 1999.

     While market conditions have improved in 2000 and into 2001, future demand for our rigs may decline and we can offer you no assurance otherwise. If drilling activity increases further in the areas where we operate, we cannot assure you that demand for our rigs will also increase.

 In addition to trade liabilities, we have $250.0 million of principal amount indebtedness under our senior notes with semi-annual interest payments of approximately $11.1 million.

     We are indebted for a total of $250.0 million in principal amount under our 8 7/8% Senior Notes due 2007. Semi-annual interest payments on the senior notes of approximately $11.1 million are due on January 1 and July 1 of each year. Although market conditions have improved considerably and our operating activities provided net cash sufficient to pay our debt service obligations for the year ended December 31, 2000, there can be no assurances that current market conditions will continue or that we will be able to generate sufficient cash flow in the future.

     Our ability in the future to meet our debt service obligations and reduce our total indebtedness will depend on a number of factors including:

     - oil and gas prices;

     - demand for our drilling services;

     - whether our business strategy is successful;

     - levels of interest rates; and

     - other financial and business factors that affect us.

     Many of these factors are beyond our control.

     If we do not generate sufficient cash flow to pay debt service and repay principal in the future, we will likely be required to use one or more of the following measures:

     - further diminish our cash balances;

     - use our existing credit facility;

     - obtain additional external financing;

     - refinance our indebtedness; and

     - sell our assets.

 We have had only one profitable year since 1991.

     While we returned to profitability during the fourth quarter of 2000, we have a history of losses with our only profitable year since 1991 being 1997 in which we had net income of $10.2 million. Whether we are able to remain profitable in the future will depend on many factors, but primarily on whether we are able to maintain high utilization rates for our rigs and the rates we charge for them. Whether we can achieve those goals will largely depend on oil and gas prices which are beyond our control.

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

     The indentures under which we issued our senior notes contain restrictions on our ability and the ability of certain of our subsidiaries to engage in certain types of transactions. These restrictive covenants may adversely affect our ability to pursue business acquisitions and rig refurbishments. These include covenants prohibiting or limiting our ability to:

     - incur additional indebtedness;

     - pay dividends or make other restricted payments;

     - sell material assets;

     - grant or permit liens to exist on our assets;

     - enter into sale and lease-back transactions;

     - enter into certain mergers, acquisitions and consolidations;

     - make certain investments;

     - enter into transactions with related persons; and

     - engage in lines of business unrelated to our core land drilling business.

     Our senior secured credit facility also contains covenants restricting our ability and our subsidiaries' ability to undertake many of the same types of transactions, and contains financial ratio covenants. They may also limit our ability to respond to changes in market conditions. Our ability to meet the financial ratio covenants of our credit agreement can be affected by events and conditions beyond our control and we may be unable to meet those tests.

     Our senior secured credit facility contains default terms that effectively cross default with the indentures covering our senior notes. If we breach the covenants in the indentures it could cause our default under our senior notes, and also under our senior secured credit agreement, and possibly under other then outstanding debt obligations owed by us or our subsidiaries. If the indebtedness under our senior secured credit agreement or other indebtedness owed by us or our subsidiaries is more that $10.0 million and is not paid when due, or is accelerated by the holders of the debt, then an event of default under the indenture covering our senior notes would occur. If circumstances arise in which we are in default under our various credit agreements, our cash and other assets may be insufficient to repay our indebtedness and that of our subsidiaries.

  We could be adversely affected if shortages of equipment, supplies or personnel occur.

     While we are not currently experiencing any shortages, from time to time there have been shortages of drilling equipment and supplies which we believe could reoccur. During periods of shortages, the cost and delivery times of equipment and supplies are substantially greater. In the past, in response to such shortages, we have formed alliances with various suppliers and manufacturers that enabled us to reduce our exposure to price increases and supply shortages. Although we have formed many informal supply alliances with equipment manufacturers and suppliers and are attempting to establish arrangements to assure adequate availability of certain necessary equipment and supplies on satisfactory terms, there can be no assurance that we will be able to do so or to maintain existing alliances. Shortages of drilling equipment or supplies could delay and adversely affect our ability to return to service our inventory rigs and obtain contracts for our marketed rigs, which could have a material adverse effect on our financial condition and results of operations.

     Although we have not encountered material difficulty in hiring and retaining qualified rig crews, such shortages are occurring in the industry. We may experience shortages of qualified personnel to operate our rigs, which could have a material adverse effect on our financial condition and results of operations.

  Our existing dividend policy and contractual restrictions limit our ability to pay dividends.

     We have never declared a cash dividend on our common stock and do not expect to pay cash dividends on our common stock for the foreseeable future. We expect that all cash flow generated from our operations in the foreseeable future will be retained and used to develop or expand our business, pay debt service and reduce outstanding indebtedness. Furthermore, the terms of our senior secured credit facility prohibit the payment of dividends without the prior written consent of the lenders and the terms of the indentures under which our senior notes are issued also restrict our ability to pay dividends under certain conditions.

 Certain provisions of our organizational documents, securities and credit agreements have anti-takeover effects which may prevent our shareholders from receiving the maximum value for their shares.

     Our articles of incorporation, bylaws and securities and credit agreements contain certain provisions intended to delay or prevent entirely a change of control transaction not supported by our board of directors, or which may have that general effect. These measures include:

     - classification of our board of directors into three classes, with each class serving a staggered three year term;

     - giving our board of directors the exclusive authority to adopt, amend or repeal our bylaws and thus prohibiting shareholders from doing so;

     - requiring our shareholders to give advance notice of their intent to submit a proposal at the annual meeting; and

     - limiting the ability of our shareholders to call a special meeting and act by written consent.

     Additionally, the indentures under which our senior notes are issued, require us to offer to repurchase all senior notes then outstanding at a purchase price equal to 101% of the principal amount of the senior notes plus accrued and unpaid interest to the date of purchase in the event that we become subject to a change of control, as defined in the indentures. This feature of the indentures could also have the effect of discouraging potentially attractive change of control offers.

     In addition, we have adopted a shareholder rights plan which may have the effect of impeding a hostile attempt to acquire control of us.

 Large amounts of our common stock may be resold into the market in the future which could cause the market price of our common stock to drop significantly, even if our business is doing well.

     If we issue a significant amount of common stock, convertible preferred stock or warrants, the market price of our common stock may be adversely affected.

     As of March 12, 2001, 180.4 million shares of our common stock were issued and outstanding. Of these shares, 137.9 million or 76.4% are freely tradeable. The remaining 42.5 million shares, or 23.6% of our issued and outstanding common stock are restricted shares, but are available for resale in the public market under our currently effective registration statements or exemptions from the registration requirements of the Securities and Exchange Commission. In addition, as of March 12, 2001, we had issued options to purchase 7.8 million shares of common stock and these options are currently exercisable for 3.5 million shares of common stock. The market price of our common stock could drop significantly if future sales of substantial amounts of our common stock occur, or if the perception exists that substantial sales may occur.

EMPLOYEES

     At March 12, 2001, we had approximately 2,300 employees. None of our employees are subject to collective bargaining agreements, and we believe our employee relations are satisfactory.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding our business strategy, plans, objectives, capital expenditures and beliefs of management for future operations and results, are forward-looking statements. Although we believe the expectations and beliefs reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include:

     - fluctuations in prices and demand for oil and gas;

     - fluctuations in levels of oil and gas exploration and development activities;

     - fluctuations in the demand for contract land drilling services;

     - the existence and competitive responses of our competitors;

     - technological changes and developments in the industry;

     - the existence of operating risks inherent in the contract land drilling industry; and

     - U.S. and global economic conditions.

     Our forward-looking statements speak only as of the date specified in such statements or, if no date is stated, as of the date of this report. Grey Wolf expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or with regard to any change in events, conditions or circumstances on which our forward-looking statements are based. Please refer to "Certain Risks" listed above for additional information concerning risk factors that could cause actual results to differ from the forward looking statements.

ITEM 2. PROPERTIES

DRILLING EQUIPMENT

     A land drilling rig consists of engines, drawworks, a mast, substructure, pumps to circulate drilling fluid, blowout preventers, drill pipe and related equipment. The actual drilling capacity of a rig may be less than its rated drilling capacity due to numerous factors, including the length of the drill pipe on the rig. The intended well depth and the drill site conditions determine the amount of drill pipe and other equipment needed to drill a well. Generally, land rigs operate domestically with crews of five to six persons.

     Our rig fleet consists of several rig types to meet the demands of our customers in each of the markets we serve. Our rig fleet consists of two basic types of drilling rigs, mechanical and diesel electric. Mechanical rigs transmit power generated by a diesel engine directly to an operation (for example the drawworks or mud pumps on a rig) through a compound consisting of chains, gears and hydraulic clutches. Diesel electric rigs are further broken down into two subcategories, direct current rigs and SCR rigs. Direct current rigs transmit the power generated by a diesel engine to a direct current generator. This direct current electrical system then distributes the electricity generated to direct current motors on the drawworks and mud pumps. SCR rigs' diesel engines drive alternating current generators and this alternating current can be transmitted to use for rig lighting and rig quarters or converted to direct current to drive the direct current motors on the rig. We also own 19 mechanical rigs and one diesel electric rig that are trailer-mounted for greater mobility.

     We also utilize top drives in our drilling operations. A top drive allows drilling with 90-foot lengths of drill pipe rather than 30-foot lengths, thus reducing the number of required connections. A top drive also permits rotation of the drill string while tripping in or out of the hole. These characteristics increase drilling speed, personnel safety and drilling efficiency, and reduce the risk of the drill string sticking during operations. At March 12, 2001, we owned 10 top drives and expect delivery of two additional top drives by the end of the first quarter of 2001.

     We generally deploy our rig fleet among our divisions based on the types of rigs preferred by our customers for drilling in the geographic markets served by our divisions. The following table summarizes the rigs we own, which excludes the one non-owned rig we operate for a third party, as of March 12, 2001:

                                                MAXIMUM RATED DEPTH CAPACITY
                                      -------------------------------------------------
                                       UNDER       10,000'       15,000'      20,000'
                                      10,000'    TO 14,999'    TO 19,999'    AND DEEPER   TOTAL
                                      --------   -----------   -----------   ----------   -----
MARKETED
Ark-La-Tex
  Diesel Electric...................     --            1             5            4         10
  Trailer-Mounted...................     --            2            --           --          2
  Mechanical........................     --            6             7            4         17
Gulf Coast
  Diesel Electric...................     --           --             1           23         24
  Trailer-Mounted...................     --            1            --           --          1
  Mechanical........................     --            1             2            2          5
South Texas
  Diesel Electric...................     --            1             6            6         13
  Trailer-Mounted...................      2            9            --           --         11
  Mechanical........................     --            6            --           --          6
                                        ---          ---           ---          ---        ---
          Total Marketed............      2           27            21           39         89
INVENTORY
Domestic
  Diesel Electric...................     --           --             2           13         15
  Trailer-Mounted...................      1            2            --            1          4
  Mechanical........................     --            6             4            2         12
Venezuela
  Trailer-Mounted...................     --            2            --           --          2
  Mechanical........................     --            3            --           --          3
                                        ---          ---           ---          ---        ---
          Total Inventory...........      1           13             6           16         36
                                        ---          ---           ---          ---        ---
Total Rig Fleet.....................      3           40            27           55        125
                                        ===          ===           ===          ===        ===

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET DATA

     Our common stock is listed and traded on the American Stock Exchange ("AMEX") under the symbol "GW." The following table sets forth the high and low closing prices of our common stock on the AMEX for the periods indicated:

                                                                 HIGH        LOW
                                                                -------    -------
Period from January 1, 2001 to March 12, 2001...............    $6.9600    $5.0625
Year Ended December 31, 2000:
  Quarter ended March 31, 2000..............................     4.4375     2.8125
  Quarter ended June 30, 2000...............................     5.3125     3.1250
  Quarter ended September 30, 2000..........................     5.7500     3.9375
  Quarter ended December 31, 2000...........................     5.8750     3.6250
Year Ended December 31, 1999:
  Quarter ended March 31, 1999..............................     1.5000      .8125
  Quarter ended June 30, 1999...............................     2.6875     1.0625
  Quarter ended September 30, 1999..........................     3.6875     2.0625
  Quarter ended December 31, 1999...........................     3.3125     2.1875

     We have never declared or paid cash dividends on our common stock and do not expect to pay cash dividends in 2001 or for the foreseeable future. We anticipate that all cash flow generated from operations in the foreseeable future will be retained and used to develop or expand our business, pay debt service and reduce outstanding indebtedness. Any future payment of cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

     The terms of our credit facility with CIT prohibit the payment of dividends without the prior written consent of the lender and the terms of the Indentures under which our senior notes are issued also restrict our ability to pay dividends under certain conditions.

     On March 12, 2001, the last reported sales price of our common stock on the AMEX was $6.96 per share.

ITEM 6. SELECTED FINANCIAL DATA

                                                        YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                             2000       1999       1998       1997      1996
                                           --------   --------   --------   --------   -------
                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES.................................  $269,334   $147,203   $240,979   $215,923   $81,767
NET INCOME (LOSS)........................    (8,523)   (41,262)   (83,213)    10,218   (11,722)
NET INCOME (LOSS) PER COMMON SHARE
  -- BASIC AND DILUTED:..................      (.05)      (.25)      (.50)       .07      (.18)
TOTAL ASSETS.............................   510,866    452,846    501,303    533,752   117,819
SENIOR NOTES & OTHER LONG-TERM DEBT......   249,851    249,962    250,527    176,225    26,846
SERIES A PREFERRED STOCK -- MANDATORILY
  REDEEMABLE.............................        --         --        305        305       764

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements included elsewhere herein. All significant intercompany transactions have been eliminated.

GENERAL

     We are a leading provider of contract land drilling services in the United States with a domestic fleet of 121 rigs at March 12, 2001, of which 90 rigs are marketed and 31 rigs are held in inventory. Included in the domestic and marketed fleet is one non-owned rig that we operate for a third party. We also maintain a fleet of five inventory rigs in Venezuela, giving us a total fleet of 126 rigs.

  Rig Activity

     Beginning in the first quarter of 1998 and continuing through most of the second quarter of 1999, industry-wide demand for land drilling services deteriorated and the average number of our rigs working also declined. However, activity began improving at the end of the second quarter of 1999 and that trend has continued into 2001.

     The table below shows the average number of our rigs working in our core domestic markets during the periods indicated:

1998               1999                           2000               2001
----   ----------------------------   ----------------------------   -----
FULL                           FULL                           FULL   Q1 TO
YEAR   Q-1   Q-2   Q-3   Q-4   YEAR   Q-1   Q-2   Q-3   Q-4   YEAR   DATE
----   ---   ---   ---   ---   ----   ---   ---   ---   ---   ----   -----
72..   44    33    44    59    45     61    65    77    83    71     88

     We reactivated 24 drilling rigs since December 31, 1999 bringing our current marketed rig count to 90 rigs. For the period from January 1, 2001 to March 12, 2001 we had an average of 88 rigs working. This compares to an average of 83 rigs working in the fourth quarter of 2000 and 59 rigs working in the fourth quarter of 1999. In addition, work is currently underway to reactivate four rigs, which will increase the number of marketed rigs to 94 during the second quarter of 2001.

  Drilling Contract Bid Rates

     In addition to increasing rig activity, there have been significant increases in the dayrates we receive for our services. Our current daywork bid rates are $11,500 to $15,000 per day without fuel and without top drives. This is a 93% increase from the leading edge bid rates of $6,500 to $7,200 per day in early March 2000 and a 23% increase from the leading edge bid rates of $9,500 to $12,000 per day in October 2000. Current bid rates have also surpassed the high bid rates reached in late 1997 and early 1998 by as much as $4,000 per day. These bid rates will be realized in our financial results during the third quarter of 2001. Since December 31, 1999, we purchased seven top drives and are expecting delivery of two additional top drives by the end of the first quarter of 2001. The current bid rates for our top drives are $2,000 to $2,500 per day.

  Entry into Rocky Mountain Market

     We signed a term contract for a two-year commitment in Wyoming for our ultra-deep drilling rig 558 at a rate of $15,900 per day without fuel but including a top drive. The rig will be utilized for drilling operations in the Madden Deep Unit of Wyoming's Wind River Basin. The start up of drilling operations, which is expected in the second quarter of 2001, will signal Grey Wolf's entry into the Rocky Mountain market. The contract is expected to generate revenue of $11.6 million over the two year term. We believe this entry also provides a solid operating base to pursue other opportunities in this region and that the Rocky Mountain market fits our strategic plan of operating in the most prolific U.S. gas markets.

  Term Contracts

     Demand for our premium drilling equipment and competent personnel continues to be strong and our customers are recognizing the value of having committed rigs for their drilling programs. We believe committing a certain number of our rigs under term contracts allows us to obtain higher than current market dayrates. These term contracts also protect us for the duration of the contract from having the rig remain idle and from unexpected declines in dayrates for our rigs. Our objective with term contracts is to generate enough cash flow to recover the incremental capital expenditures and provide a an acceptable rate of return on capital employed.

     In addition to the term contract in Wyoming discussed previously, we have entered into 14 other term contracts with terms ranging from six months to two years at rates ranging from $9,500 per day to $15,700 per day without fuel and without top drives. All 15 term contracts are expected to generate total revenue of $87.5 million and an average daily operating margin of approximately $6,000. We earned revenue of approximately $3.2 million from the 15 term contracts in 2000 and expect the remaining $84.3 million of revenue to be earned as follows:
$39.1 million in 2001, $33.1 million in 2002 and $12.1 million in 2003.

  Turnkey and Footage Contract Activity

     Revenue generated from turnkey and footage contracts was approximately 18% of total revenue for the fourth quarter of 2000 compared to 33% for the third quarter of 2000. For the years ended December 31, 2000 and 1999, turnkey and footage revenue represented 30% and 39% of total revenue, respectively. The percentage of days worked on turnkey and footage contracts declined in the fourth quarter of 2000 to 12% of the total days worked when compared to 21% for the third quarter of 2000 and 19% for the year ended December 31, 1999. Consistent with the fourth quarter of 2000, we expect that turnkey and footage contracts will continue to represent approximately 12% to 15% of the total days worked in 2001.

     Turnkey and footage contracts generated earnings before interest, income taxes, depreciation and amortization, provision for asset impairment and unusual charges ("EBITDA") of $1.8 million in the fourth quarter of 2000 and $2.0 million in the third quarter of 2000. For the years ended December 31, 2000 and 1999, turnkey and footage contracts generated EBITDA of $9.6 million and $10.6 million, respectively.

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

  Financial Results

     We recorded net income of $5.0 million for the fourth quarter of 2000, which represented our first profitable quarter since the first quarter of 1998. These results compare to net losses of $2.3 million for the third quarter of 2000 and $8.1 million for the fourth quarter of 1999. Our improvement in the fourth quarter of 2000 was the direct result of working more rigs and obtaining higher dayrates, as discussed above.

     The increase in the number of rigs working and higher dayrates positively impacted our margins. We generated a margin of $3,285 per day for the fourth quarter of 2000 compared to $982 per day for the same period in 1999, an increase of $2,303 per day, or 235%.

FINANCIAL CONDITION AND LIQUIDITY

     The following table summarizes our financial position at December 31, 2000 and 1999.

                                                      DECEMBER 31, 2000    DECEMBER 31, 1999
                                                      ------------------   ------------------
                                                        AMOUNT       %       AMOUNT       %
                                                      ----------   -----   ----------   -----
                                                              (AMOUNTS IN THOUSANDS)
Working capital.....................................   $ 60,029      13     $ 16,353       4
Property and equipment, net.........................    386,861      85      384,361      94
Other noncurrent assets.............................      6,658       2        7,847       2
                                                       --------     ---     --------     ---
          Total.....................................   $453,548     100     $408,561     100
                                                       ========     ===     ========     ===
Long-term debt......................................   $249,851      55     $249,962      61
Other long-term liabilities.........................     30,281       7       33,022       8
Shareholders' equity................................    173,416      38      125,577      31
                                                       --------     ---     --------     ---
          Total.....................................   $453,548     100     $408,561     100
                                                       ========     ===     ========     ===

     The significant changes in our financial position from December 31, 1999 to December 31, 2000 are the increases in working capital and shareholders' equity of $43.7 million and $47.8 million, respectively. The increase in working capital is primarily due to a $31.1 million increase in our cash balance as the result of a common stock offering which yielded net proceeds of $51.6 million and a $24.8 million increase in our accounts receivable balance due to the increase in operating activity. The increase in cash and accounts receivable were partially offset by increases in accounts payable and accrued liabilities of $12.6 million also due to the increase in operating activity. Shareholders' equity increased primarily as a result of the stock offering noted above and proceeds received from stock option exercises of $4.7 million partially offset by our net loss of $8.5 million.

     On April 4, 2000, we completed an offering of 13,000,000 shares of our common stock which yielded us net proceeds of $51.6 million. The shares were purchased by the underwriter for $4.00 per share and the underwriter advised us that the shares were resold to the public at a price of $4.125 per share. The net proceeds from the issuance of the shares of common stock have been and are expected to continue to be used to purchase top drive units, for capital expenditures to return some of our rigs to marketed status when market conditions justify their reactivation and for general corporate purposes, including working capital.

     We owe a total of $250.0 million in principal amount under our senior notes. While the principal is not due until 2007, semi-annual interest payments of approximately $11.1 million are due on January 1 and July 1 of each year. For the year ended December 31, 2000, our operating activities and financing activities provided net cash, while our investing activities consumed net cash. Although we anticipate generating sufficient cash flow, to the extent we are unable to generate cash flow sufficient to pay debt service and meet our other cash needs, including capital expenditures, we would be required to use our cash on hand. However, it is our goal to improve liquidity and reduce our net debt position during 2001. At March 12, 2001, our cash balance was $42.9 million.

     The net cash provided by or used in our operating, investing and financing activities is summarized below (amounts in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000       1999        1998
                                                     --------   ---------   ---------
Net cash provided by (used in):
  Operating activities.............................  $ 15,812   $ (17,470)  $  30,799
  Investing activities.............................   (39,199)     (6,011)   (109,908)
  Financing activities.............................    54,456      (1,914)     71,378
                                                     --------   ---------   ---------
Net increase (decrease) in cash:...................  $ 31,069   $ (25,395)  $  (7,731)
                                                     ========   =========   =========

     Our cash flows from operating activities are affected by a number of factors including the number of rigs under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow generated from operating activities during the year ended December 31, 2000 was $27.2 million (before changes in operating assets and liabilities) compared to cash used in operating activities during the year ended December 31, 1999 of $21.9 million (before changes in operating assets and liabilities). This change is principally due to a 59% increase in operating days and an increase in per day gross profit margins between the two periods. Our cash flows from operating activities were also impacted by changes in operating assets and liabilities which used $11.3 million and provided $4.4 million in cash flow for the years ended December 31, 2000 and 1999, respectively. Our cash flows used in operating activities in 1999 (before changes in operating assets and liabilities) were lower than the cash flow provided by operating activities in 1998 of $20.2 million (before changes in operating assets and liabilities) due primarily to an overall decrease in operating activity in 1999 versus 1998. In 1999, cash flows provided by operating activities impacted by changes in operating assets and liabilities were also lower than the same cash flows in 1998 of $10.6 million.

     Cash flow used in investing activities for the year ended December 31, 2000 primarily consisted of $39.3 million of capital expenditures for reactivating rigs, rig maintenance, and top drives. Cash flow used in investing activities for the year ended December 31, 1999, primarily consisted of capital expenditures for rig maintenance. Cash flow used in investing activities for the year ended December 31, 1998 included the cash portion of the Murco Acquisition of $60.8 million, as well as capital expenditures of $49.1 million for rig refurbishments, drill pipe, and other capital maintenance.

     Cash flow provided by financing activities for the year ended December 31, 2000 consisted principally of net proceeds of $51.6 million and $3.2 million from the sale of common stock and from stock option exercises, respectively, partially offset by $397,000 net repayment of long-term lease obligations. Cash flow used in financing activities for the year ended December 31, 1999 primarily consisted of financing costs of $861,000 related to our senior secured revolving credit facility, net repayments of long-term lease obligations of $896,000, and $305,000 for the redemption of all outstanding shares of Series A preferred stock. Cash flow provided by financing activities for the year ended December 31, 1998, primarily consisted of net proceeds from the issuance of senior notes of $71.4 million and borrowings and repayments of long-term debt of $30.6 million and $31.3 million, respectively.

     Capital expenditures for the year ended December 31, 2000 were $39.2 million. Capital expenditures for 2001, including the cost of four top drives, maintenance capital, replacement drill pipe, large hauling trucks, and other equipment and upgrades, are anticipated to be between $30.0 million and $35.0 million. In addition, we will expend capital on inventory rigs that we reactivate. We currently anticipate reactivating between eight and twelve rigs in 2001. Work is currently underway to reactivate four inventory rigs that will go to work under term contracts. The total capital cost of reactivating inventory rigs is dependent upon the extent of upgrades, customer requirements and the ultimate number of rigs reactivated. Each of our inventory rigs can be brought into service for a capital investment of between $1.5 million and $4.5 million, including drill pipe, depending upon upgrades and customer requirements. These costs also include upgrades of the solids control systems as well as other upgrades to the latest technology.

CERTAIN CREDIT ARRANGEMENTS

     During the year ended December 31, 2000 our principal credit arrangements (other than customary trade credit and capital leases) consisted of a senior secured revolving credit facility and our 8 7/8% Senior Notes due 2007.

  CIT Facility

     On January 14, 1999, the Company entered into a new senior secured revolving credit facility with The CIT Group/Business Credit, Inc. ("the CIT Facility"), replacing its prior $50.0 million facility. The CIT Facility provides the Company with the ability to borrow up to the lesser of $50.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous United States.
The CIT Facility is a four year revolving facility with automatic renewals thereafter unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.5% or prime plus 0.25% to 1.5%. The CIT Facility provides up to $10.0 million available for letters of credit. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum. In addition, the CIT Facility contains certain affirmative and negative covenants. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility and it is also secured by our guarantees and certain of our wholly-owned subsidiaries guarantees. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool for other purposes. The Company currently has no borrowings outstanding under the CIT facility and had $5.7 million outstanding under letters of credit at December 31, 2000.

     Under the CIT facility the lender's commitments will be reduced by the amount of net cash proceeds received by us or our subsidiaries from sales or other dispositions of collateral in excess of $1.0 million individually or $2.0 million in the aggregate in any 12 month period (other than sales or other dispositions of certain types of inventory, rigs identified in the CIT facility as equipment held for sale and up to $75.0 million of rigs and accessories). In addition, mandatory prepayments would be required upon:

     - the receipt of net proceeds received by us or our subsidiaries from the incurrence of certain other debt or sales of debt or equity securities in a public offering or private placement, or;

     - the receipt of net cash proceeds by us or our subsidiaries from asset sales (including proceeds from sale of rigs identified in the credit agreement as equipment held for sale but excluding proceeds from dispositions of inventory in the ordinary course of business, and sales of up to $75.0 million of rigs and rig accessories, or;

     - the receipt of insurance proceeds on our assets in each case to the extent that such proceeds are in excess of $500,000 individually or $1.0 million in the aggregate in any twelve month period.

     Among the various covenants that we must satisfy under the CIT facility are the following two covenants which shall apply whenever our liquidity, defined as the sum of cash, cash equivalents and availability under the CIT facility, falls below $25.0 million.

     - 1 to 1 EBITDA coverage of debt service, tested monthly on a trailing 12 month basis; and

     - minimum tangible net worth (all as defined in the CIT facility) at the end of each quarter will be the prior year tangible net worth less $30.0 million adjusted for quarterly tests.

     Additionally, it will be a covenant default if the orderly liquidation value of our domestic drilling equipment (including inventoried rigs) falls below $150.0 million. Also, if the two month average rig utilization rate falls below 45%, the lender will have the option to request one additional appraisal per year to aid in determining the current orderly liquidation value of the drilling equipment. Prepayment would be required if the orderly liquidation value falls below the level specified above.

     The CIT facility also contains provisions restricting our ability to, among other things:

     - engage in new lines of business unrelated to our current activities;

     - enter into mergers or consolidations or asset sales or purchases (with specified exceptions);

     - incur liens or debts or make advances, investments or loans (in each case, with specified exceptions);

     - pay dividends or redeem stock (except for certain inter-company transfers);

     - prepay or materially amend any other indebtedness; and

     - issue any stock (other than common stock).

     Events of default under the CIT facility include, in addition to non-payment of amounts due, misrepresentations and breach of loan covenants and certain other events of default:

     - default with respect to other indebtedness in excess of $350,000;

     - judgements in excess of $350,000; or

     - a change in control (meaning that we cease to own 100% of our two principal subsidiaries, some person or group has either acquired beneficial ownership of 30% or more of the Company or obtained the power to elect a majority of our board of directors or our board of directors ceases to consist of a majority of "continuing directors" (as defined by the CIT facility).

  Senior Notes

     In June 1997 and May 1998, the Company concluded public offerings of $175.0 million and $75.0 million, respectively, in principal amount of the senior notes. The senior notes ("Notes") bear interest at 8 % per annum and mature July 1, 2007. The Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. In addition, non-guarantor subsidiaries are immaterial. All fees and expenses incurred at the time of issuance are being amortized over the life of the Notes.

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

     The indentures for the Notes permit us and our subsidiaries to incur additional indebtedness, including senior indebtedness of up to $100.0 million aggregate principal amount which may be secured by liens on all of our assets of and the assets of our subsidiaries, subject to certain limitations. The indentures contain other covenants limiting our ability and our subsidiaries to, among other things, pay dividends or make certain other restricted payments, make certain investments, incur additional indebtedness, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications.

RESULTS OF OPERATIONS

     The following tables highlight rig days worked, contract drilling revenues and drilling operating expenses for our daywork and turnkey operations for the years ended December 31, 2000, 1999 and 1998.

                                                        FOR THE YEAR ENDED DECEMBER 31, 2000
                                                       ---------------------------------------
                                                         DAYWORK        TURNKEY
                                                       OPERATIONS    OPERATIONS(2)     TOTAL
                                                       -----------   -------------   ---------
                                                            (AMOUNTS IN THOUSANDS, EXCEPT
                                                            AVERAGES PER RIG DAY WORKED)
Rig days worked......................................     21,533          4,574        26,107
Contract drilling revenue............................   $187,408        $81,926      $269,334
Drilling operating expenses(1).......................    141,799         71,398       213,197
                                                        --------        -------      --------
Gross profit (loss)..................................   $ 45,609        $10,528      $ 56,137
                                                        ========        =======      ========
Averages per rig day worked:
  Contract drilling revenue..........................   $  8,703        $17,911      $ 10,317
  Drilling operating expenses........................      6,585         15,610         8,167
                                                        --------        -------      --------
  Gross profit (loss)................................   $  2,118        $ 2,301      $  2,150
                                                        ========        =======      ========

                                                        FOR THE YEAR ENDED DECEMBER 31, 1999
                                                       ---------------------------------------
                                                         DAYWORK        TURNKEY
                                                       OPERATIONS    OPERATIONS(2)     TOTAL
                                                       -----------   -------------   ---------
                                                            (AMOUNTS IN THOUSANDS, EXCEPT
                                                            AVERAGES PER RIG DAY WORKED)
Rig days worked......................................     13,250          3,186        16,436
Contract drilling revenue............................   $ 89,863        $57,340      $147,203
Drilling operating expenses(1).......................     94,129         46,218       140,347
                                                        --------        -------      --------
Gross profit (loss)..................................   $ (4,266)       $11,122      $  6,856
                                                        ========        =======      ========
Averages per rig day worked:
  Drilling revenue...................................   $  6,782        $17,997      $  8,956
  Operating expenses.................................      7,104         14,507         8,539
                                                        --------        -------      --------
  Gross profit (loss)................................   $   (322)       $ 3,490      $    417
                                                        ========        =======      ========

                                                        FOR THE YEAR ENDED DECEMBER 31, 1998
                                                       ---------------------------------------
                                                         DAYWORK        TURNKEY
                                                       OPERATIONS    OPERATIONS(2)     TOTAL
                                                       -----------   -------------   ---------
                                                            (AMOUNTS IN THOUSANDS, EXCEPT
                                                            AVERAGES PER RIG DAY WORKED)
Rig days worked......................................     22,648          3,582        26,230
Contract drilling revenue............................   $188,719        $52,260      $240,979
Drilling operating expenses(1).......................    150,857         40,560       191,417
                                                        --------        -------      --------
Gross profit (loss)..................................   $ 37,862        $11,700      $ 49,562
                                                        ========        =======      ========
Averages per rig day worked:
  Contract drilling revenue..........................   $  8,333        $14,590      $  9,187
  Drilling operating expenses........................      6,661         11,324         7,298
                                                        --------        -------      --------
  Gross profit (loss)................................   $  1,672        $ 3,266      $  1,889
                                                        ========        =======      ========

---------------

(1) Drilling operating expenses exclude depreciation and amortization, general and administrative expenses, provision for doubtful accounts, and unusual charges including the provision for asset impairment.

(2) Turnkey operations include the results from turnkey and footage contracts.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2000 AND 1999

     Contract drilling revenue increased approximately $122.1 million, or 83%, to $269.3 million for the year ended December 31, 2000, from $147.2 million for the year ended December 31, 1999. The increase is due to an increase in total rig days worked of 9,671 days, or 59%, and an increase in the total average revenue per day of $1,361, or 15%. The increase in the total days worked is the result of increases in both daywork and turnkey drilling activity while the increase in the total average revenue per day is due primarily to higher dayrates received from daywork operations.

     Drilling operating expenses increased by approximately $72.9 million, or 52%, to $213.2 million for the year ended December 31, 2000, as compared to $140.3 million for the year ended December 31, 1999. The increase is the direct result of the overall increased level of activity from both daywork and turnkey operations discussed above and increases in wages. Operating expenses on a per day basis, however, decreased due to overhead items being spread over more days worked and a decrease in the percentage of turnkey days worked to total days worked from 19.4% in 1999 to 17.5% in 2000. Increases in crew wages of 5% on July 1, 2000 and 14% on August 31, 2000 were for the most part passed on to customers through higher dayrates.

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

     Depreciation and amortization expense increased by $2.8 million, or 8%, to $36.8 million for the year ended December 31, 2000 compared to $34.0 million for the year ended December 31, 1999. The increase is primarily due to additional depreciation attributable to capital expenditures during the last half of 1999 and during the year ended December 31, 2000.

     General and administrative expenses increased by $1.5 million, or 22%, to $8.1 million for the year ended December 31, 2000 compared to $6.7 million for the year ended December 31, 1999, due primarily to the increased level of our operating activity.

     During the year ended December 31, 1999, we recorded $320,000 in unusual charges. These unusual charges consisted entirely of severance costs.

     The difference in interest expense for the years ended December 31, 2000 and 1999 is negligible as the average outstanding debt balance was virtually the same.

     Interest income increased by $1.6 million, or 103%, to $3.1 million for the year ended December 31, 2000, from $1.5 million for the year ended December 31, 1999 due primarily to higher cash balances. Cash balances were higher as a result of the issuance of 13.0 million shares of common stock on April 4, 2000 which netted the Company $51.6 million.

     During the year ended December 31, 1999 we wrote off $623,000 in deferred loan costs related to our former credit facility. This amount, net of the $203,000 in related taxes, is classified as an extraordinary item.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998

     Contract drilling revenues decreased approximately $93.8 million, or 39%, to $147.2 million for the year ended December 31, 1999, from $241.0 million for the year ended December 31, 1998. The decrease is due to a reduction in total rig days worked of 9,794 days, or 37%, and a decrease in the total average revenue per day of $231, or 3%. The decrease in total rig days worked is due primarily to a reduction of 9,398 days from daywork operations. The decrease in average revenue per day is due to lower dayrates which were partially offset by an increase in the percentage of turnkey drilling activity from 12% of total days worked during 1998 to 19% of total days worked for 1999.

     Drilling operating expenses decreased by approximately $51.1 million, or 27%, to $140.3 million for the year ended December 31, 1999, as compared to $191.4 million for the year ended December 31, 1998. The decrease in drilling operating expenses is a direct result of the decrease in rig days worked of 9,794 which were partially offset by an increase in operating expense per day of $1,241. The increase in operating expense per day is a result of the greater percentage of turnkey days discussed previously as well as fixed overhead items being spread over fewer days worked.

     We completed our contracts in Venezuela late in the first quarter of 1999 and suspended operations in Venezuela thereafter. As a result, total contract drilling revenue from foreign operations declined to $1.5 million for the year ended December 31, 1999 compared to $8.7 million for the year ended December 31, 1998. In addition, drilling operating expenses from foreign operations decreased to $2.1 million for the year ended December 31, 1999 compared to $9.4 million for the year ended December 31, 1998.

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

FOREIGN EXCHANGE

     Although we suspended operations in Venezuela in the first quarter of 1999, historically, operations were performed there by us pursuant to drilling contracts under which payments to us were denominated in United States Dollars but were payable in Venezuelan currency at a floating exchange rate. We are not a party to any currency hedging arrangements and have not during the three-year period ending December 31, 2000 entered into any currency hedges to protect us from foreign currency losses. Instead, we have attempted to manage assets in foreign countries to minimize our exposure to currency fluctuations. During the years ended December 31, 2000 and 1999, we recognized foreign exchange losses of $30,000, 120,000 and $178,000, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on our CIT facility. Interest on borrowings under the CIT facility accrues at a variable rate, using (at our election) either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.5%, depending upon our debt service coverage ratio for the trailing 12 month period. On March 12, 2001 we had no outstanding balance under the CIT facility and as such have no exposure at this time to a change in the interest rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report................................   28
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   29
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999, and 1998.........................   30
Consolidated Statements of Shareholders' Equity and
  Comprehensive Income for the Years Ended December 31,
  2000, 1999, and 1998......................................   31
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999, and 1998.........................   32
Notes to Consolidated Financial Statements..................   33
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........   44

Schedules other than those listed above are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Grey Wolf, Inc.:

     We have audited the accompanying consolidated balance sheets of Grey Wolf, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grey Wolf, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                            KPMG LLP

Houston, Texas
February 12, 2001

                        GREY WOLF, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Current assets:
  Cash and cash equivalents.................................  $  51,569   $  20,500
  Restricted cash -- insurance deposits.....................        859         762
  Accounts receivable, net of allowance of $1,800 and
    $1,708, respectively....................................     61,729      37,002
  Prepaids and other current assets.........................      3,190       2,374
                                                              ---------   ---------
         Total current assets...............................    117,347      60,638
Property and equipment:
  Land, buildings and improvements..........................      5,103       5,041
  Drilling equipment........................................    606,762     568,012
  Furniture and fixtures....................................      2,464       2,227
                                                              ---------   ---------
         Total property and equipment.......................    614,329     575,280
  Less: accumulated depreciation and amortization...........   (227,468)   (190,919)
                                                              ---------   ---------
         Net property and equipment.........................    386,861     384,361
Other noncurrent assets.....................................      6,658       7,847
                                                              ---------   ---------
                                                              $ 510,866   $ 452,846
                                                              =========   =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt......................  $     545   $     831
  Accounts payable -- trade.................................     24,447      21,231
  Accrued workers' compensation.............................      4,805       3,072
  Payroll and related employee costs........................      6,795       3,455
  Accrued interest payable..................................     11,167      11,177
  Other accrued liabilities.................................      9,559       4,519
                                                              ---------   ---------
         Total current liabilities..........................     57,318      44,285
                                                              ---------   ---------
Senior notes................................................    249,440     249,354
Long-term debt, net of current maturities...................        411         608
Other long-term liabilities.................................      2,158       2,252
Deferred income taxes.......................................     28,123      30,770
Commitments and contingent liabilities......................         --          --
Shareholders' equity:
  Series B Junior Participating Preferred stock, $1 par
    value; 250,000 shares authorized, none outstanding......         --          --
  Common stock, $.10 par value; 300,000,000 shares
    authorized; 179,880,591 and 165,166,891 issued and
    outstanding, respectively...............................     17,988      16,516
  Additional paid-in capital................................    325,417     270,527
  Cumulative translation adjustments........................       (454)       (454)
  Accumulated deficit.......................................   (169,535)   (161,012)
                                                              ---------   ---------
         Total shareholders' equity.........................    173,416     125,577
                                                              ---------   ---------
                                                              $ 510,866   $ 452,846
                                                              =========   =========

          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000        1999        1998
                                                            ---------   ---------   ---------
Revenues:
  Contract drilling.......................................  $ 269,334   $ 147,203   $ 240,979
Costs and expenses:
  Drilling operations.....................................    213,197     140,347     191,417
  Depreciation and amortization...........................     36,768      34,003      38,069
  General and administrative..............................      8,131       6,678       8,880
  Provision for asset impairment..........................         --          --      93,193
  Provision for doubtful accounts.........................         92         577       1,723
  Unusual charges.........................................         --         320       1,722
                                                            ---------   ---------   ---------
          Total costs and expenses........................    258,188     181,925     335,004
                                                            ---------   ---------   ---------
Operating income (loss)...................................     11,146     (34,722)    (94,025)
Other income (expense):
  Interest expense........................................    (23,936)    (24,054)    (21,621)
  Interest income.........................................      3,090       1,522       1,946
  Gain on sale of assets..................................         69         556       2,709
  Other, net..............................................        (30)       (120)       (173)
                                                            ---------   ---------   ---------
          Other income (expense), net.....................    (20,807)    (22,096)    (17,139)
                                                            ---------   ---------   ---------
Loss before income taxes..................................     (9,661)    (56,818)   (111,164)
Income tax benefit........................................     (1,138)    (15,976)    (27,951)
                                                            ---------   ---------   ---------
Loss before extraordinary item............................     (8,523)    (40,842)    (83,213)
Extraordinary item, net of tax of $203....................         --        (420)         --
                                                            ---------   ---------   ---------
Net loss applicable to common stock.......................  $  (8,523)  $ (41,262)  $ (83,213)
                                                            =========   =========   =========
Basic and diluted net loss per common share...............  $    (.05)  $    (.25)  $    (.50)
                                                            =========   =========   =========
Basic and diluted weighted average shares outstanding.....    175,866     165,108     164,944
                                                            =========   =========   =========

          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)

                            SERIES B JUNIOR                                                        CUMULATIVE
                             PARTICIPATING                  COMMON       ADDITIONAL               COMPREHENSIVE
                            PREFERRED STOCK   COMMON        STOCK         PAID-IN                    INCOME
                             $1 PAR VALUE     SHARES    $.10 PAR VALUE    CAPITAL      DEFICIT     ADJUSTMENTS     TOTAL
                            ---------------   -------   --------------   ----------   ---------   -------------   --------
Balance, December 31,
  1997....................         --         164,746      $16,474        $269,733    $ (36,537)      $(454)      $249,216
  Exercise of stock
    options...............         --            319            32             656           --          --            688
  Comprehensive net
    loss..................         --             --            --              --      (83,213)         --        (83,213)
                                  ---         -------      -------        --------    ---------       -----       --------
Balance, December 31,
  1998....................         --         165,065       16,506         270,389     (119,750)       (454)       166,691
  Exercise of stock
    options...............         --            102            10             138           --          --            148
  Comprehensive net
    loss..................         --             --            --              --      (41,262)         --        (41,262)
                                  ---         -------      -------        --------    ---------       -----       --------
Balance, December 31,
  1999....................         --         165,167       16,516         270,527     (161,012)       (454)       125,577
  Issuance of common
    stock.................         --         13,000         1,300          50,334           --          --         51,634
  Exercise of stock
    options...............         --          1,714           172           3,047           --          --          3,219
  Tax benefit of stock
    option exercises......         --             --            --           1,509           --          --          1,509
  Comprehensive net
    loss..................         --             --            --              --       (8,523)         --         (8,523)
                                  ---         -------      -------        --------    ---------       -----       --------
Balance, December 31,
  2000....................         --         179,881      $17,988        $325,417    $(169,535)      $(454)      $173,416
                                  ===         =======      =======        ========    =========       =====       ========

          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000       1999        1998
                                                              --------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (8,523)  $ (41,262)  $ (83,213)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................    36,768      34,003      38,069
     Provision for asset impairment.........................        --          --      93,193
     Provision for doubtful accounts........................        92         577       1,723
     Extraordinary item, net of taxes.......................        --         420          --
     Gain on sale of assets.................................       (69)       (556)     (2,709)
     Foreign exchange loss..................................        30         120         178
     Deferred income taxes..................................    (2,647)    (15,155)    (27,033)
  Tax benefit of stock option exercises.....................     1,509          --          --
  (Increase) decrease in restricted cash....................       (97)         --        (312)
  (Increase) decrease in accounts receivable................   (24,819)     (6,788)     24,014
  (Increase) decrease in other current assets...............      (816)        527       3,585
  Increase (decrease) in accounts payable trade.............     3,216       7,345     (15,616)
  Increase (decrease) in accrued workers' compensation......     1,733      (1,431)      1,825
  Increase (decrease) in customer advances..................       702          --        (478)
  Increase (decrease) in other current liabilities..........     7,638       2,242      (1,327)
  Increase (decrease) in other..............................     1,095       2,488      (1,100)
                                                              --------   ---------   ---------
     Cash provided by (used in) operating activities........    15,812     (17,470)     30,799
                                                              --------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions..........................   (39,275)     (7,065)   (114,294)
  Proceeds from sales of equipment..........................        76       1,054       4,386
                                                              --------   ---------   ---------
     Cash used in investing activities......................   (39,199)     (6,011)   (109,908)
                                                              --------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from senior notes................................        --          --      75,000
  Proceeds from long-term debt..............................       663         203      30,620
  Repayments of long-term debt..............................    (1,060)     (1,099)    (31,304)
  Issuance of common stock..................................    51,634          --          --
  Financing costs...........................................        --        (861)     (3,626)
  Proceeds from exercise of stock options...................     3,219         148         688
  Redemption of Series A Preferred stock....................        --        (305)         --
                                                              --------   ---------   ---------
     Cash provided by (used in) financing activities........    54,456      (1,914)     71,378
                                                              --------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    31,069     (25,395)     (7,731)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    20,500      45,895      53,626
                                                              --------   ---------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 51,569   $  20,500   $  45,895
                                                              ========   =========   =========
SUPPLEMENTAL CASH FLOW DISCLOSURE
CASH PAID FOR INTEREST:.....................................  $ 22,667   $  22,625   $  17,955
                                                              ========   =========   =========
CASH PAID FOR (REFUND OF) TAXES:............................  $     --   $     (15)  $  (1,985)
                                                              ========   =========   =========
NON CASH TRANSACTIONS:
  Murco acquisition
     Change in property and equipment additions.............        --          --      20,055
     Change in deferred tax liability.......................        --          --      20,055

          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations. Grey Wolf, Inc. is a Texas corporation formed in 1980. Grey Wolf, Inc. is a holding company with no independent assets or operations but through its subsidiaries is engaged in the business of providing onshore contract drilling services to the oil and gas industry. Grey Wolf, Inc., through its subsidiaries, currently conducts operations in Alabama, Arkansas, Louisiana, Mississippi, Texas and Wyoming and had operations in Venezuela until mid 1999, when international operations were shut down. The consolidated financial statements include the accounts of Grey Wolf, Inc. and its majority-owned subsidiaries ("the Company" or "Grey Wolf"). All significant intercompany accounts and transactions are eliminated in consolidation.

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

     Foreign Currency Translation. Venezuela has a highly inflationary economy as defined by Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." As such, the Company's functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in foreign currency are re-measured to U.S. dollars at the rate of exchange in effect at the end of the period. Items of income and expense and other non-monetary amounts are re-measured at historical rates. Gains or losses on foreign currency re-measurement are included in other income (expense), net in the consolidated statement of operations. During the years ended December 31, 2000, 1999 and 1998, the Company recognized foreign exchange losses of $30,000, $120,000 and $178,000, respectively. Prior to 1998, assets and liabilities of foreign subsidiaries were translated into United States dollars at the applicable rate of exchange in effect at the end of the period reported. Revenues and expenses were translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments were reflected as a separate component of shareholders' equity. Any transaction gains and losses were included in net income.

     Earnings per Share. Basic earnings per share is based on weighted average shares outstanding without any dilutive effects considered and diluted earnings per share reflects dilution from all contingently issuable shares, including options, warrants and convertible preferred stock. The Company incurred net losses for the years ended December 31, 2000, 1999, and 1998 and have, therefore, excluded certain securities from the computation of diluted earnings per share as the effect would be anti-dilutive. Securities excluded from the computation of diluted earnings per share for the year ended December 31, 2000, 1999 and 1998 were options to purchase 7.3 million shares, 5.7 million shares and 5.3 million shares, respectively. Also excluded for the year ended December 31, 1998 are 489,600 warrants to issue shares and 244,800 shares for conversion of Mandatorily Redeemable Series A Preferred Stock.

     Income Taxes. The Company records deferred tax liabilities utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between the

                        GREY WOLF, INC. AND SUBSIDIARIES
financial accounting and tax basis of assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company's foreign subsidiaries file tax returns in the country where they are domiciled. The Company records current income taxes based on its estimated tax liability in the United States and foreign countries for the period.

     Fair Value of Financial Instruments. The carrying amount of the Company's cash and short-term investments approximates fair value because of the short maturity of those instruments. The carrying amount of the Company's credit facility approximates fair value as the interest is indexed to the prime rate or LIBOR. The fair value of the senior notes at December 31, 2000 and 1999 was $243.8 million and $225.0 million, respectively, compared to the carrying value of $250 million. Fair value was estimated based on quoted market prices.

     Cash Flow Information. Cash flow statements are prepared using the indirect method. The Company considers all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     Restricted Cash. Restricted cash consists of investments in interest bearing certificates of deposit totaling $859,000 at December 31, 2000 and $762,000 at December 31, 1999, as collateral for a letter of credit securing insurance deposits. The carrying value of the investments approximates the current market value.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     Concentrations of Credit Risk. Substantially all of the Company's contract drilling activities are conducted with major and independent oil and gas companies in the United States. Historically, the Company has not required collateral or other security for the related receivables from such customers. However, the Company has required certain customers to deposit funds in escrow prior to the commencement of drilling. Actions typically taken by the Company in the event of nonpayment include filing a lien on the customer's producing properties and filing suit against the customer.

     Comprehensive Income. Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events, other than transactions with its stockholders. During 2000, 1999, and 1998 comprehensive income consisted only of net losses.

     Recent Accounting Pronouncements. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company will adopt SFAS No. 133 for our fiscal year beginning January 1, 2001 and the Company believes that the adoption of the provisions of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" in December 1999. SAB No. 101 summarizes the SEC staff's views in applying generally accepted principles to selected revenue recognition issues. The SEC has recently issued a document to address significant implementation issues related to SAB No. 101. The Company has evaluated the impact of SAB No. 101 on its activities and is in compliance with the guidance set forth in SAB No. 101.

                        GREY WOLF, INC. AND SUBSIDIARIES

(2) SIGNIFICANT PROPERTY TRANSACTIONS

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

     The Murco acquisition was accounted for using purchase accounting. As such, all revenues and expenses were recorded by the Company beginning at the date of acquisition.

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

(3) INCOME TAXES

     The Company and its U.S. subsidiaries file consolidated federal income tax returns. The components of the provision for income taxes consisted of the following (amounts in thousands):

                                                       {FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2000        1999        1998
                                                       ---------   ---------   ---------
Current
  Federal...........................................   $     --    $     --    $   (935)
  State.............................................         --          --          --
  Foreign...........................................         --          --          17
                                                       --------    --------    --------
                                                             --          --        (918)
                                                       ========    ========    ========
Deferred
  Federal...........................................     (1,366)    (15,460)    (23,377)
  State.............................................        228        (516)     (3,656)
                                                       --------    --------    --------
                                                       $ (1,138)   $(15,976)   $(27,033)
                                                       ========    ========    ========

     Deferred income taxes are determined based upon the difference between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes, and net operating

                        GREY WOLF, INC. AND SUBSIDIARIES
loss and tax credit carryforwards. The tax affects of the Company's temporary differences and carryforwards and tax benefits from stock option exercises are as follows (amounts in thousands):

                                                                 DECEMBER 31,
                                                               -----------------
                                                                2000      1999
                                                               -------   -------
Deferred tax assets
  Net operating loss carryforwards..........................   $43,917   $38,469
  Tax credit carryforwards..................................        14     2,414
  Workers compensation accruals.............................     2,711     2,044
  Other.....................................................       679       409
                                                               -------   -------
                                                                47,321    43,336
  Valuation allowance.......................................        --    (2,400)
                                                               -------   -------
                                                                47,321    40,936
Deferred tax liabilities
  Depreciation and amortization.............................    75,444    71,706
                                                               -------   -------
Net deferred tax liability..................................   $28,123   $30,770
                                                               =======   =======

     At December 31, 2000 and 1999, the Company had U.S. net operating loss ("NOL") carryforwards of $143.7 million and $130.9 million, respectively, which expire at various times through 2020. In addition, the Company had investment tax credit carryforwards ("ITC") of approximately $2.4 million which expired in 2000. The NOL carryforwards are subject to annual limitations as a result of the changes in ownership of the Company in 1989, 1994 and 1996.

     For financial reporting purposes, approximately $21.0 million of the NOL carryforwards was utilized to offset the book versus tax basis differential in the recording of the assets acquired in transactions prior to 1999.

     The following summarizes the differences between the federal statutory tax rate of 35% (amounts in thousands):

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2000        1999        1998
                                                       ---------   ---------   ---------
Income tax expense (benefit) at statutory rate......   $ (3,381)   $(19,886)   $(38,908)
Increase (decrease) in taxes resulting from:
  Expiration of NOL carryforwards...................        830       2,479          --
  Permanent differences, primarily due to basis
     differences in acquired assets.................      1,226       1,127      10,004
  Loss of foreign deductions........................        250         426       3,040
  State taxes (net).................................        148        (336)     (2,376)
  Other.............................................       (211)        214         289
                                                       --------    --------    --------
Income tax expense (benefit)........................   $ (1,138)   $(15,976)   $(27,951)
                                                       ========    ========    ========

                        GREY WOLF, INC. AND SUBSIDIARIES

(4) LONG-TERM DEBT

     Long-Term debt consists of the following (amounts in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
$250,000 senior notes due 2007, general unsecured senior
  obligations guaranteed by the Company's domestic
  subsidiaries, bearing interest at 8 7/8% per annum payable
  semiannually..............................................  $249,440   $249,354
Capital leases, secured by transportation and other
  equipment, bearing interest at 10% to 14%.................       956      1,439
                                                              --------   --------
                                                               250,396    250,793
Less current maturities.....................................       545        831
                                                              --------   --------
Long-term debt..............................................  $249,851   $249,962
                                                              ========   ========

     In June 1997 and May 1998, the Company concluded public offerings of $175.0 million and $75.0 million, respectively, in principal amount of the senior notes. The senior notes ("Notes") bear interest at 8 % per annum and mature July 1, 2007. The Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. In addition, non-guarantor subsidiaries are immaterial. All fees and expenses incurred at the time of issuance are being amortized over the life of the Notes.

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

     On January 14, 1999, the Company entered into a new senior secured revolving credit facility with The CIT Group/Business Credit, Inc. ("the CIT Facility"), replacing its prior $50.0 million facility. The CIT Facility provides the Company with the ability to borrow up to the lesser of $50.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous United States. The CIT Facility is a four year revolving facility with automatic renewals thereafter unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.5% or prime plus 0.25% to 1.5%. The CIT Facility provides up to $10.0 million available for letters of credit. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum. In addition, the CIT Facility contains certain affirmative and negative covenants. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility and is also secured by our guarantees and certain of our wholly-owned subsidiaries guarantees. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool for other purposes. The Company currently has no borrowings outstanding under the CIT facility and had $5.7 million outstanding under letters of credit at December 31, 2000.

                        GREY WOLF, INC. AND SUBSIDIARIES

     With the closing of the CIT Facility, the Company recognized a non-cash extraordinary loss of $420,000, net of applicable tax benefit of $203,000, related to the write-off of deferred financing costs associated with the Company's previous facility.

     The Company capitalized interest of $874,000 for the year ended December 31, 1998. Annual maturities of the debt outstanding at December 31, 2000 for the next five years are as follows (amounts in thousands): 2001 -- $545;
2002 -- $200; 2003 -- $144; 2004 -- $67; 2005 $-0- and thereafter $249,440.

(5) CAPITAL STOCK AND STOCK OPTION PLANS

     On April 4, 2000, the Company completed an offering of 13,000,000 shares of its common stock which yielded net proceeds to the Company of $51.6 million. The shares were purchased by the underwriter for $4.00 per share and the underwriter advised the Company that the shares were resold to the public at a price of $4.125 per share. The proceeds from the issuance of the shares of common stock, net of offering costs have been and are expected to continue to be used to purchase top drive units, for capital expenditures to return some of the Company's rigs to marketed status when market conditions justify their reactivation and for general corporate purposes, including working capital.

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

     The Company's 1982 Stock Option and Long-term Incentive Plan for Key Employees ("the 1982 Plan") was canceled in March 1999 but prior to that date, reserved 2,500,000 shares of the Company's common stock for issuance upon the exercise of options. At December 31, 1998 options to purchase 1,893,100 shares of common stock were available for grant under the 1982 Plan. The Company's 1987 Stock Option Plan for Non-Employee Directors ("the 1987 Director Plan") reserved 250,000 shares of common stock for issuance upon the exercise of options and provided for the automatic grant of options to purchase shares of common stock to any non-employee who became a director of the Company. The 1987 Director Plan was canceled in June 1997. The Company's 1996 Employee Stock Option Plan ("the 1996 Plan") reserves 10,000,000 shares of the Company's common stock for issuance upon the exercise of options. At December 31, 2000, options under the 1996 Plan to purchase 3,527,525 shares of common stock were available for grant until July 29, 2006. The exercise price of stock options under the 1982 Plan, the 1987 Director Plan and the 1996 Plan approximates the fair market value of the stock at the time the option is granted. The Company has 1,850,000 shares outstanding for other Stock Option Agreements between the Company and its' executive officers and directors. A portion of the outstanding options became exercisable upon issuance and the remaining become exercisable in varying increments over three to five-year periods. The majority of the options expire on the tenth anniversary of the date of grant. Stock option activity for all plans was as follows (number of shares in thousands):

                        GREY WOLF, INC. AND SUBSIDIARIES

                                                              NUMBER         OPTION
                                                             OF SHARES    PRICE RANGE
                                                             ---------   --------------
Outstanding December 31, 1997..............................      156     $ .69 -- $ 1.00
                                                               3,084     $1.13 -- $ 1.75
                                                               1,255     $2.50 -- $ 2.88
                                                                 630     $3.13 -- $ 4.06
                                                                  10     $8.25
  Granted..................................................       50     $1.50
                                                                 108     $3.69
                                                                 988     $4.06 -- $ 4.38
  Exercised................................................      (50)    $ .69 -- $ 1.00
                                                                (269)    $1.25 -- $1.625
  Canceled.................................................      (16)    $ .69 -- $  .94
                                                                 (46)    $1.25 -- $1.625
                                                                 (75)    $2.81 -- $ 3.13
                                                                (203)    $4.06

Outstanding December 31, 1998..............................       90     $ .69 -- $ 1.00
                                                               2,819     $1.13 -- $ 1.75
                                                               1,543     $2.50 -- $ 3.69
                                                               1,160     $4.06 -- $ 4.38
                                                                  10     $8.25
  Granted..................................................    2,429     $.938 -- $ 1.50
  Exercised................................................      (24)    $ .69 -- $ 1.00
                                                                 (78)    $1.25 -- $ 1.50
  Canceled.................................................      (21)    $ .69 -- $ 1.00
                                                                (362)    $1.25 -- $ 1.50
                                                                (204)    $2.56 -- $ 3.69
                                                                (193)    $4.06

Outstanding December 31, 1999..............................    2,325     $ .69 -- $ 1.00
                                                               2,528     $1.13 -- $ 1.75
                                                               1,340     $2.50 -- $ 3.69
                                                                 966     $4.06 -- $ 4.38
                                                                  10     $8.25
  Granted..................................................    2,031     $3.06 -- $ 4.50
  Exercised................................................     (308)    $ .69 -- $ .938
                                                                (690)    $1.00 -- $ 1.75
                                                                (665)    $2.50 -- $ 2.88
                                                                 (51)    $3.13 -- $ 4.06
  Cancelled................................................      (88)    $ .69 -- $ .938
                                                                 (70)    $3.06 -- $ 4.06
                                                                 (10)    $8.25

Outstanding December 31, 2000..............................    1,928     $ .69 -- $ 1.00
                                                               1,840     $1.13 -- $ 1.75
                                                               2,506     $2.56 -- $ 3.13
                                                               1,044     $4.06 -- $ 4.50

Exercisable December 31, 2000..............................    2,771     $ .69 -- $ 4.38

                        GREY WOLF, INC. AND SUBSIDIARIES

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

                                                         2000       1999       1998
                                                       --------   --------   --------
Net loss
  As reported........................................  $ (8,523)  $(41,262)  $(83,213)
  Pro forma..........................................  $ (9,432)  $(42,623)  $(84,563)
Loss per share -- basic and diluted
  As reported........................................  $  (0.05)  $   (.25)  $   (.50)
  Pro forma..........................................  $  (0.05)  $   (.26)  $   (.51)

     For purposes of determining compensation costs using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options were: risk-free interest rate based on the five-year Treasury strips; dividend yield of zero; stock price volatility of 67%; and expected option lives of five years.

(6) SEGMENT AND GEOGRAPHIC INFORMATION

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

     The following table sets forth the Company's operations based on the geographic areas in which it operates (amounts in thousands):

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2000        1999        1998
                                                       ---------   ---------   ---------
Revenues:
  Domestic...........................................  $269,334    $145,739    $232,276
  Foreign............................................        --       1,464       8,703
                                                       --------    --------    --------
                                                       $269,334    $147,203    $240,979
                                                       ========    ========    ========
Operating income (loss):
  Domestic...........................................  $ 11,831    $(33,534)   $(85,013)
  Foreign............................................      (685)     (1,188)     (9,012)
                                                       --------    --------    --------
                                                       $ 11,146    $(34,722)   $(94,025)
                                                       ========    ========    ========
Total assets:
  Domestic...........................................   506,999    $448,469    $489,543
  Foreign............................................     3,867       4,377      11,760
                                                       --------    --------    --------
                                                       $510,866    $452,846    $501,303
                                                       ========    ========    ========

     During 2000, operating income (loss) above includes provisions for doubtful accounts from domestic operations of $92,000.

     During 1999, operating income (loss) above includes unusual charges from domestic operations of $320,000 and provisions for doubtful accounts from domestic operations of $577,000. (See Note 11).

                        GREY WOLF, INC. AND SUBSIDIARIES

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

     Capital expenditures related to foreign operations in 2000, 1999 and 1998 were $0, $257,000 and $2.5 million, respectively, while depreciation expense was $385,000, $437,000 and $743,000, respectively.

(7) RELATED-PARTY TRANSACTIONS

     From time to time, in the normal course of business, the Company purchases equipment from affiliates of two of the Company's current or former directors. Total purchases during 2000 and 1999 were $6,000 and $784,000, respectively. The Company also performed contract drilling services, in the normal course of business, for an affiliate of one of the Company's directors. Total revenues recognized during 2000 was $2.2 million.

     One of the Company's directors is a partner in a law firm that performed legal services for the Company. During 2000, 1999 and 1998, the Company paid the firm $0, $41,000 and $8,000.

     During 1998, the Company sold its Eastern Division assets to Union Drilling, Inc., an affiliate of two of the Company's directors.

(8) LEASE COMMITMENTS

     Aggregate minimum lease payments required under noncancellable operating leases having terms greater than one year are as follows as of December 31, 2000: 2001 -- $554,000; 2002 -- $596,000; 2003 -- $583,000; 2004 -- $501,000 and
2005 -- $131,000.

     Lease payments under operating leases for 2000, 1999, and 1998 were approximately $589,000, $556,000, and $458,000, respectively.

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

(10) EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution employee benefit plan covering substantially all of its employees. The Company matches 100% of the first 3% of individual employee contributions and 50% of the next 3% of individual employee contributions. Employer matching contributions under the plan totaled $1.0 million, $771,000 and $1.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Participants vest in employer matching contributions over a five year period based upon service with the Company.

                        GREY WOLF, INC. AND SUBSIDIARIES

(11) PROVISION FOR ASSET IMPAIRMENT AND UNUSUAL CHARGES

     During the year ended December 31, 1999, the Company recorded pre-tax unusual charges of $320,000 which consisted entirely of severance costs for employees terminated during 1999.

     During the year ended December 31, 1998, the Company recorded pre-tax unusual charges of $94.9 million which included a $93.2 million asset impairment, $0.5 million in severance costs, and $1.2 million in write-downs associated with international operations. The severance costs relate to employees terminated during 1998, while the write-downs associated with international operations are primarily the write-off of other assets which, due to industry and market conditions, were not realizable.

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

(12) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for years ended December 31, 2000, 1999 and 1998 are set forth below (amounts in thousands, except per share amounts).

                                                           QUARTER ENDED
                                             ------------------------------------------
                                              MARCH       JUNE     SEPTEMBER   DECEMBER
                                               2000       2000       2000        2000
                                             --------   --------   ---------   --------
Revenues...................................  $ 58,709   $ 54,937   $ 73,373    $ 82,315
Gross profit (loss)(1).....................     8,674      8,589     13,693      25,181
Operating income (loss)....................    (2,069)    (2,376)     2,369      13,222
Operating income (loss) before income
  taxes....................................    (7,788)    (7,435)    (2,655)      8,217
Net income (loss)..........................    (5,692)    (5,472)    (2,331)      4,972
Net income (loss) per common share
  -- basic and diluted.....................      (.03)      (.03)      (.01)        .03

                                                            QUARTER ENDED
                                              -----------------------------------------
                                               MARCH     JUNE     SEPTEMBER   DECEMBER
                                               1999      1999       1999        1999
                                              -------   -------   ---------   ---------
Revenues....................................  $37,680   $23,748    $33,992    $  51,783
Gross profit (loss)(1)......................    1,855    (1,210)       891        5,320
Operating loss..............................   (7,902)  (11,478)    (9,650)      (5,692)
Loss before income taxes....................  (13,458)  (16,901)   (15,087)     (11,372)
Loss before extraordinary item..............   (9,069)  (12,237)   (11,460)      (8,076)
Net loss....................................   (9,489)  (12,237)   (11,460)      (8,076)
Net loss per common share
  -- basic and diluted......................     (.06)     (.07)      (.07)        (.05)

                        GREY WOLF, INC. AND SUBSIDIARIES

                                                            QUARTER ENDED
                                               ----------------------------------------
                                                MARCH     JUNE     SEPTEMBER   DECEMBER
                                                1998      1998       1998        1998
                                               -------   -------   ---------   --------
Revenues....................................   $74,015   $65,458    $56,637    $ 44,869
Gross Profit(1).............................    19,238    16,305      9,524       4,495
Operating income (loss).....................     8,066     3,735     (2,497)   (103,329)
Income (loss) before income taxes...........     6,032    (1,351)    (7,417)   (108,428)
Net income (loss)...........................     3,109    (1,351)    (5,388)    (79,583)
Net income (loss) per common share
  -- basic and diluted......................       .02      (.01)      (.03)       (.48)

---------------

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

                                                                     SCHEDULE II

                        GREY WOLF, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                     BALANCE AT   ADDITIONS    COLLECTIONS   BALANCE AT
                                                     BEGINNING    CHARGED TO       AND          END
                                                     OF PERIOD    ALLOWANCE    WRITE-OFFS    OF PERIOD
                                                     ----------   ----------   -----------   ----------
Year Ended December 31, 1998
  Allowance for doubtful accounts receivable.......    $1,053       $1,723       $(1,670)      $1,106
                                                       ======       ======       =======       ======
Year Ended December 31, 1999
  Allowance for doubtful accounts receivable.......    $1,106       $  577       $    25       $1,708
                                                       ======       ======       =======       ======
Year Ended December 31, 2000
  Allowance for doubtful accounts receivable.......    $1,708       $   92       $    --       $1,800
                                                       ======       ======       =======       ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to our directors and executive officers is hereby incorporated by reference to such information appearing under the captions "Election of Directors" and "Executive Officers" in our definitive proxy statement for our 2001 Annual Meeting of Shareholders and is to be filed with the Securities and Exchange Commission ("the Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item as to the compensation of our management is hereby incorporated by reference to such information appearing under the caption "Executive Compensation" in our definitive proxy statement for our 2000 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item as to the ownership by our management and others of our securities is hereby incorporated by reference to such information appearing under the caption "Nominees for Director" and "Certain Shareholders" in our definitive proxy statement for our 2001 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item as to certain business relationships and transactions with our management and other parties related to us is hereby incorporated by reference to such information appearing under the caption "Certain Transactions" in our definitive proxy statement for our 2001 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2000.

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

          3. Exhibits

        EXHIBIT
          NO.                                     DOCUMENTS
        -------                                   ---------
          2.1            -- Agreement and Plan of Merger dated May 7, 1996, among DI
                            Industries, Inc., DI Merger Sub, Inc., Roy T. Oliver,
                            Inc. and Land Rig Acquisition Corp. (incorporated herein
                            by reference to Exhibit 2.1 to Registration Statement No.
                            333-6077).
          2.1.1          -- Amendment to Agreement and Plan of Merger dated May 7,
                            1996, among DI Industries, Inc., DI Merger Sub, Inc., Roy
                            T. Oliver, Jr., Mike L. Mullen, R.T. Oliver, Inc. and
                            Land Rig Acquisition Corp. (incorporated herein by
                            reference to Exhibit 2.1.1 to Registration Statement No.
                            333-6077).
          2.1.2          -- Second Amendment and Plan of Merger dated July 26, 1996, among DI Industries, Inc., DI Merger Sub, Inc., Roy T.
                            Oliver, Jr., Mike L. Mullen, R.T. Oliver, Inc. and Land
                            Rig Acquisition Corp. (incorporated herein by reference
                            to Exhibit 2.1.2 to Amendment No. 1 to Registration
                            Statement No. 333-6077).
          2.2            -- Agreement and Plan of Merger dated May 7, 1996, among DI
                            Industries, Inc. and Somerset Investment Corp.
                            (incorporated herein by reference to Exhibit 2.2 to
                            Registration Statement No. 333-6077).
          2.2.1          -- Amendment to Agreement and Plan of Merger dated May 7,
                            1996, among DI Industries, Inc. and Somerset Investment
                            Corp. (incorporated herein by reference to Exhibit 2.2.1
                            to Registration Statement No. 333-6077).
          2.2.2          -- Second Amendment to Agreement and Plan of Merger dated
                            July 26, 1996, among DI Industries, Inc. and Somerset
                            Investment Corp. (incorporated herein by reference to
                            Exhibit 2.2.2 to Amendment No. 1 to Registration
                            Statement No. 333-6077).
          2.3            -- Asset Purchase Agreement dated October 3, 1996, by and
                            between the DI Industries, Inc. and Meritus, Inc., a
                            Texas corporation, Mesa Rig 4 L.L.C., a Texas limited
                            liability company, Mesa Venture, a Texas general
                            partnership and Mesa Drilling, Inc., a Texas corporation
                            (incorporated by reference to Exhibit 2.1 to Registration
                            no. 333-14783).
          2.4.1          -- Asset Purchase Agreement dated November 12, 1996, between
                            Diamond M Onshore, Inc. and Drillers, Inc. (the "Asset
                            Purchase Agreement") (incorporated herein by reference to
                            Exhibit 2.1 to Form 8-K dated December 30, 1996).
          2.4.2          -- Letter Agreement dated December 31, 1996, between Diamond
                            M Onshore and Drillers, Inc. amending the Asset Purchase
                            Agreement (incorporated herein by reference to Exhibit
                            2.2 to Form 8-K dated December 30, 1996).
          2.5            -- Asset Purchase Agreement dated December 31, 1996, between
                            Flournoy Drilling Company and Drillers, Inc.
                            (incorporated herein by reference to Exhibit 2.1 to Form
                            8-K filed January 31, 1997).

        EXHIBIT
          NO.                                     DOCUMENTS
        -------                                   ---------
          2.6            -- Agreement and Plan of Merger dated March 7, 1997, by and among DI Industries, Inc., Drillers Inc., and Grey Wolf
                            Drilling Company including form of Escrow Agreement, form
                            of Trust Under Grey Wolf Drilling Company Deferred
                            Corporation Plan, and form of Grey Wolf Drilling Company
                            Deferred Compensation Plan (incorporated herein by
                            reference to Exhibit 10.1 to Form 8-K filed March 10,
                            1997).
          2.7            -- Voting and Support Agreement dated March 7, 1997, of
                            Sheldon B. Lubar (incorporated herein by reference to
                            Exhibit 10.2 to Form 8-K dated March 10, 1997).
          2.8            -- Voting and Support Agreement dated March 7, 1997, of
                            Felicity Ventures, Ltd. (incorporated herein by reference
                            to Exhibit 10.3 to Form 8-K dated March 10, 1997).
          2.9            -- Voting and Support Agreement dated March 7, 1997, of
                            James K.B. Nelson (incorporated herein by reference to
                            Exhibit 10.4 to Form 8-K dated March 10, 1997).
          2.10           -- Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling Company and James K.B.
                            Nelson (incorporated herein by reference to Exhibit 10.5
                            to Form 8-K dated March 10, 1997).
          2.11           -- Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling Company and Tom L.
                            Ferguson (incorporated herein by reference to Exhibit
                            10.8 to Form 8-K dated March 10, 1997).
          2.12           -- Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling Company and Janet V.
                            Campbell (incorporated herein by reference to Exhibit
                            10.10 to Form 8-K dated March 10, 1997).
          2.13           -- Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling Company and Sheldon B.
                            Lubar (incorporated herein by reference to Exhibit 10.11
                            to Form 8-K dated March 10, 1997).
          2.14           -- Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling Company and Robert P.
                            Probst (incorporated herein by reference to Exhibit 10.12
                            to Form 8-K dated March 10, 1997).
          2.15           -- Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling Company and Uriel E.
                            Dutton (incorporated herein by reference to Exhibit 10.13
                            to Form 8-K dated March 10, 1997).
          3.1            -- Articles of Incorporation of Grey Wolf, Inc., as amended
                            (incorporated herein by reference to Exhibit 3.1 to Form
                            10-Q dated May 12, 1999).
          3.2            -- By-Laws of Grey Wolf, Inc., as amended (incorporated
                            herein by reference to Exhibit 99.1 to Form 8-K dated
                            March 23, 1999).
          4.1            -- Form of Trust Indenture, dated June 20, 1997, relating to the senior notes due 2007 of the Company and Texas
                            Commerce Bank National Association, as Trustee
                            (incorporated herein by reference to Exhibit 4.2 to the
                            Company's Registration Statement on Form S-3 No.
                            333-26519 filed June 24, 1997).
          4.2            -- Form of Trust Indenture, dated May 8, 1998, relating to the senior notes due 2007 by and among the Company, the
                            Guarantors, and Chase Bank of Texas, National
                            Association, as Trustee (incorporated herein by reference
                            to Exhibit 4.3 to Form 8-K filed May 21, 1998).

        EXHIBIT
          NO.                                     DOCUMENTS
        -------                                   ---------
          4.3            -- Rights Agreement dated as of September 21, 1998 by and
                            between the Company and American Stock Transfer and Trust
                            Company as Rights Agent (incorporated herein by reference
                            to Exhibit 4.1 to Form 8-K filed September 22, 1998).
         10.1            -- Shareholders' Agreement dated May 7, 1996, among Somerset
                            Drilling Associates, L.L.C., Roy T. Oliver, Jr., U.S. Rig
                            and Equipment, Inc., Mike Mullen Energy Equipment
                            Resource, Inc., GCT Investments, Inc., Mike L. Mullen,
                            Norex Drilling Ltd., and Pronor Holdings, Ltd.
                            (incorporated herein by reference to Exhibit 10.9 to
                            Registration Statement No. 333-6077).
         10.1.1          -- Amendment to Shareholders' Agreement dated May 7, 1996, among Somerset Drilling Associates, L.L.C., Somerset
                            Capital Partners, Roy T. Oliver, Jr., U.S. Rig and
                            Equipment, Inc., Mike Mullen Energy Equipment Resource,
                            Inc., GCT Investments, Inc., Mike L. Mullen, Norex
                            Drilling Ltd., and Pronor Holdings, Ltd. (incorporated
                            herein by reference to Exhibit 10.9.1 to Registration
                            Statement No. 333-6077).
         10.2            -- Form of Shadow Warrant to be issued to the shareholders of Somerset Investment Corporation. (incorporated herein
                            by reference to Exhibit 10.10 to Registration Statement
                            No. 333-6077).
         10.3            -- Form of Shadow Warrant to be issued to the shareholders of R.T. Oliver, Inc. And Land Rig Acquisition Corporation
                            (incorporated herein by reference to Exhibit 10.11 to
                            Registration Statement No. 333-6077).
         10.4            -- Registration Rights Agreement dated May 7, 1996, among
                            Somerset Drilling Associates, L.L.C., Roy T. Oliver, Jr.,
                            U.S. Rig and Equipment, Inc., Mike Mullen Energy
                            Equipment Resource, Inc., GCT Investments, Inc., Norex
                            Drilling Ltd., and Pronor Holdings, Ltd. (incorporated
                            herein by reference to Exhibit 10.12 to Registration
                            Statement No. 333-6077)
         10.4.1          -- Amendment to Registration Rights Agreement dated May 7,
                            1996, among Somerset Drilling Associates, L.L.C.,
                            Somerset Capital Partners, Roy T. Oliver, Jr., U.S. Rig
                            and Equipment, Inc., Mike Mullen Energy Equipment
                            Resource, Inc., GCT Investments, Inc., Norex Drilling
                            Ltd., and Pronor Holdings, Ltd. (incorporated herein by
                            reference to Exhibit 10.12.1 to Registration Statement
                            No. 333-6077).
         10.4.2          -- Second Amendment to Registration Rights Agreement dated
                            July 26, 1996, among Somerset Drilling Associates,
                            L.L.C., Somerset Capital partners, Roy T. Oliver, Jr.,
                            U.S. Rig and Equipment, Inc., Mike Mullen Energy
                            Equipment Resource, Inc., GCT Investments, Inc., Norex
                            Drilling Ltd., and Pronor Holdings, Ltd. (incorporated
                            herein by reference to Exhibit 10.4.2 to Amendment No. 1
                            to Registration Statement No. 333-6077).
         10.5            -- Investment Monitoring Agreement dated May 7, 1996, among
                            Grey Wolf, Inc., Somerset Capital Partners and Somerset
                            Drilling Associates, L.L.C. (incorporated herein by
                            reference to Exhibit 10.13 to Registration Statement No.
                            333-6077).
         10.6            -- Form of Non-Competition Agreement to be executed among
                            Grey Wolf, Inc., Roy T. Oliver, Jr., U.S. Rig and
                            Equipment, Inc., Mike L. Mullen and Mike Mullen Energy
                            Equipment Resource, Inc. (incorporated herein by
                            reference to Exhibit 10.14 to Registration Statement No.
                            333-6077).
         10.7            -- Employment Agreement dated September 3, 1996, by and
                            between the Company and Thomas P. Richards (incorporated
                            herein by reference to Exhibit 10.1 to Registration
                            Statement No. 333-14783).

        EXHIBIT
          NO.                                     DOCUMENTS
        -------                                   ---------
         10.8            -- Form of Non-Qualified Stock Option Agreement dated
                            September 3, 1996, by and between the Company and Thomas
                            P. Richards (incorporated herein by reference to Exhibit
                            10.2 to Registration Statement No. 333-14783).
         10.11           -- Employment Agreement dated September 17, 1996, by and
                            between the Company and Forrest M. Conley, Jr.
                            (incorporated herein by reference to Exhibit 10.11 to
                            Post Effective Amendment No. 1 to Registration Statement
                            No. 333-14783).
         10.12           -- Form of Incentive Stock Option Agreement dated September
                            17, 1996, by and between the Company and Forrest M.
                            Conley, Jr. (incorporated herein by reference to Exhibit
                            10.12 to Post Effective Amendment No. 1 to Registration
                            Statement No. 333-14783).
         10.13           -- Employment Agreement dated September 3, 1996, by and
                            between the Company and Ronnie E. McBride (incorporated
                            herein by reference to Exhibit 10.13 to Post Effective
                            Amendment No. 1 to Registration Statement No. 333-14783).
         10.14           -- Form of Incentive Stock Option Agreement dated September
                            3, 1996, by and between the Company and Ronnie E. McBride
                            (incorporated herein by reference to Exhibit 10.14 to
                            Post Effective Amendment No. 1 to Registration Statement
                            No. 333-14783).
         10.15           -- Form of Non-Qualified Stock Option Agreement dated
                            September 3, 1996, by and between the Company and Ronnie
                            E. McBride. (incorporated herein by reference to Exhibit
                            10.15 to Post Effective Amendment No. 1 to Registration
                            Statement No. 333-14783).
         10.16           -- Grey Wolf, Inc. 1996 Employee Stock Option Plan
                            (incorporated herein by reference to Grey Wolf, Inc. 1996
                            Annual Meeting of Shareholders definitive proxy
                            materials).
         10.17           -- Stock Purchase Agreement dated as of December 28, 1996, between Grey Wolf, and Wexford Special Situations 1996,
                            L.P., Wexford-Euris Special Situations 1996, L.P.,
                            Wexford Special Situations 1996 Institutional, L.P. and
                            Wexford Special Situations 1996 Limited (incorporated
                            herein by reference to Exhibit 10.1 to Form 8-K dated
                            December 30, 1996).
         10.18           -- Amended and Restated Senior Secured Revolving Credit
                            Agreement dated as of April 30, 1997 among DI Industries,
                            Inc. and Drillers, Inc. (as borrowers), DI International,
                            Inc. (as guarantor), Bankers Trust Company, as Agent,
                            \ING (US) Capital Corporation, as Co-agent, and various
                            financial institutions, as Lenders. (incorporated herein
                            by reference to Exhibit 10.1 to Registration Statement
                            No. 333-26519).
         10.19           -- Amendment to the Credit Facility dated June 6, 1997
                            (incorporated herein by reference to Exhibit 10.2 to
                            Amendment No. 1 to Registration Statement No. 333-26519).
         10.20           -- Amendment to Credit Facility dated June 23, 1997.
                            (incorporated herein by reference to Grey Wolf, Inc.
                            Annual Report on Form 10-K for the year ended December
                            31, 1997.)

        EXHIBIT
          NO.                                     DOCUMENTS
        -------                                   ---------
         10.22           -- Form of Shareholder Agreement entered into January 31,
                            1997, by Grey Wolf, Inc., Drillers, Inc., and Lucien
                            Flournoy, Maxine E. Flournoy, Betty Louise Flournoy
                            Fields, Helen Ruth Flournoy Pope, Mary Anne Flournoy
                            Guthrie, F.C. West, Gregory M. Guthrie, Byron W. Fields,
                            John B. Pope, the Flournoy First, Second and Third Fields
                            Grandchild Trusts, the Flournoy First, Second and Third
                            Pope Grandchild Trusts, and the Flournoy First, Second,
                            Third, Fourth and Fifth Guthrie Grandchild Trusts
                            (incorporated herein by reference to Exhibit 10.22 to
                            Amendment No. 2 to Registration Statement No. 333-20423).
         10.23           -- Drillers Inc. 1982 Stock Option and Long-Term Incentive
                            Plan for Key Employees (incorporated by reference to
                            Drillers Inc. 1982 Annual Meeting definitive proxy
                            solicitation materials.)
         10.24           -- Grey Wolf, Inc. 1987 Stock Option Plan for Non-Employee
                            Directors. (incorporated by reference to Grey Wolf, Inc.
                            1987 Annual Meeting definitive proxy solicitation
                            materials.)
         10.25           -- Form of Non-Qualified Stock Option Agreement dated
                            December 16, 1996, by and between the Company and Forrest
                            M. Conley, Jr. (incorporated by reference to DI
                            Industries, Inc. Annual Report on Form 10-K for the year
                            ended December 31, 1996.)
         10.26           -- Employment Agreement dated March 17, 1997, by and between the Company and Gary D. Lee. (incorporated by reference
                            to DI Industries, Inc. Annual Report of Form 10-K for the
                            year ended December 31, 1996.)
         10.27           -- Form of Incentive Stock Option Agreement dated March 17,
                            1997, by and between the Company and Gary D. Lee
                            (incorporated by reference to DI Industries, inc. Annual
                            Report of Form 10-K for the year ended December 31,
                            1996.)
         10.28           -- Stock Purchase Agreement by and among Grey Wolf Drilling
                            Company, Grey Wolf, Inc., Murco Drilling Corporation, et
                            al., dated December 30, 1997. (incorporated by reference
                            to Exhibit 10.1 to Form 8-K dated February 5, 1998)
         10.29           -- Employment Agreement dated January 1, 1998, by and
                            between the Company and David W. Wehlmann (incorporated
                            herein by reference to Grey Wolf, Inc. Annual Report on
                            Form 10-K for the year ended December 31, 1997.)
         10.30           -- Form of Incentive Stock Option Agreement dated February
                            10, 1998, by and between the Company and David W.
                            Wehlmann (incorporated herein by reference to Grey Wolf,
                            Inc. Annual Report on Form 10-K for the year ended
                            December 31, 1997.)
         10.31           -- Revolving Credit Agreement dated as of January 14, 1999 among Grey Wolf Drilling Company LP (as borrower), Grey
                            Wolf, Inc. (as guarantor), The CIT Group/Business Credit,
                            Inc. (as agent) and various financial institutions (as
                            lenders). (incorporated herein by reference to Exhibit
                            10.1 to Form 8-K dated January 26, 1999.)
         10.32           -- Employment Agreement dated January 16, 1999, by and
                            between the Company and Edward S. Jacob, III.
                            (incorporated herein by reference to Grey Wolf, Inc.
                            Annual Report on Form 10-K for the year ended December
                            31, 1999.)
         10.33           -- Non-Qualified Stock Option Agreement dated January 16,
                            1999, by and between the Company and Edward S. Jacob,
                            III. (incorporated herein by reference to Grey Wolf, Inc.
                            Annual Report on Form 10-K for the year ended December
                            31, 1999.)

        EXHIBIT
          NO.                                     DOCUMENTS
        -------                                   ---------
         16.1            -- Change in Certifying Accountant. (incorporated by
                            reference to Exhibit 16.1 to 8-K filed on October 2,
                            1996)
        *21.1            -- List of Subsidiaries of Grey Wolf, Inc.
        *23.1            -- Consent of KPMG LLP

---------------

* Filed herewith

          (b) Reports on Form 8-K

              None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of March, 2001

                                            GREY WOLF, INC.

                                            By:    /s/ DAVID W. WEHLMANN
                                              ----------------------------------
                                                      David W. Wehlmann,
                                                  Senior Vice President and
                                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                    CAPACITIES                     DATE
                     ----------                                    ----------                     ----

             By: /s/ THOMAS P. RICHARDS                Chairman, President and Chief         March 20, 2001
  -------------------------------------------------      Executive Officer
                 Thomas P. Richards                      (Principal Executive Officer)

              By: /s/ DAVID W. WEHLMANN                Senior Vice President and Chief       March 20, 2001
  -------------------------------------------------      Financial Officer
                  David W. Wehlmann

              By: /s/ MERRIE S. COSTLEY                Vice President and Controller         March 20, 2001
  -------------------------------------------------
                  Merrie S. Costley

             By: /s/ WILLIAM R. ZIEGLER                Director                              March 20, 2001
  -------------------------------------------------
                 William R. Ziegler

               By: /s/ FRANK M. BROWN                                                        March 20, 2001
  -------------------------------------------------
                   Frank M. Brown

             By: /s/ WILLIAM T. DONOVAN                Director                              March 20, 2001
  -------------------------------------------------
                 William T. Donovan

             By: /s/ JAMES K. B. NELSON                Director                              March 20, 2001
  -------------------------------------------------
                 James K. B. Nelson

             By: /s/ ROY T. OLIVER, JR.                Director                              March 20, 2001
  -------------------------------------------------
                 Roy T. Oliver, Jr.

              By: /s/ STEVEN A. WEBSTER                Director                              March 20, 2001
  -------------------------------------------------
                  Steven A. Webster

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                     DOCUMENTS
        -------                                   ---------
          2.1            -- Agreement and Plan of Merger dated May 7, 1996, among DI
                            Industries, Inc., DI Merger Sub, Inc., Roy T. Oliver,
                            Inc. and Land Rig Acquisition Corp. (incorporated herein
                            by reference to Exhibit 2.1 to Registration Statement No.
                            333-6077).
          2.1.1          -- Amendment to Agreement and Plan of Merger dated May 7,
                            1996, among DI Industries, Inc., DI Merger Sub, Inc., Roy
                            T. Oliver, Jr., Mike L. Mullen, R.T. Oliver, Inc. and
                            Land Rig Acquisition Corp. (incorporated herein by
                            reference to Exhibit 2.1.1 to Registration Statement No.
                            333-6077).
          2.1.2          -- Second Amendment and Plan of Merger dated July 26, 1996, among DI Industries, Inc., DI Merger Sub, Inc., Roy T.
                            Oliver, Jr., Mike L. Mullen, R.T. Oliver, Inc. and Land
                            Rig Acquisition Corp. (incorporated herein by reference
                            to Exhibit 2.1.2 to Amendment No. 1 to Registration
                            Statement No. 333-6077).
          2.2            -- Agreement and Plan of Merger dated May 7, 1996, among DI
                            Industries, Inc. and Somerset Investment Corp.
                            (incorporated herein by reference to Exhibit 2.2 to
                            Registration Statement No. 333-6077).
          2.2.1          -- Amendment to Agreement and Plan of Merger dated May 7,
                            1996, among DI Industries, Inc. and Somerset Investment
                            Corp. (incorporated herein by reference to Exhibit 2.2.1
                            to Registration Statement No. 333-6077).
          2.2.2          -- Second Amendment to Agreement and Plan of Merger dated
                            July 26, 1996, among DI Industries, Inc. and Somerset
                            Investment Corp. (incorporated herein by reference to
                            Exhibit 2.2.2 to Amendment No. 1 to Registration
                            Statement No. 333-6077).
          2.3            -- Asset Purchase Agreement dated October 3, 1996, by and
                            between the DI Industries, Inc. and Meritus, Inc., a
                            Texas corporation, Mesa Rig 4 L.L.C., a Texas limited
                            liability company, Mesa Venture, a Texas general
                            partnership and Mesa Drilling, Inc., a Texas corporation
                            (incorporated by reference to Exhibit 2.1 to Registration
                            no. 333-14783).
          2.4.1          -- Asset Purchase Agreement dated November 12, 1996, between
                            Diamond M Onshore, Inc. and Drillers, Inc. (the "Asset
                            Purchase Agreement") (incorporated herein by reference to
                            Exhibit 2.1 to Form 8-K dated December 30, 1996).
          2.4.2          -- Letter Agreement dated December 31, 1996, between Diamond
                            M Onshore and Drillers, Inc. amending the Asset Purchase
                            Agreement (incorporated herein by reference to Exhibit
                            2.2 to Form 8-K dated December 30, 1996).
          2.5            -- Asset Purchase Agreement dated December 31, 1996, between
                            Flournoy Drilling Company and Drillers, Inc.
                            (incorporated herein by reference to Exhibit 2.1 to Form
                            8-K filed January 31, 1997).
          2.6            -- Agreement and Plan of Merger dated March 7, 1997, by and among DI Industries, Inc., Drillers Inc., and Grey Wolf
                            Drilling Company including form of Escrow Agreement, form
                            of Trust Under Grey Wolf Drilling Company Deferred
                            Corporation Plan, and form of Grey Wolf Drilling Company
                            Deferred Compensation Plan (incorporated herein by
                            reference to Exhibit 10.1 to Form 8-K filed March 10,
                            1997).
          2.7            -- Voting and Support Agreement dated March 7, 1997, of
                            Sheldon B. Lubar (incorporated herein by reference to
                            Exhibit 10.2 to Form 8-K dated March 10, 1997).

        EXHIBIT
          NO.                                     DOCUMENTS
        -------                                   ---------
          2.8            -- Voting and Support Agreement dated March 7, 1997, of
                            Felicity Ventures, Ltd. (incorporated herein by reference
                            to Exhibit 10.3 to Form 8-K dated March 10, 1997).
          2.9            -- Voting and Support Agreement dated March 7, 1997, of
                            James K.B. Nelson (incorporated herein by reference to
                            Exhibit 10.4 to Form 8-K dated March 10, 1997).
          2.10           -- Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling Company and James K.B.
                            Nelson (incorporated herein by reference to Exhibit 10.5
                            to Form 8-K dated March 10, 1997).
          2.11           -- Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling Company and Tom L.
                            Ferguson (incorporated herein by reference to Exhibit
                            10.8 to Form 8-K dated March 10, 1997).
          2.12           -- Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling Company and Janet V.
                            Campbell (incorporated herein by reference to Exhibit
                            10.10 to Form 8-K dated March 10, 1997).
          2.13           -- Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling Company and Sheldon B.
                            Lubar (incorporated herein by reference to Exhibit 10.11
                            to Form 8-K dated March 10, 1997).
          2.14           -- Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling Company and Robert P.
                            Probst (incorporated herein by reference to Exhibit 10.12
                            to Form 8-K dated March 10, 1997).
          2.15           -- Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling Company and Uriel E.
                            Dutton (incorporated herein by reference to Exhibit 10.13
                            to Form 8-K dated March 10, 1997).
          3.1            -- Articles of Incorporation of Grey Wolf, Inc., as amended
                            (incorporated herein by reference to Exhibit 3.1 to Form
                            10-Q dated May 12, 1999).
          3.2            -- By-Laws of Grey Wolf, Inc., as amended (incorporated
                            herein by reference to Exhibit 99.1 to Form 8-K dated
                            March 23, 1999).
          4.1            -- Form of Trust Indenture, dated June 20, 1997, relating to the senior notes due 2007 of the Company and Texas
                            Commerce Bank National Association, as Trustee
                            (incorporated herein by reference to Exhibit 4.2 to the
                            Company's Registration Statement on Form S-3 No.
                            333-26519 filed June 24, 1997).
          4.2            -- Form of Trust Indenture, dated May 8, 1998, relating to the senior notes due 2007 by and among the Company, the
                            Guarantors, and Chase Bank of Texas, National
                            Association, as Trustee (incorporated herein by reference
                            to Exhibit 4.3 to Form 8-K filed May 21, 1998).
          4.3            -- Rights Agreement dated as of September 21, 1998 by and
                            between the Company and American Stock Transfer and Trust
                            Company as Rights Agent (incorporated herein by reference
                            to Exhibit 4.1 to Form 8-K filed September 22, 1998).
         10.1            -- Shareholders' Agreement dated May 7, 1996, among Somerset
                            Drilling Associates, L.L.C., Roy T. Oliver, Jr., U.S. Rig
                            and Equipment, Inc., Mike Mullen Energy Equipment
                            Resource, Inc., GCT Investments, Inc., Mike L. Mullen,
                            Norex Drilling Ltd., and Pronor Holdings, Ltd.
                            (incorporated herein by reference to Exhibit 10.9 to
                            Registration Statement No. 333-6077).

        EXHIBIT
          NO.                                     DOCUMENTS
        -------                                   ---------
         10.1.1          -- Amendment to Shareholders' Agreement dated May 7, 1996, among Somerset Drilling Associates, L.L.C., Somerset
                            Capital Partners, Roy T. Oliver, Jr., U.S. Rig and
                            Equipment, Inc., Mike Mullen Energy Equipment Resource,
                            Inc., GCT Investments, Inc., Mike L. Mullen, Norex
                            Drilling Ltd., and Pronor Holdings, Ltd. (incorporated
                            herein by reference to Exhibit 10.9.1 to Registration
                            Statement No. 333-6077).
         10.2            -- Form of Shadow Warrant to be issued to the shareholders of Somerset Investment Corporation. (incorporated herein
                            by reference to Exhibit 10.10 to Registration Statement
                            No. 333-6077).
         10.3            -- Form of Shadow Warrant to be issued to the shareholders of R.T. Oliver, Inc. And Land Rig Acquisition Corporation
                            (incorporated herein by reference to Exhibit 10.11 to
                            Registration Statement No. 333-6077).
         10.4            -- Registration Rights Agreement dated May 7, 1996, among
                            Somerset Drilling Associates, L.L.C., Roy T. Oliver, Jr.,
                            U.S. Rig and Equipment, Inc., Mike Mullen Energy
                            Equipment Resource, Inc., GCT Investments, Inc., Norex
                            Drilling Ltd., and Pronor Holdings, Ltd. (incorporated
                            herein by reference to Exhibit 10.12 to Registration
                            Statement No. 333-6077)
         10.4.1          -- Amendment to Registration Rights Agreement dated May 7,
                            1996, among Somerset Drilling Associates, L.L.C.,
                            Somerset Capital Partners, Roy T. Oliver, Jr., U.S. Rig
                            and Equipment, Inc., Mike Mullen Energy Equipment
                            Resource, Inc., GCT Investments, Inc., Norex Drilling
                            Ltd., and Pronor Holdings, Ltd. (incorporated herein by
                            reference to Exhibit 10.12.1 to Registration Statement
                            No. 333-6077).
         10.4.2          -- Second Amendment to Registration Rights Agreement dated
                            July 26, 1996, among Somerset Drilling Associates,
                            L.L.C., Somerset Capital partners, Roy T. Oliver, Jr.,
                            U.S. Rig and Equipment, Inc., Mike Mullen Energy
                            Equipment Resource, Inc., GCT Investments, Inc., Norex
                            Drilling Ltd., and Pronor Holdings, Ltd. (incorporated
                            herein by reference to Exhibit 10.4.2 to Amendment No. 1
                            to Registration Statement No. 333-6077).
         10.5            -- Investment Monitoring Agreement dated May 7, 1996, among
                            Grey Wolf, Inc., Somerset Capital Partners and Somerset
                            Drilling Associates, L.L.C. (incorporated herein by
                            reference to Exhibit 10.13 to Registration Statement No.
                            333-6077).
         10.6            -- Form of Non-Competition Agreement to be executed among
                            Grey Wolf, Inc., Roy T. Oliver, Jr., U.S. Rig and
                            Equipment, Inc., Mike L. Mullen and Mike Mullen Energy
                            Equipment Resource, Inc. (incorporated herein by
                            reference to Exhibit 10.14 to Registration Statement No.
                            333-6077).
         10.7            -- Employment Agreement dated September 3, 1996, by and
                            between the Company and Thomas P. Richards (incorporated
                            herein by reference to Exhibit 10.1 to Registration
                            Statement No. 333-14783).
         10.8            -- Form of Non-Qualified Stock Option Agreement dated
                            September 3, 1996, by and between the Company and Thomas
                            P. Richards (incorporated herein by reference to Exhibit
                            10.2 to Registration Statement No. 333-14783).
         10.11           -- Employment Agreement dated September 17, 1996, by and
                            between the Company and Forrest M. Conley, Jr.
                            (incorporated herein by reference to Exhibit 10.11 to
                            Post Effective Amendment No. 1 to Registration Statement
                            No. 333-14783).

        EXHIBIT
          NO.                                     DOCUMENTS
        -------                                   ---------
         10.12           -- Form of Incentive Stock Option Agreement dated September
                            17, 1996, by and between the Company and Forrest M.
                            Conley, Jr. (incorporated herein by reference to Exhibit
                            10.12 to Post Effective Amendment No. 1 to Registration
                            Statement No. 333-14783).
         10.13           -- Employment Agreement dated September 3, 1996, by and
                            between the Company and Ronnie E. McBride (incorporated
                            herein by reference to Exhibit 10.13 to Post Effective
                            Amendment No. 1 to Registration Statement No. 333-14783).
         10.14           -- Form of Incentive Stock Option Agreement dated September
                            3, 1996, by and between the Company and Ronnie E. McBride
                            (incorporated herein by reference to Exhibit 10.14 to
                            Post Effective Amendment No. 1 to Registration Statement
                            No. 333-14783).
         10.15           -- Form of Non-Qualified Stock Option Agreement dated
                            September 3, 1996, by and between the Company and Ronnie
                            E. McBride. (incorporated herein by reference to Exhibit
                            10.15 to Post Effective Amendment No. 1 to Registration
                            Statement No. 333-14783).
         10.16           -- Grey Wolf, Inc. 1996 Employee Stock Option Plan
                            (incorporated herein by reference to Grey Wolf, Inc. 1996
                            Annual Meeting of Shareholders definitive proxy
                            materials).
         10.17           -- Stock Purchase Agreement dated as of December 28, 1996, between Grey Wolf, and Wexford Special Situations 1996,
                            L.P., Wexford-Euris Special Situations 1996, L.P.,
                            Wexford Special Situations 1996 Institutional, L.P. and
                            Wexford Special Situations 1996 Limited (incorporated
                            herein by reference to Exhibit 10.1 to Form 8-K dated
                            December 30, 1996).
         10.18           -- Amended and Restated Senior Secured Revolving Credit
                            Agreement dated as of April 30, 1997 among DI Industries,
                            Inc. and Drillers, Inc. (as borrowers), DI International,
                            Inc. (as guarantor), Bankers Trust Company, as Agent,
                            \ING (US) Capital Corporation, as Co-agent, and various
                            financial institutions, as Lenders. (incorporated herein
                            by reference to Exhibit 10.1 to Registration Statement
                            No. 333-26519).
         10.19           -- Amendment to the Credit Facility dated June 6, 1997
                            (incorporated herein by reference to Exhibit 10.2 to
                            Amendment No. 1 to Registration Statement No. 333-26519).
         10.20           -- Amendment to Credit Facility dated June 23, 1997.
                            (incorporated herein by reference to Grey Wolf, Inc.
                            Annual Report on Form 10-K for the year ended December
                            31, 1997.)
         10.22           -- Form of Shareholder Agreement entered into January 31,
                            1997, by Grey Wolf, Inc., Drillers, Inc., and Lucien
                            Flournoy, Maxine E. Flournoy, Betty Louise Flournoy
                            Fields, Helen Ruth Flournoy Pope, Mary Anne Flournoy
                            Guthrie, F.C. West, Gregory M. Guthrie, Byron W. Fields,
                            John B. Pope, the Flournoy First, Second and Third Fields
                            Grandchild Trusts, the Flournoy First, Second and Third
                            Pope Grandchild Trusts, and the Flournoy First, Second,
                            Third, Fourth and Fifth Guthrie Grandchild Trusts
                            (incorporated herein by reference to Exhibit 10.22 to
                            Amendment No. 2 to Registration Statement No. 333-20423).
         10.23           -- Drillers Inc. 1982 Stock Option and Long-Term Incentive
                            Plan for Key Employees (incorporated by reference to
                            Drillers Inc. 1982 Annual Meeting definitive proxy
                            solicitation materials.)

        EXHIBIT
          NO.                                     DOCUMENTS
        -------                                   ---------
         10.24           -- Grey Wolf, Inc. 1987 Stock Option Plan for Non-Employee
                            Directors. (incorporated by reference to Grey Wolf, Inc.
                            1987 Annual Meeting definitive proxy solicitation
                            materials.)
         10.25           -- Form of Non-Qualified Stock Option Agreement dated
                            December 16, 1996, by and between the Company and Forrest
                            M. Conley, Jr. (incorporated by reference to DI
                            Industries, Inc. Annual Report on Form 10-K for the year
                            ended December 31, 1996.)
         10.26           -- Employment Agreement dated March 17, 1997, by and between the Company and Gary D. Lee. (incorporated by reference
                            to DI Industries, Inc. Annual Report of Form 10-K for the
                            year ended December 31, 1996.)
         10.27           -- Form of Incentive Stock Option Agreement dated March 17,
                            1997, by and between the Company and Gary D. Lee
                            (incorporated by reference to DI Industries, inc. Annual
                            Report of Form 10-K for the year ended December 31,
                            1996.)
         10.28           -- Stock Purchase Agreement by and among Grey Wolf Drilling
                            Company, Grey Wolf, Inc., Murco Drilling Corporation, et
                            al., dated December 30, 1997. (incorporated by reference
                            to Exhibit 10.1 to Form 8-K dated February 5, 1998)
         10.29           -- Employment Agreement dated January 1, 1998, by and
                            between the Company and David W. Wehlmann (incorporated
                            herein by reference to Grey Wolf, Inc. Annual Report on
                            Form 10-K for the year ended December 31, 1997.)
         10.30           -- Form of Incentive Stock Option Agreement dated February
                            10, 1998, by and between the Company and David W.
                            Wehlmann (incorporated herein by reference to Grey Wolf,
                            Inc. Annual Report on Form 10-K for the year ended
                            December 31, 1997.)
         10.31           -- Revolving Credit Agreement dated as of January 14, 1999 among Grey Wolf Drilling Company LP (as borrower), Grey
                            Wolf, Inc. (as guarantor), The CIT Group/Business Credit,
                            Inc. (as agent) and various financial institutions (as
                            lenders). (incorporated herein by reference to Exhibit
                            10.1 to Form 8-K dated January 26, 1999.)
         10.32           -- Employment Agreement dated January 16, 1999, by and
                            between the Company and Edward S. Jacob, III.
                            (incorporated herein by reference to Grey Wolf, Inc.
                            Annual Report on Form 10-K for the year ended December
                            31, 1999.)
         10.33           -- Non-Qualified Stock Option Agreement dated January 16,
                            1999, by and between the Company and Edward S. Jacob,
                            III. (incorporated herein by reference to Grey Wolf, Inc.
                            Annual Report on Form 10-K for the year ended December
                            31, 1999.)
         16.1            -- Change in Certifying Accountant. (incorporated by
                            reference to Exhibit 16.1 to 8-K filed on October 2,
                            1996)
        *21.1            -- List of Subsidiaries of Grey Wolf, Inc.
        *23.1            -- Consent of KPMG LLP

---------------

* Filed herewith