Form 10-Q
period 2001-03-31
GREY WOLF INC
filed 2001-05-11
CIK 320186

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001      Commission File Number 1-8226


                                     {LOGO}


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

     The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at May 7, 2001 was 180,475,751.

================================================================================

                        GREY WOLF, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Consolidated Balance Sheets                                                        3
          Consolidated Statements of Operations                                              4
          Consolidated Statements of Shareholders' Equity and Comprehensive Income           5
          Consolidated Statements of Cash Flows                                              6
          Notes to Consolidated Financial Statements                                         7
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                               11
Item 3.   Quantitative and Qualitative Disclosure about Market Risk                         17

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings                                                                 18
Item 2.   Changes in Securities and Use of Proceeds                                         18
Item 3.   Defaults Upon Senior Securities                                                   18
Item 4.   Submission of Matters to a Vote of Security Holders                               18
Item 5.   Other Information                                                                 18
Item 6.   Exhibits and Reports on Form 8-K                                                  18

Signatures                                                                                  19

                                      -2-

                        GREY WOLF, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)



                                                                        March 31,       December 31,
                                                                          2001              2000
                                                                       -----------      ------------
                                                                       (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents                                             $ 49,648          $ 51,569
  Restricted cash - insurance deposits                                       859               859
  Accounts receivable, net of allowance of $1,800                         77,165            61,729
  Prepaids and other current assets                                        2,309             3,190
                                                                        --------          --------
    Total current assets                                                 129,981           117,347
                                                                        --------          --------

Property and equipment:
  Land, buildings and improvements                                         5,124             5,103
  Drilling equipment                                                     626,156           606,762
  Furniture and fixtures                                                   2,705             2,464
                                                                        --------          --------
    Total property and equipment                                         633,985           614,329
  Less: accumulated depreciation and amortization                       (237,008)         (227,468)
                                                                        --------          --------
    Net property and equipment                                           396,977           386,861

Other noncurrent assets                                                    6,360             6,658
                                                                        --------          --------
                                                                        $533,318          $510,866
                                                                        ========          ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                  $    592          $    545
  Accounts payable-trade                                                  29,938            24,447
  Accrued workers' compensation                                            4,566             4,805
  Payroll and related employee costs                                       8,335             6,795
  Accrued interest payable                                                 5,668            11,167
  Other accrued liabilities                                                5,728             9,559
                                                                        --------          --------
    Total current liabilities                                             54,827            57,318
                                                                        --------          --------

Senior notes                                                             249,462           249,440
Long-term debt, net of current maturities                                    757               411
Other long-term liabilities                                                3,736             2,158
Deferred income taxes                                                     35,678            28,123

Commitments and contingent liabilities                                        --                --

Shareholders' equity:
  Series B Junior Participating Preferred stock, $1 par value;
    250,000 shares authorized; none outstanding                               --                --
  Common stock, $.10 par value; 300,000,000 shares
    authorized; 180,474,151 and 179,880,591 issued
    and outstanding, respectively                                         18,047            17,988
  Additional paid-in capital                                             327,438           325,417
  Accumulated comprehensive income adjustments                              (454)             (454)
  Accumulated deficit                                                   (156,173)         (169,535)
                                                                        --------          --------
    Total shareholders' equity                                           188,858           173,416
                                                                        --------          --------
                                                                        $533,318          $510,866
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

                        GREY WOLF, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)
                                  (Unaudited)



                                                              Three Months Ended
                                                                   March 31,
                                                        ------------------------------
                                                          2001                  2000
                                                        --------              --------

Revenues:
  Contract drilling                                     $ 97,632              $ 58,709

Costs and expenses:
  Drilling operations                                     58,008                50,035
  Depreciation and amortization                            9,709                 8,889
  General and administrative                               2,381                 1,810
  Provision for doubtful accounts                             --                    44
                                                        --------              --------
    Total costs and expenses                              70,098                60,778
                                                        --------              --------

Operating income (loss)                                   27,534                (2,069)

Other income (expense):
  Interest income                                            678                   184
  Gain on sale of assets                                      57                    94
  Interest expense                                        (5,997)               (5,975)
  Other, net                                                  (2)                  (22)
                                                        --------              --------
    Other income (expense), net                           (5,264)               (5,719)
                                                        --------              --------

Income (loss) before income taxes                         22,270                (7,788)

Income tax expense (benefit)
  Current                                                    383                    --
  Deferred                                                 8,525                (2,096)
                                                        --------              --------
                                                           8,908                (2,096)

Net income (loss)                                       $ 13,362              $ (5,692)
                                                        ========              ========

Basic net income (loss) per common share                $   0.07              $  (0.03)
                                                        ========              ========

Diluted net income (loss) per common share              $   0.07              $  (0.03)
                                                        ========              ========

Basic weighted average common shares outstanding         180,085               165,253
                                                        ========              ========

Diluted weighted average common shares outstanding       182,792               165,253
                                                        ========              ========

          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Amounts in thousands)



                                                     Common                                             Accumulated
                                                     Stock          Additional                         Comprehensive
                                      Common        $.10 Par         Paid-in                              Income
                                      Shares         Value           Capital            Deficit         Adjustments          Total
                                      -------       -------         ----------        -----------      -------------       ---------

Balance, December 31, 1999            165,167       $16,516          $270,527         $(161,012)           $(454)          $125,577

  Exercise of stock options               361            37               527                --               --                564

  Tax benefit of stock
    option exercises                       --            --               300                --               --                300

  Comprehensive net loss                   --            --                --            (5,692)              --             (5,692)
                                      -------       -------          --------         ---------            -----           --------
Balance, March 31, 2000
  (Unaudited)                         165,528       $16,553          $271,354         $(166,704)           $(454)          $120,749
                                      =======       =======          ========         =========            =====           ========


Balance, December 31, 2000            179,881       $17,988          $325,417         $(169,535)           $(454)          $173,416

  Exercise of stock options               593            59             1,051                --               --              1,110

  Tax benefit of stock
    option exercises                       --            --               970                --               --                970

  Comprehensive net income                 --            --                 -            13,362               --             13,362
                                      -------       -------          --------         ---------            -----           --------
Balance, March 31, 2001
  (Unaudited)                         180,474       $18,047          $327,438         $(156,173)           $(454)          $188,858
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

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)



                                                                            Three Months Ended
                                                                                 March 31,
                                                                        ----------------------------
                                                                          2001                 2000
                                                                        --------             -------

Cash flows from operating activities:
  Net income (loss)                                                     $ 13,362             $(5,692)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
    Depreciation and amortization                                          9,709               8,889
    Deferred income taxes                                                  7,555              (2,096)
    Gain on sale of assets                                                   (57)                (94)
    Foreign exchange loss                                                      2                  22
    Provision for doubtful accounts                                            -                  44
  Tax benefit of stock option exercises                                      970                 300
  Net effect of changes in assets and liabilities
    related to operating accounts                                        (15,219)             (6,351)
                                                                        --------             -------
    Cash provided by (used in) operating activities                       16,322              (4,978)
                                                                        --------             -------

Cash flows from investing activities:
  Property and equipment additions                                       (19,826)             (2,341)
  Proceeds from sale of property and equipment                                58                  98
                                                                        --------             -------
    Cash used in investing activities                                    (19,768)             (2,243)
                                                                        --------             -------

Cash flows from financing activities:
  Proceeds from long-term debt                                               658                 158
  Repayment of long-term debt                                               (243)               (269)
  Proceeds from exercise of stock options                                  1,110                 564
                                                                        --------             -------
    Cash provided by financing activities                                  1,525                 453
                                                                        --------             -------

Net decrease in cash and cash equivalents                                 (1,921)             (6,768)
Cash and cash equivalents, beginning of period                            51,569              20,500
                                                                        --------             -------
Cash and cash equivalents, end of period                                $ 49,648             $13,732
                                                                        ========             =======
Supplemental cash flow disclosure

Cash paid for interest:                                                 $ 11,174             $11,220
                                                                        ========             =======
Cash paid for taxes:                                                    $     --             $    --
                                                                        ========             =======


          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
(1)  GENERAL

     Grey Wolf, Inc. (the "Company" or "Grey Wolf") is a Texas corporation formed in 1980. Grey Wolf is a holding company with no independent assets or operations, but through its subsidiaries is engaged in the business of providing onshore contract drilling services to the oil and gas industry. The accompanying unaudited consolidated financial statements have been prepared by the Company and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 2001 and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results for any other period or for the year as a whole. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(2)  SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

     Basic earnings per share ("EPS") is based on weighted average shares outstanding without any dilutive effects considered and diluted earnings per share reflects dilution from all contingently issuable shares, including options, warrants and convertible securities.

     A reconciliation of the weighted average common shares outstanding on a basic and diluted basis is as follows:


                                                          Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2001          2000
                                                        ----------    ----------
                                                             (In thousands)
                                                              (Unaudited)

         Weighted average common shares
            outstanding - Basic                          180,085       165,253

         Effect of dilutive securities:
            Options - Treasury Stock Method                2,707            --
                                                         -------       -------
         Weighted average common shares
            outstanding - Diluted                        182,792       165,253
                                                         =======       =======

     Securities excluded from the computation of diluted EPS for the period ended March 31, 2001 that could potentially dilute basic EPS in the future were options to purchase 998,500 shares due to the exercise price being greater than the average market price during the period.

     The Company incurred a net loss for the three months ended March 31, 2000 and has, therefore, excluded certain securities from the computation of diluted earnings per share as the effect would be anti-

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

dilutive. Securities excluded from the computation of diluted earnings per share for the three month period ended March 31, 2000 that could potentially dilute basic earnings per share in the future were options to purchase 7.7 million shares.

Recent Accounting Pronouncement

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company adopted SFAS No. 133 for our fiscal year beginning January 1, 2001 and the adoption of the provisions of SFAS No. 133 had no impact on the Company's financial position or results of operations for the period ended March 31, 2001.

(3)  ACCOUNTING FOR INCOME TAXES

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

(4)  LONG-TERM DEBT

     The Company has a senior secured revolving credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility") which provides the Company the ability to borrow up to the lesser of $50.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous United States. The CIT Facility is a four year revolving facility expiring January 14, 2003, with automatic annual renewals thereafter unless terminated by the lender on any subsequent anniversary date and then only upon 60 day prior notice. Periodic interest payments are due at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus
 .25% to 1.50%. The CIT Facility provides up to $10.0 million available for letters of credit. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and the letters of credit accrue a fee of 1.25% per annum. In addition, the CIT Facility contains certain affirmative and negative covenants including a minimum appraisal value of the drilling rigs and related equipment plus certain financial covenants. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility, and is also secured by our guarantees and certain of our wholly owned subsidiaries guarantees. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

collateral pool for other purposes. The Company currently has no borrowings outstanding under the CIT Facility and $5.7 million outstanding under letters of credit at March 31, 2001.

     The Company has $250.0 million in principal amount of senior notes ("Notes") outstanding at March 31, 2001. The Notes issued in June 1997 and May 1998 bear interest at 8 7/8% per annum and mature July 1, 2007. The Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. In addition, non-guarantor subsidiaries are immaterial. All fees and expenses incurred at the time of issuance are being amortized over the life of the Notes.

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


                                                    Three Months Ended
                                                        March 31,
                                          ----------------------------------
                                             2001                   2000
                                          -----------           ------------
                                                   (In thousands)
                                                    (Unaudited)

Revenues:
 Domestic                                 $    97,632           $     58,709
 Foreign                                           --                     --
                                          -----------           ------------
                                               97,632                 58,709
                                          ===========           ============

Operating income (loss):
  Domestic                                $    27,702           $     (1,907)
  Foreign                                        (168)                  (162)
                                          -----------           ------------
                                          $    27,534           $     (2,069)
                                          ===========           ============


                                           March 31,            December 31,
                                             2001                    2000
                                          -----------           ------------
                                          (Unaudited)
Total assets:
  Domestic                                $   529,538           $    506,999
  Foreign                                       3,780                  3,867
                                          -----------           ------------
                                          $   533,318           $    510,866
                                          ===========           ============

     For the three months ended March 31, 2000, operating income (loss) above includes the provision for doubtful accounts from domestic operations of $44,000. There were no such items recorded in foreign operations.


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

                        GREY WOLF, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of Grey Wolf, Inc. included elsewhere herein and in our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended
December 31, 2000.

GENERAL

     We are a leading provider of contract land drilling services in the United States with a domestic fleet of 121 rigs, of which 91 rigs are currently marketed and 30 rigs are held in inventory. Included in the domestic and marketed fleet is one non-owned rig that we operate for a third party. We also maintain a fleet of five inventory rigs in Venezuela, giving us a total of 126 rigs.

Rig Activity

     At the end of the second quarter of 1999, activity in the land drilling industry started to improve from the most recent downturn. Since that time, we, as well as the domestic land drilling industry, have enjoyed sequential quarter over quarter improvement in operating and financial results.

     The table below shows the average number of our rigs working in our core domestic markets during the periods indicated:


  1999                           2000                                2001
---------     ----------------------------------------------     --------------
Full Year     Q-1       Q-2       Q-3      Q-4     Full Year     Q-1      April
---------     ---       ---       ---      ---     ---------     ---      -----
   45          61        65       77        83        71          88        89


     We have reactivated two drilling rigs since December 31, 2000, bringing our current marketed rig count to 91 rigs. Work is currently underway to reactivate four additional rigs to be deployed in the second quarter of 2001. We expect that work will begin soon on another four rigs which we plan to reactivate by late third quarter or early fourth quarter of 2001. The addition of these rigs will bring our total marketed fleet to 99 by year end. These eight rigs are all under term contracts.

Drilling Contract Bid Rates

     In addition to increasing rig activity, there have been continued increases in the dayrates we receive for our services. Our current daywork bid rates are $13,500 to $17,000 per day without fuel or top drives. This is a 15% increase from the leading edge bid rates of $11,500 to $15,000 per day in February 2001 and a 110% increase from the leading edge bid rates of $6,800 to $7,750 per day in April 2000. We have signed contracts as high as $18,500 per day without fuel or top drives. These current bid rates will begin to be realized in our financial results during the fourth quarter of 2001. We currently own 12 top drives and current bid rates are $2,000 to $2,500 per day. Bid rates for our top drives are in addition to the bid rates for our rigs.

Term Contracts

     Demand for our premium drilling equipment and competent personnel continues to be strong and our customers are recognizing the value of having committed rigs for their drilling programs. Inventory, as well as currently marketed rigs are offered to customers under term contracts at dayrates whereby we can recover the incremental capital expenditures during the term of the contract and provide an acceptable rate of return on the capital employed. The term contracts also protect us for the duration of the contract from having the rig remain idle and from unexpected declines in dayrates for our rigs.

     We have entered into a total of 23 term contracts which range in length from six months to two years. These term contracts commence or have commenced at various dates in 2001 and end at various dates in 2001, 2002, and 2003. Currently, eight rigs are working under eight of these term contracts. We will enter 2002 with a minimum of 17 rigs working under term agreements. Of these 17 contracts, eight are for rigs being upgraded out of inventory during the remainder of 2001 and the other nine are for currently marketed rigs.

Turnkey and Footage Contract Activity

     Revenue generated from turnkey and footage contracts was approximately 16% of total revenue in the first quarter of 2001, compared with 18% during the fourth quarter of 2000 and 46% during the first quarter of 2000. The percentage of days worked on turnkey and footage contracts was 8% of total days worked in the first quarter of 2001 compared to 12% in the fourth quarter of 2000 and 22% in the first quarter of 2000. We expect that turnkey and footage contracts will continue to represent approximately 7% to 10% of the total days worked in 2001. Turnkey and footage contracts generated earnings before interest, income taxes, depreciation and amortization ("EBITDA") of $3.8 million in the first quarter of 2001 compared to $1.8 million in the fourth quarter of 2000 and $3.9 million in the first quarter of 2000.

     The revenue and EBITDA generated on turnkey and footage contracts varies widely based upon a number of factors, including the location of the contracted work as well as the depth and level of complexity of the wells drilled. The demand for drilling services under turnkey and footage contracts is, however, greater during periods of overall lower demand and there can be no assurance that we will be able to maintain the current level of revenue or EBITDA derived from turnkey and footage contracts.

Entry into Rocky Mountain Market

     In October 2000, we signed a term contract for a two-year commitment for our ultra-deep drilling rig 558 to conduct drilling operations in the Madden Deep Unit of Wyoming's Wind River Basin. This contract is expected to generate revenue of approximately $11.6 million over the two year term. The start up of drilling operations is expected in June 2001 and will signal our entry into the Rocky Mountain market. In April 2001, we signed a term contract for a one-year commitment to add a 3,000 horsepower rig in southwestern Wyoming. The contract is expected to generate revenue of approximately $6.7 million over the term and drilling operations are expected to begin early in the fourth quarter of 2001. This term contact will complement the solid operating base that will be established with our ultra-deep drilling rig 558 and we plan to continue to pursue other opportunities in this region.

Financial Results

     The increase in the number of rigs working and higher dayrates positively impacted our operating margins in the first quarter of 2001 and fourth quarter of 2000. Our operating margin for the quarter ended March 31, 2001 was $4,979 per day, up $1,694 per day, or 52% from the fourth quarter 2000 operating margin of $3,285 per day. The first quarter 2001 operating margin also increased by $3,410 per day, or 217% when compared to the first quarter 2000 operating margin of $1,569 per day.

     Net income for the first quarter of 2001 was $13.4 million compared to net income of $5.0 million for the fourth quarter of 2000 and a net loss of $5.7 million for the first quarter of 2000, further demonstrating the significant improvement in both activity and margins. Revenues for the first quarter of 2001, fourth quarter of 2000, and first quarter of 2000 were $97.6 million, $82.3 million, and $58.7 million, respectively. EBITDA for the first quarter of 2001, fourth quarter of 2000 and first quarter of 2000 was $37.2 million, $22.9 million, and $6.8 million, respectively.

FINANCIAL CONDITION AND LIQUIDITY

     The following table summarizes our financial position as of March 31, 2001 and December 31, 2000.


                                        March 31, 2001         December 31, 2000
                                     -------------------       -----------------
                                          (Unaudited)
                                                      (In thousands)

                                        Amount        %         Amount       %
                                       --------      ---       --------     ---
Working capital                        $ 75,154       16       $ 60,029      13
Property and equipment, net             396,977       83        386,861      85
Other noncurrent assets                   6,360        1          6,658       2
                                       --------      ---       --------     ---
       Total                           $478,491      100       $453,548     100
                                       ========      ===       ========     ===
Long-term debt                         $250,219       52       $249,851      55
Other long-term liabilities              39,414        8         30,281       7
Shareholders' equity                    188,858       40        173,416      38
                                       --------      ---       --------     ---
       Total                           $478,491      100       $453,548     100
                                       ========      ===       ========     ===

         The significant changes in our financial position from December 31, 2000 to March 31, 2001 are the increases in working capital of $15.1 million, net property and equipment, of $10.1 million, other long-term liabilities of $9.1 million, and shareholders' equity of $15.4 million. The increase in working capital is primarily due to a $15.4 million increase in our accounts receivable balance due to the increase in dayrates and drilling activity. The increase in net property and equipment, is primarily due to $19.8 million of capital expenditures offset by $9.7 million in depreciation expense. Other long-term liabilities increased primarily as the result of a higher deferred income tax liability of $7.6 million. The deferred income tax liability increased due to higher earnings in the first quarter of 2001. Shareholders' equity increased due to net income of $13.4 million and stock option exercises which generated proceeds and tax benefits to us which totaled $2.0 million.

         The Company has a senior secured revolving credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility") which provides the Company the ability to borrow up to the lesser of $50.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous United States. The CIT Facility is a four year revolving facility expiring January 14, 2003, with automatic annual renewals thereafter unless terminated by the lender on any subsequent anniversary date and then only upon 60 day prior notice. Periodic interest payments are due at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus
 .25% to 1.50%. The CIT Facility provides up to $10.0 million available for letters of credit. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and the letters of credit accrue a fee of 1.25% per annum. In addition, the CIT Facility contains certain affirmative and negative covenants including a minimum appraisal value of the drilling rigs and related equipment plus certain financial covenants. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility, and is also secured by our guarantees and certain of our wholly owned subsidiaries guarantees. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool for other purposes. The Company currently has no borrowings outstanding under the CIT Facility and $5.7 million outstanding under letters of credit at March 31, 2001.

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

     We owe a total of $250.0 million in principal amount under our senior notes. While the principal is not due until 2007, semi-annual interest payments of approximately $11.1 million are due on January 1 and July 1 of each year. For the three months ended March 31, 2001, our operating activities and financing activities provided cash, while our investing activities consumed cash. Although we anticipate generating sufficient cash flow, to the extent we are unable to generate cash flow sufficient to pay debt service and meet our other cash needs, including capital expenditures, we would be required to use our cash on hand. At May 7, 2001, our cash balance was $58.4 million.

     The net cash provided by or used in our operating, investing and financing activities is summarized below:


                                                  Three Month Period Ended
                                                         March 31,
                                                -----------------------------
                                                   2001              2000
                                                ----------       ----------
                                                       (In thousands)
                                                         (Unaudited)

     Net cash provided by (used in):
       Operating activities                      $ 16,322           $(4,978)
       Investing activities                       (19,768)           (2,243)
       Financing activities                         1,525               453
                                                 --------           -------
     Net decrease in cash                        $ (1,921)          $(6,768)
                                                 ========           =======


     Our cash flows from operating activities are affected by a number of factors including the number of rigs under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow generated from operating activities during the first three months of 2001 and 2000 was $31.5 million (before changes in operating assets and liabilities) and 1.4 million (before changes in operating assets and liabilities), respectively. This change is principally due to a 44% increase in operating days and a 217% increase in per day gross profit margins between the two periods. Our cash flows from operating activities were also impacted by changes in operating assets and liabilities which used $15.2 million and $6.4 million in cash flow for the three months ended March 31, 2001 and 2000, respectively.

     Cash flow used in investing activities for the three months ended March 31, 2001 primarily consisted of $19.8 million of capital expenditures for reactivating rigs, rig maintenance, top drives and other equipment purchases. Cash flow used in investing activities for the three month period ended March 31, 2000 primarily consisted of $2.3 million of capital expenditures for reactivating rigs, rig maintenance and other equipment purchases.



     Cash flow provided by financing activities for the three months ended March 31, 2001 consisted principally of proceeds of $1.1 million from stock option exercises. Cash flow provided by financing activities for the three months ended March 31, 2000 primarily consisted of proceeds of $564,000 from stock option exercises.

     Capital expenditures for the three months ended March 31, 2001 were $19.8 million. Capital expenditures for the year ending December 31, 2001 are estimated to be between $80.0 million and $90.0 million, including $50.0 million to $55.0 million for the upgrade and reactivation of drilling rigs from inventory. The rigs that are being reactivated are also being upgraded to incorporate the latest technology with all or some of the following: new solids control systems, larger mud pumps for better hydraulics, disc brakes and digital drilling systems. We are also converting some rigs from mechanical to diesel electric. As discussed previously, we expect our term contracts to provide a return of the incremental capital investment over the term of the contracts.

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

Foreign Exchange

     Although we suspended operations in Venezuela in the first quarter of 1999, historically, operations were performed there by us pursuant to drilling contracts under which payments to us were denominated in United States Dollars but payable in Venezuelan currency at a floating exchange rate. We have not, during the three months ended March 31, 2001 entered into any currency hedges to protect us from foreign currency losses. During the three months ended March 31, 2001 and 2000, we recognized foreign exchange losses of $2,000 and $22,000 , respectively.

Other

     We have not paid any cash dividends on our common stock and do not anticipate paying dividends on the common stock at any time in the foreseeable future. Furthermore, the CIT Facility prohibits the payment of cash dividends without the consent of the participating lenders.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2001 and 2000

     The following tables highlight rig days worked, contract drilling revenue and drilling operating expenses for our daywork and turnkey operations for the three months ended March 31, 2001 and 2000.


                                              Three Months Ended                             Three Months Ended
                                                 March 31,2001                                 March 31, 2000
                                 --------------------------------------------      -------------------------------------
                                   Daywork          Turnkey                         Daywork       Turnkey
                                 Operations      Operations (2)       Total        Operations   Operations (2)   Total
                                 ----------      --------------     ---------      ----------   --------------  --------
                                                  (In thousands, except rig days worked and averages per day)
                                                                     (Unaudited)



Rig days worked                      7,303              655           7,958           4,341          1,189         5,530

Contract drilling revenue          $82,499          $15,133         $97,632         $31,963        $26,746       $58,709
Drilling operating
        expenses(1)                 46,908           11,100          58,008          27,429         22,606        50,035
                                   -------          -------         -------         -------        -------       -------
Gross profit (loss)                $35,591          $ 4,033         $39,624         $ 4,534        $ 4,140       $ 8,674
                                   =======          =======         =======         =======        =======       =======
Average per rig day worked
   Contract drilling revenue       $11,297          $23,104         $12,268         $ 7,363        $22,495       $10,616
   Drilling operating
        expenses                     6,424           16,947           7,289           6,319         19,013         9,047
                                   -------          -------         -------         -------        -------       -------
   Gross profit                    $ 4,873          $ 6,157         $ 4,979         $ 1,044        $ 3,482       $ 1,569
                                   =======          =======         =======         =======        =======       =======

[FN]

(1) Drilling operating expenses exclude depreciation and amortization, general and administrative expenses, and provision for doubtful accounts.

(2) Turnkey operations include the results from turnkey and footage contracts.


     Total contract drilling revenue increased approximately $38.9 million, or 66%, to $97.6 million for the three months ended March 31, 2001, from $58.7 million for the three months ended March 31, 2000. This increase is the result of an increase in total rig days worked of 2,428 or 44%, and an increase in the total average revenue per day of $1,652. The increase in the total rig days worked is due to 2,962 more rig days under daywork contracts partially offset by 534 fewer rig days under turnkey contracts. The increase in the total average revenue per day is primarily due to higher dayrates received from daywork operations; however higher rates received from turnkey operations also contributed to the increase.

     Total drilling operating expenses increased by approximately $8.0 million, or 16%, to $58.0 million for the three months ended March 31, 2001, as compared to $50.0 million for the three months ended March 31, 2000. The increase is primarily a result of the increased level of activity from daywork operations partially offset by the decreased level of activity from turnkey operations as discussed above. Drilling operating expenses on a per day basis, however, declined due primarily to lower expenses from turnkey operations as a result of the depth and level of complexity of the wells drilled and due to overhead items being spread over more days worked.

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

     Depreciation and amortization expense increased by $820,000 or 9%, to $9.7 million for the three months ended March 31, 2001, compared to $8.9 million for the three months ended March 31, 2000. The increase is primarily due to increased depreciation attributable to capital expenditures during the last half of 2000 and the first three months of 2001.

     General and administrative expenses increased by $571,000, or 32%, to $2.4 million for the three months ended March 31, 2001, from $1.8 million for the same period of 2000 due primarily to the increased level of our operating activity and accrual of performance based compensation.

     Interest income increased by $494,000 or 268% to $678,000 for the three months ended March 31, 2001 from $184,000 for the same period of 2000 due primarily to higher cash balances. Cash balances were higher as a result of the issuance of 13.0 million shares of common stock on April 4, 2000 which netted the Company $51.6 million.

     The difference in interest expense for the three month periods ended March 31, 2001 and 2000 is negligible as the average outstanding debt balance was virtually the same.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the CIT Facility. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. On May 7, 2001, we had no outstanding balance under the CIT Facility and as such have no exposure at this time to a change in interest rates.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are involved in litigation incidental to the conduct of our business, none of which management believes is, individually or in aggregate, material to our consolidated financial condition or results of operations. See Note 6 - Commitments and Contingent Liabilities.

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

(bullet)  fluctuations in prices and demand for oil and natural gas;

(bullet) fluctuations in levels of oil and gas exploration and development activities;

(bullet)  fluctuations in the demand for contract land drilling services;

(bullet)  the existence and competitive responses of our competitors;

(bullet)  technological changes and developments in the industry;

(bullet) the existence of operating risks inherent in the contract land drilling industry; and

(bullet)  U.S. and global economic conditions.

     Our forward-looking statements speak only as of the date specified in such statements or, if no date is stated, as of the date of this report. Grey Wolf, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or with regard to any change in events, conditions or circumstances on which our forward-looking statements are based. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2000 for additional information concerning risk factors that could cause actual results to differ from the forward looking statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GREY WOLF, INC.



Date:    May 10, 2001                    By:  /s/ David W. Wehlmann
                                              ----------------------------------
                                              David W. Wehlmann
                                              Senior Vice President and
                                              Chief Financial Officer



Date:    May 10, 2001                    By:  /s/ Merrie S. Costley
                                              ----------------------------------
                                              Merrie S. Costley
                                              Vice President and Controller