Form 10-Q
period 2001-06-30
GREY WOLF INC
filed 2001-08-10
CIK 320186

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001       Commission File Number 1-8226



                                   [GRAPHIC]

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


         The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at August 7, 2001 was 180,672,461.



================================================================================

                        GREY WOLF, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----
PART I.  Financial Information
         Item 1.   Financial Statements
                   Consolidated Balance Sheets                                                        3
                   Consolidated Statements of Operations                                              4
                   Consolidated Statements of Shareholders' Equity and
                   Comprehensive Income                                                               5
                   Consolidated Statements of Cash Flows                                              6
                   Notes to Consolidated Financial Statements                                         7
         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                               12
         Item 3.   Quantitative and Qualitative Disclosure about Market Risk                         19

PART II. Other Information
         Item 1.   Legal Proceedings                                                                 20
         Item 2.   Changes in Securities and Use of Proceeds                                         20
         Item 3.   Defaults Upon Senior Securities                                                   20
         Item 4.   Submission of Matters to a Vote of Security Holders                               20
         Item 5.   Other Information                                                                 20
         Item 6.   Exhibits and Reports on Form 8-K                                                  21


         Signatures                                                                                  21


                        GREY WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                          June 30,         December 31,
                                                                            2001               2000
                                                                        -----------        ------------
                                                                        (Unaudited)
                                    ASSETS
Current assets:
    Cash and cash equivalents                                            $  62,822         $  51,569
    Restricted cash - insurance deposits                                       859               859
    Accounts receivable, net of allowance of $1,800                         92,210            61,729
    Prepaids and other current assets                                        2,411             3,190
                                                                         ---------         ---------
         Total current assets                                              158,302           117,347
                                                                         ---------         ---------

Property and equipment:
    Land, buildings and improvements                                         5,228             5,103
    Drilling equipment                                                     650,230           606,762
    Furniture and fixtures                                                   2,755             2,464
                                                                         ---------         ---------
         Total property and equipment                                      658,213           614,329
    Less: accumulated depreciation and amortization                       (246,983)         (227,468)
                                                                         ---------         ---------
         Net property and equipment                                        411,230           386,861

Other noncurrent assets                                                      6,061             6,658
                                                                         ---------         ---------
                                                                         $ 575,593         $ 510,866
                                                                         =========         =========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                 $     580         $     545
    Accounts payable-trade                                                  30,296            24,447
    Accrued workers' compensation                                            4,345             4,805
    Payroll and related employee costs                                       8,290             6,795
    Accrued interest payable                                                11,219            11,167
    Other accrued liabilities                                                6,416             9,559
                                                                         ---------         ---------
         Total current liabilities                                          61,146            57,318
                                                                         ---------         ---------
Senior notes                                                               249,483           249,440
Long-term debt, net of current maturities                                      943               411
Other long-term liabilities                                                  4,597             2,158
Deferred income taxes                                                       48,572            28,123

Commitments and contingent liabilities                                          --                --

Shareholders' equity:
    Series B Junior Participating Preferred stock, $1 par value;
      250,000 shares authorized; none outstanding                               --                --
    Common stock, $.10 par value; 300,000,000 shares
      authorized; 180,672,461 and 179,880,591 issued
      and outstanding, respectively                                         18,067            17,988
    Additional paid-in capital                                             328,226           325,417
    Accumulated comprehensive income adjustments                                --              (454)
    Accumulated deficit                                                   (135,441)         (169,535)
                                                                         ---------         ---------

         Total shareholders' equity                                        210,852           173,416
                                                                         ---------         ---------
                                                                         $ 575,593         $ 510,866
                                                                         =========         =========

          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                     ---------------------------         ---------------------------
                                                        2001              2000              2001             2000
                                                     ---------         ---------         ---------         ---------
Revenues:
     Contract drilling                               $ 112,423         $  54,937         $ 210,055         $ 113,646

Costs and expenses:
     Drilling operations                                59,415            46,348           117,423            96,383
     Depreciation and amortization                      10,359             9,002            20,068            17,891
     General and administrative                          2,268             1,915             4,649             3,725
     Provision for doubtful accounts                        --                48                --                92
                                                     ---------         ---------         ---------         ---------
         Total costs and expenses                       72,042            57,313           142,140           118,091
                                                     ---------         ---------         ---------         ---------
Operating income (loss)                                 40,381            (2,376)           67,915            (4,445)

Other income (expense):
     Interest income                                       565               961             1,243             1,145
     Gain on sale of assets                                 98                 2               155                96
     Interest expense                                   (6,045)           (6,012)          (12,042)          (11,987)
     Other, net                                           (446)              (10)             (448)              (32)
                                                     ---------         ---------         ---------         ---------
         Other income (expense), net                    (5,828)           (5,059)          (11,092)          (10,778)
                                                     ---------         ---------         ---------         ---------
Income (loss) before income taxes                       34,553            (7,435)           56,823           (15,223)

Income tax expense (benefit)
     Current                                               641                --             1,024                --
     Deferred                                           13,180            (1,963)           21,705            (4,059)
                                                     ---------         ---------         ---------         ---------
         Total income tax expense (benefit)             13,821            (1,963)           22,729            (4,059)
                                                     ---------         ---------         ---------         ---------
Net income (loss)                                    $  20,732         $  (5,472)        $  34,094         $ (11,164)
                                                     =========         =========         =========         =========
Basic net income (loss) per common share             $    0.11         $   (0.03)        $    0.19         $   (0.06)
                                                     =========         =========         =========         =========
Diluted net income (loss) per common share           $    0.11         $   (0.03)        $    0.19         $   (0.06)
                                                     =========         =========         =========         =========
Basic weighted average
     common shares outstanding                         180,543           178,592           180,315           171,923
                                                     =========         =========         =========         =========
Diluted weighted average
     common shares outstanding                         183,171           178,592           182,983           171,923
                                                     =========         =========         =========         =========



          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Amounts in thousands)


                                                        Common                                   Accumulated
                                                         Stock      Additional                  Comprehensive
                                            Common     $.10 Par       Paid-in                      Income
                                            Shares       Value        Capital       Deficit      Adjustments      Total
                                            -------    ---------    ----------     ---------   --------------   ---------
Balance, December 31, 1999                  165,167    $  16,516     $ 270,527     $(161,012)     $    (454)    $ 125,577
    Issuance of common stock                 13,000        1,300        50,395            --             --        51,695
    Exercise of stock options                 1,486          150         2,692            --             --         2,842
    Tax benefit of stock option exercises        --           --         1,267            --             --         1,267
    Comprehensive net loss                       --           --            --       (11,164)            --       (11,164)
                                            -------    ---------     ---------     ---------      ---------     ---------
Balance, June 30, 2000 (Unaudited)          179,653    $  17,966     $ 324,881     $(172,176)     $    (454)    $ 170,217
                                            =======    =========     =========     =========      =========     =========

Balance, December 31, 2000                  179,881    $  17,988     $ 325,417     $(169,535)     $    (454)    $ 173,416
    Exercise of stock options                   791           79         1,553            --             --         1,632
    Tax benefit of stock option exercises        --           --         1,256            --             --         1,256
    Cumulative foreign
       translation losses                        --           --            --            --            454           454
    Net income                                   --           --            --        34,094             --        34,094
                                            -------    ---------     ---------     ---------      ---------     ---------
    Comprehensive net income                     --           --            --        34,094            454        34,548
                                            -------    ---------     ---------     ---------      ---------     ---------
Balance, June 30, 2001 (Unaudited)          180,672    $  18,067     $ 328,226     $(135,441)     $      --     $ 210,852
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

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)



                                                                        Six Months Ended
                                                                            June 30,
                                                                    -------------------------
                                                                      2001             2000
                                                                    --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $ 34,094         $(11,164)
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                                   20,068           17,891
      Deferred income taxes                                           20,449           (5,326)
      Gain on sale of assets                                            (155)             (96)
      Foreign exchange loss                                              448               32
      Provision for doubtful accounts                                     --               92
   Tax benefit of stock option exercises                               1,256            1,267
   Net effect of changes in assets and liabilities
    related to operating accounts                                    (22,867)          (6,411)
                                                                    --------         --------
      Cash provided by (used in) operating activities                 53,293           (3,715)
                                                                    --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                  (44,440)          (7,854)
   Proceeds from sale of property and equipment                          158              102
                                                                    --------         --------
      Cash used in investing activities                              (44,282)          (7,752)
                                                                    --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                        1,103              204
   Repayment of long-term debt                                          (493)            (518)
   Proceeds from exercise of stock options                             1,632            2,842
   Issuance of common stock                                               --           51,695
                                                                    --------         --------
      Cash provided by financing activities                            2,242           54,223
                                                                    --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             11,253           42,756
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        51,569           20,500
                                                                    --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 62,822         $ 63,256
                                                                    ========         ========
SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID FOR INTEREST:                                             $ 11,350         $ 11,361
                                                                    ========         ========
CASH PAID FOR TAXES:                                                $    469         $     --
                                                                    ========         ========

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1) General

         Grey Wolf, Inc. (the "Company" or "Grey Wolf") is a Texas corporation formed in 1980. Grey Wolf is a holding company with no independent assets or operations, but through its subsidiaries is engaged in the business of providing onshore contract drilling services to the oil and gas industry. The accompanying unaudited consolidated financial statements have been prepared by the Company and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 2001 and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results for any other period or for the year as a whole. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(2) SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

         Basic earnings per share ("EPS") is based on weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options, warrants and convertible securities.

         A reconciliation of the weighted average common shares outstanding on a basic and diluted basis is as follows:

                                                Three Months Ended             Six Months Ended
                                                     June 30,                      June 30,
                                              ----------------------        ----------------------
                                               2001           2000           2001           2000
                                              -------        -------        -------        -------
                                                  (In thousands)                (In thousands)
                                                    (Unaudited)                   (Unaudited)

Weighted average common shares
   outstanding - Basic                        180,543        178,592        180,315        171,923

Effect of dilutive securities:
   Options - Treasury Stock Method              2,628             --          2,668             --
                                              -------        -------        -------        -------

Weighted average common shares
   outstanding - Diluted                      183,171        178,592        182,983        171,923
                                              =======        =======        =======        =======

         Securities excluded from the computation of diluted EPS for the three and six month periods ended June 30, 2001 that could potentially dilute basic EPS in the future were options to purchase 998,500 shares due to the exercise price being greater than the average market price during the period.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The Company incurred a net loss for the three and six month periods ended June 30, 2000 and has, therefore, excluded certain securities from the computation of diluted earnings per share as the effect would be anti-dilutive. Securities excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2000 that could potentially dilute basic earnings per share in the future were options to purchase 7.5 million shares.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain intangible assets in a business combination be recognized as assets apart from goodwill. The Company is required to implement SFAS No. 141 for all business combinations for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the impairment of goodwill and that intangible assets other than goodwill should be amortized over their useful lives. Implementation of SFAS No. 142 is required for fiscal years beginning December 15, 2001. The Company does not anticipate the adoption of SFAS 141 and SFAS 142 will have a material impact on its financial position or results of operation.

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

(4) LONG-TERM DEBT

         The Company has a senior secured revolving credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility") which provides the Company the ability to borrow up to the lesser of $50.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous United States. The CIT Facility is a four year revolving facility expiring January 14, 2003, with automatic annual renewals thereafter unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus
 .25% to 1.50%. The CIT Facility provides up to $10.0 million available for letters of credit. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and the letters of credit accrue a fee of 1.25% per annum. In addition, the CIT Facility contains certain affirmative and negative covenants including a minimum appraisal value of the drilling rigs and related equipment plus certain financial covenants. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility. The CIT Facility is also secured by

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


our guarantees and certain of our wholly owned subsidiaries guarantees. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool for other purposes. The Company currently has no borrowings outstanding under the CIT Facility and $5.7 million outstanding under letters of credit at June 30, 2001.

         The Company has $250.0 million in principal amount of senior notes ("Notes") outstanding at June 30, 2001. The Notes issued in June 1997 and May 1998 bear interest at 8 7/8% per annum and mature July 1, 2007. The Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non- guarantor subsidiaries are immaterial. All fees and expenses incurred at the time of issuance are being amortized over the life of the Notes.

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The following table sets forth the Company's operations based on the geographic areas in which it operates.

                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                               JUNE 30,                             JUNE 30,
                                     ---------------------------         ---------------------------
                                        2001              2000              2001              2000
                                     ---------         ---------         ---------         ---------
                                           (In thousands)                       (In thousands)
                                             (Unaudited)                          (Unaudited)
Revenues:
     Domestic                        $ 112,423         $  54,937         $ 210,055         $ 113,646
     Foreign                                --                --                --                --
                                     ---------         ---------         ---------         ---------
                                     $ 112,423         $  54,937         $ 210,055         $ 113,646
                                     =========         =========         =========         =========
Operating income (loss):
     Domestic                        $  40,539         $  (2,175)        $  68,241         $  (4,082)
     Foreign                              (158)             (201)             (326)             (363)
                                     ---------         ---------         ---------         ---------
                                     $  40,381         $  (2,376)        $  67,915         $  (4,445)
                                     =========         =========         =========         =========



                          June 30,      December 31,
                            2001            2000
                          --------      ------------
Total assets:
     Domestic             $571,834        $506,999
     Foreign                 3,759           3,867
                          --------        --------
                          $575,593        $510,866
                          ========        ========

         For the three and six month periods ended June 30, 2000, operating income (loss) above includes the provision for doubtful accounts from domestic operations of $48,000 and $92,000, respectively. There were no such items recorded in foreign operations or for the three and six months ended June 30, 2001.

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(7) ACCUMULATED COMPREHENSIVE INCOME

         The Company realized $454,000 of previously unrealized foreign currency translation losses during the second quarter of 2001 as a result of moving its Venezuela rigs to the United States. This amount is included in net other expenses on the consolidated statements of operations. The Company is in the process of exiting the Venezuela market.

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

GENERAL

         We are a leading provider of contract land drilling services in the United States with a domestic fleet of 121 rigs, of which 95 rigs are currently marketed and 26 rigs are held in inventory. Included in the domestic and marketed fleet is one non-owned rig that we operate for a third party.

Rig Activity

         Since the end of the second quarter of 1999 we, as well as the domestic land drilling industry, have enjoyed sequential quarter over quarter improvement in operating and financial results. The table below shows the average number of our rigs working in our operating markets during the periods indicated:


      1999                                      2000                                              2001
   ---------     --------------------------------------------------------------      --------------------------------
   Full Year      Q-1          Q-2           Q-3          Q-4         Full Year       Q-1           Q-2          July
   ---------     -----        -----         -----        -----        ---------      -----         -----         ----
      45           61           65            77           83             71           88            92           93


         We have reactivated six drilling rigs since December 31, 2000, bringing our current marketed rig count to 95 rigs. Work is currently underway to reactivate five additional rigs and we expect that three of these rigs will be deployed in the third quarter of 2001 and the remaining two in the fourth quarter of 2001. The addition of these rigs will bring our total marketed fleet to 100 by year end. These five rigs will all go to work under term contracts.

Drilling Contract Bid Rates

         Our current daywork bid rates are $12,000 to $17,000 per day without fuel or top drives. This is a slight decline from the leading edge bid rates of $13,500 to $17,000 per day in April 2001 and a 61% increase from the leading edge bid rates of $8,000 to $10,000 per day in late July 2000. We currently own 12 top drives for which our current bid rates are $2,000 per day. Bid rates for our top drives are in addition to the bid rates for our rigs.

Term Contracts

         Our strategy over the last year of committing rigs to our customers under long term contracts has given those customers a dedicated rig for their drilling programs at a competitive rate while mitigating the financial risk to us in the event of lower commodity prices. Based on contracts currently in place, we expect to enter 2002 with 22 rigs working under term contracts with average daily margins of approximately $7,000. These term contracts provide the Company with a solid operating base. While we have not yet seen a significant change in our business, we have seen a slight weakening in demand for spot market work associated with the recent declines in natural gas commodity prices. However, gas prices are still at historically attractive levels. While we believe this is a short term imbalance situation, a continued downward trend in commodity prices would have an adverse impact on our markets as well as our financial results.

         We have a total of 25 term contracts with original terms ranging in length from one to two years. Nineteen rigs are currently working under term contracts. We have approximately 6,150 days contracted in 2002 and 1,500 days in 2003. Inventory rigs as well as currently marketed rigs are offered under term contracts to our customers at dayrates whereby we recover the incremental capital expenditures during the term of the contract and earn an acceptable rate of return on capital employed. We believe the use of term contracts is an effective way to add capacity to the market and mitigate financial risk.

Turnkey and Footage Contract Activity

         Revenue generated from turnkey and footage contracts was approximately 11% of total revenue in the second quarter of 2001, compared with 16% during the first quarter of 2001 and 30% during the second quarter of 2000. The percentage of days worked on turnkey and footage contracts was 7% of total days worked in the second quarter of 2001 compared to 8% in the first quarter of 2001 and 19% in the second quarter of 2000. We expect that turnkey and footage contracts will continue to represent approximately 7% to 10% of the total days worked in 2001. Turnkey and footage contracts generated earnings before interest, income taxes, depreciation and amortization ("EBITDA") of $4.5 million in the second quarter of 2001 compared to $3.8 million in the first quarter of 2001 and $2.0 million in the second quarter of 2000.

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

New Markets

         We began operations in the Rocky Mountain market in June 2001 under a two-year term contract for our ultra-deep drilling Rig 558. Early in the fourth quarter we will deploy a second rig into the market. This term contract is for a one-year commitment to add a 3,000 horsepower rig in Southwestern Wyoming and compliments the solid operating base that was established with the deployment of Rig 558. These two contracts are expected to generate revenue of approximately $18.8 million over their terms.

         In May 2001, we signed a two-year term contract for a 3,000 horsepower rig to drill in West Texas. This market presents an excellent opportunity for the utilization of our premium deep-drilling equipment because there is a shortage of quality equipment that can drill to depths of greater than 20,000 feet in that area.

         These term contracts provide us with solid operating bases in these two markets to look for expansion opportunities.

Venezuelan Operations

         During the second quarter of 2001, we moved our Venezuela rigs to the United States. We are in the process of exiting the Venezuela market. We may in the future utilize the rigs in the United States or sell some or all of the Venezuela rigs.

Financial Results

         Our operating margin for the quarter ended June 30, 2001 was $6,359 per day, up $1,380 per day, or 28% from the first quarter 2001 operating margin of $4,979 per day. The second quarter 2001 operating margin also increased by $4,896 per day, or 335% when compared to the second quarter 2000 operating margin of $1,463 per day.

         Net income for the second quarter of 2001 was $20.7 million compared to net income of $13.4 million for the first quarter of 2001 and a net loss of $5.5 million for the second quarter of 2000. Revenues for the second quarter of 2001, first quarter of 2001, and second quarter of 2000 were $112.4 million, $97.6 million, and $54.9 million, respectively. EBITDA for the second quarter of 2001, first quarter of 2001 and second quarter of 2000 was $50.7 million, $37.2 million, and $6.6 million, respectively.

         Based on currently anticipated levels of activity and dayrates, we expect to generate a margin of approximately $6,600 per day for the third quarter of 2001. This margin level should generate EBITDA of approximately $54.0 million and the resultant net income per share is expected to be approximately $.12 on a diluted basis, assuming an effective tax rate of between 38% and 42%. We expect depreciation expense of approximately $10.8 million in the third quarter of 2001.

FINANCIAL CONDITION AND LIQUIDITY

         The following table summarizes our financial position as of June 30, 2001 and December 31, 2000.

                                                JUNE 30, 2001                DECEMBER 31, 2000
                                         ------------------------        ------------------------
                                                (UNAUDITED)
                                                             (IN THOUSANDS)

                                          Amount            %             Amount             %
                                         --------        --------        --------        --------
Working capital                          $ 97,156              19        $ 60,029              13
Property and equipment, net               411,230              80         386,861              85
Other noncurrent assets                     6,061               1           6,658               2
                                         --------        --------        --------        --------
         Total                           $514,447             100        $453,548             100
                                         ========        ========        ========        ========

Long-term debt                           $250,426              49        $249,851              55
Other long-term liabilities                53,169              10          30,281               7
Shareholders' equity                      210,852              41         173,416              38
                                         --------        --------        --------        --------
         Total                           $514,447             100        $453,548             100
                                         ========        ========        ========        ========

         The significant changes in our financial position from December 31, 2000 to June 30, 2001 are the increases in working capital of $37.1 million, net property and equipment, of $24.4 million, other long-term liabilities of $22.9 million, and shareholders' equity of $37.4 million. The increase in working capital is primarily due to a $30.5 million increase in accounts receivable and $11.3 million increase in cash partially offset by a $5.8 million increase in accounts payable due to the increase in dayrates and drilling activity. The increase in net property and equipment, is primarily due to $44.4 million of capital expenditures, $19.2 million of which related to rig upgrades and reactivation offset by $20.1 million in depreciation expense. Other long- term liabilities increased primarily as the result of a higher deferred income tax liability of $20.4 million due to higher earnings in the first half of 2001. Shareholders' equity increased due to net income of $34.1 million and stock option exercises which generated proceeds and tax benefits to us which totaled $2.9 million.

         The Company has a senior secured revolving credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility") which provides the Company the ability to borrow up to the lesser of $50.0 million or

50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous United States. The CIT Facility is a four year revolving facility expiring January 14, 2003, with automatic annual renewals thereafter unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus .25% to 1.50%. The CIT Facility provides up to $10.0 million available for letters of credit. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and the letters of credit accrue a fee of 1.25% per annum. In addition, the CIT Facility contains certain affirmative and negative covenants including a minimum appraisal value of the drilling rigs and related equipment plus certain financial covenants. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility. The CIT Facility is also secured by our guarantees and certain of our wholly owned subsidiaries guarantees. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool for other purposes. The Company currently has no borrowings outstanding under the CIT Facility and $5.7 million outstanding under letters of credit at June 30, 2001.

         Among the various covenants that must be satisfied by us under the CIT Facility are the following two covenants which shall apply whenever our liquidity, defined as the sum of cash, cash equivalents and availability under the CIT Facility, falls below $25,000,000: (i) 1 to 1 EBITDA coverage of debt service, tested monthly on a trailing 12 month basis and (ii) minimum tangible net worth (as defined in the CIT Facility) at the end of each quarter will be the prior year tangible net worth less $30,000,000 adjusted for quarterly tests. Additionally, it will be a default if the orderly liquidation value of the domestic drilling equipment (including inventoried rigs) falls below $150,000,000. Also, if the two month average rig utilization falls below 45%, the lender will have the option to request one additional appraisal per year to aid in determining the current orderly liquidation value of the drilling equipment. At June 30, 2001, we were in compliance with these covenants.

         We owe a total of $250.0 million in principal amount under our senior notes. While the principal is not due until 2007, semi-annual interest payments of approximately $11.1 million are due on January 1 and July 1 of each year. For the six months ended June 30, 2001, our operating activities and financing activities provided cash, while our investing activities consumed cash. Although we anticipate generating sufficient cash flow, to the extent we are unable to generate cash flow sufficient to pay debt service and meet our other cash needs, including capital expenditures, we would be required to use our cash on hand. At August 7, 2001, our cash balance was $63.5 million.

         The net cash provided by or used in our operating, investing and financing activities is summarized below:

                                           SIX MONTH PERIOD ENDED
                                                   JUNE 30,
                                          -------------------------
                                            2001              2000
                                          --------         --------
                                                (In thousands)
                                                 (Unaudited)
Net cash provided by (used in):
     Operating activities                 $ 53,293         $ (3,715)
     Investing activities                  (44,282)          (7,752)
     Financing activities                    2,242           54,223
                                          --------         --------
Net increase in cash                      $ 11,253         $ 42,756
                                          ========         ========

         Our cash flows from operating activities are affected by a number of factors including the number of rigs under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow generated from operating activities during the first six months of 2001 and 2000 was $76.2 million (before changes in operating assets and liabilities) and $2.7 million (before changes in operating assets and liabilities), respectively. This change is principally due to a 43% increase in operating days and a 275% increase in per day gross profit margins between the two periods. Our cash flows from operating activities were also impacted by changes in operating assets and liabilities which used $22.9 million and $6.4 million in cash flow for the six months ended June 30, 2001 and 2000, respectively.

         Cash flow used in investing activities for the six months ended June 30, 2001 primarily consisted of $44.4 million of capital expenditures for reactivating rigs, rig maintenance, top drives and other equipment purchases. Cash flow used in investing activities for the six month period ended June 30, 2000 primarily consisted of $7.9 million of capital expenditures for reactivating rigs, rig maintenance and top drives.

         Cash flow provided by financing activities for the six months ended June 30, 2001 consisted principally of proceeds of $1.6 million from stock option exercises and net proceeds of $610,000 from long- term lease obligations. Cash flow provided by financing activities for the six months ended June 30, 2000 primarily consisted of net proceeds of $51.7 million and $2.8 million from the sale of common stock and from stock option exercises, respectively.

         Capital expenditures for the six months ended June 30, 2001 were $44.4 million. Capital expenditures for the year ending December 31, 2001 are estimated to be between $95.0 million and $100.0 million, including $55.0 million to $60.0 million for the upgrade and reactivation of drilling rigs from inventory. The rigs that are being reactivated are also being upgraded to incorporate the latest technology with all or some of the following: new solids control systems, larger mud pumps for better hydraulics, disc brakes and digital drilling systems. We are also converting some rigs from mechanical to diesel electric. As discussed previously, we expect our term contracts to provide a return of the incremental capital investment over the term of the contracts.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2001 and 2000

         The following tables highlight rig days worked, contract drilling revenue and drilling operating expenses for our daywork and turnkey operations for the three months ended June 30, 2001 and 2000.

                                             THREE MONTHS ENDED                              THREE MONTHS ENDED
                                                JUNE 30, 2001                                   JUNE 30, 2000
                                 -----------------------------------------      ------------------------------------------
                                   DAYWORK        TURNKEY                         DAYWORK          TURNKEY
                                 OPERATIONS    OPERATIONS(2)       TOTAL        OPERATIONS      OPERATIONS(2)      TOTAL
                                 ----------    -------------      --------      ----------      -------------     --------
                                                    (In thousands, except rig days worked and averages per day)
                                                                          (Unaudited)
Rig days worked                      7,773             563           8,336           4,768           1,103           5,871

Contract drilling revenue         $ 99,609        $ 12,814        $112,423        $ 38,399        $ 16,538        $ 54,937
Drilling operating
        expenses(1)                 51,267           8,148          59,415          31,999          14,349          46,348
                                  --------        --------        --------        --------        --------        --------
Gross profit (loss)               $ 48,342        $  4,666        $ 53,008        $  6,400        $  2,189        $  8,589
                                  ========        ========        ========        ========        ========        ========
Average per rig day worked
   Contract drilling revenue      $ 12,815        $ 22,760        $ 13,486        $  8,053        $ 14,994        $  9,357
   Drilling operating
        expenses                     6,596          14,472           7,127           6,711          13,009           7,894
                                  --------        --------        --------        --------        --------        --------
   Gross profit                   $  6,219        $  8,288        $  6,359        $  1,342        $  1,985        $  1,463
                                  ========        ========        ========        ========        ========        ========

----------
(1) Drilling operating expenses exclude depreciation and amortization, general and administrative expenses, and provision for doubtful accounts.
(2)  Turnkey operations include the results from turnkey and footage contracts.

         Total contract drilling revenue increased approximately $57.5 million, or 105%, to $112.4 million for the three months ended June 30, 2001, from $54.9 million for the three months ended June 30, 2000. This increase is the result of an increase in total rig days worked of 2,465 or 42%, and an increase in the total average revenue per day of $4,129. The increase in the total rig days worked consists of 3,005 more rig days under daywork contracts offset by 540 fewer rig days under turnkey contracts. The increase in the total average revenue per day is primarily due to higher dayrates received from both daywork and turnkey operations.

         Total drilling operating expenses increased by approximately $13.1 million, or 28%, to $59.4 million for the three months ended June 30, 2001, as compared to $46.3 million for the three months ended June 30, 2000. The increase is primarily a result of the increased level of activity from daywork operations partially offset by the decreased level of activity from turnkey operations as discussed above. Total drilling operating expenses on a per day basis declined, however, due primarily to overhead items being spread over more days worked and a decreased level of turnkey activity.

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

         Depreciation and amortization expense increased by $1.4 million or 15%, to $10.4 million for the three months ended June 30, 2001, compared to $9.0 million for the three months ended June 30, 2000. The increase is primarily due to increased depreciation attributable to equipment purchased during the last half of 2000 and the first six months of 2001.

         General and administrative expenses increased by $353,000, or 18%, to $2.3 million for the three months ended June 30, 2001, from $1.9 million for the same period of 2000 due primarily to the increased level of our operating activity and accrual of performance based compensation.

         Interest income decreased by $396,000, or 41% to $565,000 for the three months ended June 30, 2001 from $961,000 for the same period of 2000 due primarily to a decrease in interest rates and average cash balances.

         The difference in interest expense for the three month periods ended June 30, 2001 and 2000 is negligible as the average outstanding debt balance was virtually the same.

         Net other expenses increased by $436,000 to $446,000 for the three months ended June 30, 2001, from $10,000 for the same period of 2000 due to the $454,000 realization of previously unrealized foreign currency translation losses as a result of moving our Venezuela rigs to the United States. We are in the process of exiting the Venezuela market.

Comparison of the Six Months Ended June 30, 2001 and 2000

          The following tables highlight rig days worked, contract drilling revenue and drilling operating expenses for our daywork and turnkey operations for the six months ended June 30, 2001 and 2000.

                                             SIX MONTHS ENDED                               SIX MONTHS ENDED
                                               JUNE 30, 2001                                  JUNE 30, 2000
                                -----------------------------------------     -------------------------------------------
                                  DAYWORK         TURNKEY                        DAYWORK         TURNKEY
                                OPERATIONS      OPERATIONS        TOTAL        OPERATIONS       OPERATION         TOTAL
                                ----------      ----------       --------      ----------       ---------        --------
                                                   (In thousands, except rig days worked and averages per day)
                                                                           (Unaudited)
Rig days worked                    15,078           1,218          16,296           9,109           2,292          11,401

Contract drilling revenue        $182,108        $ 27,947        $210,055        $ 70,362        $ 43,284        $113,646
Drilling operating
    expenses(1)                    98,175          19,248         117,423          59,428          36,955          96,383
                                 --------        --------        --------        --------        --------        --------
Gross profit (loss)              $ 83,933        $  8,699        $ 92,632        $ 10,934        $  6,329        $ 17,263
                                 ========        ========        ========        ========        ========        ========

Average per rig day worked
   Contract drilling revenue     $ 12,078        $ 22,945        $ 12,890        $  7,724        $ 18,885        $  9,968
   Drilling operating
      expenses                      6,511          15,803           7,206           6,524          16,124           8,454
                                 --------        --------        --------        --------        --------        --------
   Gross profit (loss)           $  5,567        $  7,142        $  5,684        $  1,200        $  2,761        $  1,514
                                 ========        ========        ========        ========        ========        ========

----------
(1) Operating expenses exclude depreciation and amortization, general and administrative expenses, provision for doubtful accounts and unusual charges.
(2)  Turnkey operations include the results from turnkey and footage contracts.

         Total contract drilling revenue increased approximately $96.4 million, or 85% to $210.1 million for the six months ended June 30, 2001, from $113.6 million for the six months ended June 30, 2000. This increase is the result of an increase in total rig days worked of 4,895 or 43%, and an increase in the total average revenue per day of $2,922. The increase in the total rig days worked consists of 5,969 more rig days under daywork contracts offset by 1,074 fewer rig days under turnkey contracts. The increase in the total average revenue per day is primarily due to higher dayrates received from both daywork and turnkey operations.

         Total drilling operating expenses increased by approximately $21.0 million, or 22% to $117.4 million for the six months ended June 30, 2001, as compared to $96.4 million for the six months ended June 30, 2000. The increase is primarily a result of the increased level of activity from daywork operations partially offset by the decreased level of activity from turnkey operations as discussed above. Total drilling operating expenses on a per day basis declined, however, due primarily to overhead items being spread over more days worked and a decreased level of turnkey activity.

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

         Depreciation and amortization expense increased by $2.2 million, or 12%, to $20.1 million for the six months ended June 30, 2001 compared to $17.9 million for the six months ended June 30, 2000. The increase is primarily due to increased depreciation attributable to equipment purchased during the last half of 2000 and the first six months of 2001.

         General and administrative expense increased by $924,000 or 25%, to $4.6 million for the six months ended June 30, 2001 from $3.7 million for the same period of 2000 due primarily to the increased level of operating activity and accrual of performance based compensation.

         Interest income increased by $98,000, or 9% to $1.2 million for the six months ended June 30, 2001, from $1.1 million for the same period of 2000 due primarily to higher cash balances during the six months ended June 30, 2001 which was partially offset by lower interest rates in the first half of 2001. Cash balances were higher as a result of the issuance of 13.0 million shares of common stock on April 4, 2000.

         The difference in interest expense for the six month periods ended June 30, 2001 and 2000 is negligible as the average outstanding debt was virtually the same.

         Net other expenses increased by $416,000 to $448,000 for the three months ended June 30, 2001, from $32,000 for the same period of 2000 due to the $454,000 realization of previously unrealized foreign currency translation losses as a result of moving our Venezuela rigs to the United States. We are in the process of exiting the Venezuela market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the CIT Facility. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. On August 7, 2001, we had no outstanding balance under the CIT Facility and as such have no exposure at this time to a change in interest rates.

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 15, 2001, the annual meeting of our shareholders was held. At such meeting, the holders of common stock elected James K.B. Nelson and Robert
E. Rose as Class II Directors. The Directors will hold office until the Annual Meeting in 2004 or until their successors are elected and qualified. The following details the number of votes for the election of these directors and the number of votes withheld.

                  Director              For              Withheld
             -----------------      -----------          --------
             James K.B. Nelson      166,885,561           506,262
             Robert E. Rose         166,890,502           501,321

ITEM 5. OTHER INFORMATION

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding our business strategy, plans, objectives, capital expenditures and beliefs of management for future operations and results, are forward-looking statements. Although we believe the expectations and beliefs reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include:

o    fluctuations in prices and demand for oil and natural gas;

o fluctuations in levels of oil and gas exploration and development activities;

o    fluctuations in the demand for contract land drilling services;

o    the existence and competitive responses of our competitors;

o    technological changes and developments in the industry;

o the existence of operating risks inherent in the contract land drilling industry;

o    U.S. and global economic conditions;

o    the availability and terms of insurance coverage;

o    the ability to attract and retain qualified personnel.

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


                           GREY WOLF, INC.



Date: August 10, 2001      By: /s/ David W. Wehlmann
                              -------------------------------------------------
                              David W. Wehlmann
                              Senior Vice President and Chief Financial Officer



Date: August 10, 2001      By: /s/ Merrie S. Costley
                              -------------------------------------------------
                              Merrie S. Costley
                              Vice President and Controller