Form 10-Q
period 2001-09-30
GREY WOLF INC
filed 2001-11-13
CIK 320186

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001      Commission File Number 1-8226



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

The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at November 8, 2001 was 180,683,661.



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

                        GREY WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                        September 30,    December 31,
                                                                            2001              2000
                                                                        -------------    -------------
                                                                        (Unaudited)
                                    ASSETS
Current assets:
    Cash and cash equivalents                                           $      77,398    $      51,569
    Restricted cash - insurance deposits                                          859              859
    Accounts receivable, net of allowance of $1,800                           106,103           61,729
    Prepaids and other current assets                                           2,218            3,190
                                                                        -------------    -------------
         Total current assets                                                 186,578          117,347
                                                                        -------------    -------------

Property and equipment:
    Land, buildings and improvements                                            5,137            5,103
    Drilling equipment                                                        669,802          606,762
    Furniture and fixtures                                                      2,890            2,464
                                                                        -------------    -------------
         Total property and equipment                                         677,829          614,329
    Less: accumulated depreciation and amortization                          (251,811)        (227,468)
                                                                        -------------    -------------
         Net property and equipment                                           426,018          386,861

Other noncurrent assets                                                         5,763            6,658
                                                                        -------------    -------------
                                                                        $     618,359    $     510,866
                                                                        =============    =============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                $         576    $         545
    Accounts payable-trade                                                     33,736           24,447
    Accrued workers' compensation                                               4,281            4,805
    Payroll and related employee costs                                         12,093            6,795
    Accrued interest payable                                                    5,677           11,167
    Other accrued liabilities                                                   7,311            9,559
                                                                        -------------    -------------
         Total current liabilities                                             63,674           57,318
                                                                        -------------    -------------

Senior notes                                                                  249,505          249,440
Long-term debt, net of current maturities                                       1,145              411
Other long-term liabilities                                                     5,564            2,158
Deferred income taxes                                                          62,224           28,123

Commitments and contingent liabilities                                             --               --

Shareholders' equity:
    Series B Junior Participating Preferred stock, $1 par value;
      250,000 shares authorized; none outstanding                                  --               --
    Common stock, $.10 par value; 300,000,000 shares authorized;
      180,683,661 and 179,880,591 issued and outstanding, respectively         18,068           17,988
    Additional paid-in capital                                                328,242          325,417
    Accumulated comprehensive income adjustments                                   --             (454)
    Accumulated deficit                                                      (110,063)        (169,535)
                                                                        -------------    -------------
         Total shareholders' equity                                           236,247          173,416
                                                                        -------------    -------------
                                                                        $     618,359    $     510,866
                                                                        =============    =============



          See accompanying notes to consolidated financial statements.

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)



                                                      Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                                 -------------------------------       -------------------------------
                                                    2001                2000              2001               2000
                                                 ------------       ------------       ------------       ------------
Revenues:
     Contract drilling                           $    125,119       $     73,373       $    335,174       $    187,019

Costs and expenses:
     Drilling operations                               66,638             59,680            184,061            156,063
     Depreciation and amortization                     10,336              9,231             30,404             27,122
     General and administrative                         2,586              2,093              7,235              5,818
     Provision for doubtful accounts                       --                 --                 --                 92
                                                 ------------       ------------       ------------       ------------
         Total costs and expenses                      79,560             71,004            221,700            189,095
                                                 ------------       ------------       ------------       ------------

Operating income (loss)                                45,559              2,369            113,474             (2,076)

Other income (expense):
     Interest income                                      570                935              1,813              2,080
     Gain on sale of assets                               125                 18                280                114
     Interest expense                                  (5,986)            (5,981)           (18,028)           (17,968)
     Other, net                                            --                  4               (448)               (28)
                                                 ------------       ------------       ------------       ------------
         Other income (expense), net                   (5,291)            (5,024)           (16,383)           (15,802)
                                                 ------------       ------------       ------------       ------------

Income (loss) before income taxes                      40,268             (2,655)            97,091            (17,878)

Income tax expense (benefit)
     Current                                            1,232                 --              2,256                 --
     Deferred                                          13,658               (324)            35,363             (4,383)
                                                 ------------       ------------       ------------       ------------
         Total income tax expense (benefit)            14,890               (324)            37,619             (4,383)
                                                 ------------       ------------       ------------       ------------

Net income (loss)                                $     25,378       $     (2,331)      $     59,472       $    (13,495)
                                                 ============       ============       ============       ============

Basic net income (loss) per common share         $       0.14       $      (0.01)      $       0.33       $      (0.08)
                                                 ============       ============       ============       ============

Diluted net income (loss) per common share       $       0.14       $      (0.01)      $       0.33       $      (0.08)
                                                 ============       ============       ============       ============

Basic weighted average
     common shares outstanding                        180,677            179,726            180,437            174,543
                                                 ============       ============       ============       ============

Diluted weighted average
     common shares outstanding                        181,908            179,726            182,626            174,543
                                                 ============       ============       ============       ============

                        GREY WOLF, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Amounts in thousands)


                                                    Common                                        Accumulated
                                                    Stock        Additional                      Comprehensive
                                    Common         $.10 Par       Paid-in                          Income
                                    Shares          Value         Capital         Deficit         Adjustments          Total
                                   ---------      ---------      ----------      ---------       -------------       ---------
Balance, December 31, 1999           165,167      $  16,516      $  270,527      $(161,012)      $        (454)      $ 125,577

    Issuance of common stock          13,000          1,300          50,334             --                  --          51,634

    Exercise of stock options          1,619            163           2,926             --                  --           3,089

    Tax benefit of stock
       option exercises                   --             --           1,410             --                  --           1,410

    Comprehensive net loss                --             --              --        (13,495)                 --         (13,495)
                                   ---------      ---------      ----------      ---------       -------------       ---------

Balance, September 30, 2000
    (Unaudited)                      179,786      $  17,979      $  325,197      $(174,507)      $        (454)      $ 168,215
                                   =========      =========      ==========      =========       =============       =========



Balance, December 31, 2000           179,881      $  17,988      $  325,417      $(169,535)      $        (454)      $ 173,416

    Exercise of stock options            802             80           1,563             --                  --           1,643

    Tax benefit of stock
       option exercises                   --             --           1,262             --                  --           1,262

    Cumulative foreign
       translation losses                 --             --              --             --                 454             454
    Net income                            --             --              --         59,472                  --          59,472
                                   ---------      ---------      ----------      ---------       -------------       ---------
    Comprehensive net income              --             --              --         59,472                 454          59,926
                                   ---------      ---------      ----------      ---------       -------------       ---------


Balance, September 30, 2001
    (Unaudited)                      180,683      $  18,068      $  328,242      $(110,063)      $          --       $ 236,247
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

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)



                                                                      Nine Months Ended
                                                                          September 30,
                                                                -------------------------------
                                                                    2001               2000
                                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $     59,472       $    (13,495)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                                   30,404             27,122
      Deferred income taxes                                           34,101             (5,793)
      Gain on sale of assets                                            (280)              (114)
      Foreign exchange loss                                              448                 28
      Provision for doubtful accounts                                     --                 92
   Tax benefit of stock option exercises                               1,262              1,410
   Net effect of changes in assets and liabilities
      related to operating accounts                                  (32,770)           (12,432)
                                                                ------------       ------------
      Cash provided by (used in) operating activities                 92,637             (3,182)
                                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                  (71,040)           (19,247)
   Proceeds from sale of property and equipment                        1,759                120
                                                                ------------       ------------
      Cash used in investing activities                              (69,281)           (19,127)
                                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                        1,561                346
   Repayment of long-term debt                                          (731)              (878)
   Proceeds from exercise of stock options                             1,643              3,089
   Issuance of common stock                                               --             51,634
                                                                ------------       ------------
      Cash provided by financing activities                            2,473             54,191
                                                                ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             25,829             31,882
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        51,569             20,500
                                                                ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $     77,398       $     52,382
                                                                ============       ============

SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID FOR INTEREST:                                         $     22,558       $     22,522
                                                                ============       ============
CASH PAID FOR TAXES:                                            $      1,844       $         --
                                                                ============       ============

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      GENERAL

         Grey Wolf, Inc. (the "Company" or "Grey Wolf") is a Texas corporation formed in 1980. Grey Wolf is a holding company with no independent assets or operations, but through its subsidiaries is engaged in the business of providing onshore contract drilling services to the oil and gas industry. The accompanying unaudited consolidated financial statements have been prepared by the Company and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 2001 and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results for any other period or for the year as a whole. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(2)      SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

         Basic earnings per share ("EPS") is based on weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options, warrants and convertible securities.

         A reconciliation of the weighted average common shares outstanding on a basic and diluted basis is as follows:



                                              Three Months Ended                  Nine Months Ended
                                                 September 30,                     September 30,
                                        ------------------------------      ------------------------------
                                            2001              2000             2001               2000
                                        ------------      ------------      ------------      ------------
                                               (In thousands)                       (In thousands)
                                                (Unaudited)                          (Unaudited)

Weighted average common shares
   outstanding - basic                       180,677           179,726           180,437           174,543

Effect of dilutive securities:
   Options - Treasury Stock Method             1,231                --             2,189                --
                                        ------------      ------------      ------------      ------------


Weighted average common shares
   outstanding - diluted                     181,908           179,726           182,626           174,543
                                        ============      ============      ============      ============

         Options to purchase 4.1 million shares for the three months ended September 30, 2001 and 998,500 shares for the three months ended March 31, 2001 and June 30, 2001 were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         The Company incurred a net loss for the three and nine month periods ended September 30, 2000 and has, therefore, excluded certain securities from the computation of diluted earnings per share as the effect would be anti-dilutive. Securities excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2000 that could potentially dilute basic earnings per share in the future were options to purchase 7.4 million shares.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Under this standard, goodwill and other intangible assets having identifiable useful lives are no longer amortized, but are subjected to periodic assessments of impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate the adoption of SFAS 142 will have a material impact on its financial position or results of operation.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a significant impact on its financial condition or results of operations.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Live Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on its financial condition or results of operations.

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4)      LONG-TERM DEBT

         The Company has a senior secured revolving credit facility with several lenders led by the CIT Group/Business Credit, Inc. (the "CIT Facility") which provides the Company the ability to borrow up to the lesser of $50.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous United States. The CIT Facility is a four year revolving facility expiring January 14, 2003, with automatic annual renewals thereafter unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $10.0 million available for letters of credit. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and the letters of credit accrue a fee of 1.25% per annum. In addition, the CIT Facility contains certain affirmative and negative covenants including a minimum appraisal value of the drilling rigs and related equipment plus certain financial covenants. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility. The CIT Facility is also secured by our guarantees and certain of our wholly owned subsidiaries guarantees. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool for other purposes. The Company currently has no borrowings outstanding under the CIT Facility and $5.7 million outstanding under letters of credit at September 30, 2001.

         The Company has $250.0 million in principal amount of senior notes ("Notes") outstanding at September 30, 2001. The Notes, issued in June 1997 and May 1998, bear interest at 87/8% per annum and mature July 1, 2007. The Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial. All fees and expenses incurred at the time of issuance are being amortized over the life of the Notes.

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

(5)      SEGMENT INFORMATION AND ACCUMULATED COMPREHENSIVE INCOME

         The Company manages its business as one reportable segment. Although the Company provides contract drilling services in several markets domestically, these operations have been aggregated into one reportable segment based on the similarity of economic characteristics among all markets including the nature of the services provided and the type of customers of such services.

         Prior to the third quarter of 2001, the Company managed its business as two reportable segments; domestic operations and foreign operations. Late in the first quarter of 1999, we suspended all operations

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


in Venezuela but retained the option to begin operations at any time. However, during the second quarter of 2001, the Company moved its five Venezuela rigs to the United States and in the third quarter of 2001 sold three of the five rigs for $1.3 million. This sale resulted in a gain of approximately $602,000. As a result of moving its Venezuela rigs to the United States, the Company realized $454,000 of previously unrealized foreign currency translation losses during the second quarter of 2001.

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

GENERAL

         We are a leading provider of contract land drilling services in the United States with a fleet of 121 rigs, of which 87 rigs are currently marketed. We recently cold-stacked, or added 12 rigs to inventory, bringing our inventory rig count to 34. Included in the marketed fleet is one non-owned rig that we operate for a third party.

Rig Activity

         Since the end of the second quarter of 1999 we, as well as the domestic land drilling industry, have enjoyed sequential quarter over quarter improvement in operating and financial results. However, we have seen a definite decline in customer demand and in the number of rigs running beginning late in the third quarter of 2001 and we expect this to continue in the fourth quarter. At November 8, 2001, we had 72 rigs working. The table below shows the average number of our rigs working in our operating markets during the periods indicated:


     1999                           2000                                               2001
     ----       ----------------------------------------------         -----------------------------------
     Full                                                 Full
     Year       Q-1       Q-2        Q-3       Q-4        Year         Q-1       Q-2        Q-3       Oct.
     ----       ---       ---        ---       ---        ----         ---       ---        ---       ----
      45        61        65         77        83          71           88        92         91        78


Drilling Contract Bid Rates

         Dayrates are driven by utilization and with the declining number of rigs running, we have also seen a drop in dayrates. Our current daywork bid rates are between $9,000 and $11,500 per day without fuel or top drives. This is a decline from the leading edge bid rates of $12,000 to $17,000 per day in July 2001. It is important to note that the highest bid rate achieved in the 1997-1998 up cycle was approximately $10,000 per day without fuel or top drives. We currently own 12 top drives for which our current bid rates are $1,500 per day. Bid rates for our top drives are in addition to the above stated bid rates for our rigs.

Term Contracts

         An integral part of our strategy in 2001 has been to seek out long term contracts with our customers to help ensure an income stream in the event of lower commodity prices, to recover capital costs of refurbishment plus an acceptable return, and to be able to give our customers a dedicated rig for their drilling programs at a competitive rate. All 10 of the rigs committed to service in 2001 have been reactivated under term contracts. These term contracts have original terms ranging in length from one to two years and contain termination provisions which require our customers, upon cancellation of a contract, to pay an amount that approximates our operating margin for the remaining days under the contract.

         Twenty-two rigs are currently working under term contracts. Based on contracts currently in place, we also expect to enter 2002 with 22 rigs working under term contracts. We have approximately 6,150 days contracted under term contracts in 2002 and approximately 1,500 days in 2003 with average daily margins of approximately $7,000.

         As discussed previously, we have seen a weakening in demand and believe that our current term contracts will mitigate a portion of the financial risk associated with this lower demand.

Turnkey and Footage Contract Activity

         Revenue generated from turnkey and footage contracts was approximately 15% of total revenue in the third quarter of 2001, compared with 11% during the second quarter of 2001 and 33% during the third quarter of 2000. The percentage of days worked on turnkey and footage contracts was 7% of total days worked in the second and third quarters of 2001 compared to 21% in the third quarter of 2000. We expect that turnkey and footage contracts will continue to represent approximately 7% to 10% of the total days worked in 2001. Turnkey and footage contracts generated earnings before interest, income taxes, depreciation and amortization ("EBITDA") of $5.4 million in the third quarter of 2001 compared to $4.5 million in the second quarter of 2001 and $2.3 million in the third quarter of 2000. For the third quarter of 2001, our turnkey operating margin was $9,141 per day, which was 34% greater than the $6,800 daywork margin per day.

         The revenue and EBITDA generated on turnkey and footage contracts varies widely based upon a number of factors, including the location of the contracted work as well as the depth and level of complexity of the wells drilled. The demand for drilling services under turnkey and footage contracts is, however, greater during periods of overall lower demand. There can be no assurance that we will be able to maintain the current level of revenue or EBITDA derived from turnkey and footage contracts.

New Markets

         We began operations in the Rocky Mountain market in June 2001 under a two-year term contract for our ultra-deep drilling Rig 558. Early in the fourth quarter we deployed a second rig into the market. This second term contract is for a one-year commitment for a 3,000 horsepower rig in Southwestern Wyoming and broadens the operating base that was established with the deployment of Rig 558.

         In May 2001, we signed a two-year term contract for a 3,000 horsepower rig to drill in West Texas. This rig is being upgraded from inventory and is expected to go to work late in the fourth quarter of 2001. We also recently moved a rig to West Texas which is currently working for a large independent oil and gas company on a well to well contract basis. This market presents an excellent opportunity for the utilization of our premium deep-drilling equipment because there is a shortage of quality equipment that can drill to depths of greater than 20,000 feet in that area.

         The presence of these rigs provide us with established operating bases in these two markets which is anticipated to provide further expansion opportunities.

Venezuelan Operations

         During the second quarter of 2001, we moved our five Venezuela rigs to the United States, and in the third quarter of 2001 sold three of the five rigs for $1.3 million. We currently have no operations or operating assets in the Venezuela market.

Financial Results

         Our operating margin for the quarter ended September 30, 2001 was $6,971 per day, up $612 per day, or 10% from the second quarter 2001 operating margin of $6,359 per day. The third quarter 2001 operating margin also increased by $5,026 per day, or 258% when compared to the third quarter 2000 operating margin of $1,945 per day.

         Net income for the third quarter of 2001 was $25.4 million compared to net income of $20.7 million for the second quarter of 2001 and a net loss of $2.3 million for the third quarter of 2000. Revenues for the third quarter of 2001, second quarter of 2001, and third quarter of 2000 were $125.1 million, $112.4 million, and $73.4 million, respectively. EBITDA for the third quarter of 2001, second quarter of 2001 and third quarter of 2000 was $55.9 million, $50.7 million, and $11.6 million, respectively.

Financial Outlook and Strategy

         Based on currently anticipated levels of activity and dayrates, we expect to generate an operating margin of approximately $5,100 per day for the fourth quarter of 2001. This operating margin level should generate EBITDA of approximately $32.0 million for the quarter and the resultant net income per share is expected to be approximately $.05 on a diluted basis, assuming an effective tax rate between 37% and 39%. We expect depreciation expense of approximately $10.6 million in the fourth quarter of 2001. Capital expenditures for the fourth quarter of 2001 are projected to be approximately $27.0 million, including approximately $18.2 million for the upgrade and reactivation of drilling rigs from inventory committed to work under term contracts.

         Our capital expenditures during 2002 will largely be based upon our level of drilling activity and number of rigs working. It is our strategy to control capital expenditures while maintaining our equipment. We will continue to reduce costs quickly on rigs added to inventory, but intend to retain our experienced toolpushers and drillers as we did in the last down cycle. The recent up cycle proved there was a tremendous need for experienced personnel and our decision to retain them during the last downturn provided a long-term advantage.

         We believe that higher dayrates across our fleet of rigs are more beneficial than maintaining higher utilization by discounting prices. We also believe that customers prefer to make the decision of which contractor to use based upon safety, quality of service, and value added as opposed to price considerations alone. Our strategy remains unchanged and that is to provide the greatest value for our customers in order to obtain the highest rates for our rigs throughout the cyclical flows of our industry.

FINANCIAL CONDITION AND LIQUIDITY

         The following table summarizes our financial position as of September 30, 2001 and December 31, 2000.



                                         SEPTEMBER 30, 2001                 DECEMBER 31, 2000
                                 ------------------------------      ------------------------------
                                           (UNAUDITED)
                                                           (IN THOUSANDS)

                                    Amount              %               Amount              %
                                 ------------      ------------      ------------      ------------

Working capital                  $    122,904                22      $     60,029                13
Property and equipment, net           426,018                77           386,861                85
Other noncurrent assets                 5,763                 1             6,658                 2
                                 ------------      ------------      ------------      ------------
         Total                   $    554,685               100      $    453,548               100
                                 ============      ============      ============      ============

Long-term debt                   $    250,650                45      $    249,851                55
Other long-term liabilities            67,788                12            30,281                 7
Shareholders' equity                  236,247                43           173,416                38
                                 ------------      ------------      ------------      ------------
         Total                   $    554,685               100      $    453,548               100
                                 ============      ============      ============      ============

         The significant changes in our financial position from December 31, 2000 to September 30, 2001 are the increases in working capital of $62.9 million, net property and equipment of $39.2 million, other long-term liabilities of $37.5 million, and shareholders' equity of $62.8 million. The increase in working capital is primarily due to a $44.4 million increase in accounts receivable and $25.8 million increase in cash partially offset by a $9.3 million increase in accounts payable, all of which are due to increases in dayrates and drilling activity. The increase in net property and equipment is primarily due to $71.0 million of capital expenditures, $35.3 million of which related to rig upgrades and reactivation offset by $30.4 million in depreciation expense. Other long-term liabilities increased primarily as the result of a higher deferred income tax liability of $34.1 million due to higher earnings in the first nine months of 2001. Shareholders' equity increased primarily due to net income of $59.5 million and stock option exercises which generated proceeds and tax benefits to us which totaled $2.9 million.

         The Company has a senior secured revolving credit facility with several lenders led by the CIT Group/Business Credit, Inc. (the "CIT Facility") which provides the Company the ability to borrow up to the lesser of $50.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous United States. The CIT Facility is a four year revolving facility expiring January 14, 2003, with automatic annual renewals thereafter unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus .25% to 1.50%. The CIT Facility provides up to $10.0 million available for letters of credit. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and the letters of credit accrue a fee of 1.25% per annum. In addition, the CIT Facility contains certain affirmative and negative covenants including a minimum appraisal value of the drilling rigs and related equipment plus certain financial covenants. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility. The CIT Facility is also secured by our guarantees and certain of our wholly owned subsidiaries guarantees. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool for other purposes. The Company currently has no borrowings outstanding under the CIT Facility and $5.7 million outstanding under letters of credit at September 30, 2001.

         Among the various covenants that must be satisfied by us under the CIT Facility are the following two covenants which shall apply whenever our liquidity, defined as the sum of cash, cash equivalents and availability under the CIT Facility, falls below $25,000,000: (i) 1 to 1 EBITDA coverage of debt service, tested monthly on a trailing 12 month basis and (ii) minimum tangible net worth (as defined in the CIT Facility) at the end of each quarter will be the prior year tangible net worth less $30,000,000 adjusted for quarterly tests. Additionally, it will be a default if the orderly liquidation value of the domestic drilling equipment (including inventoried rigs) falls below $150,000,000. Also, if the two month average rig utilization falls below 45%, the lender will have the option to request one additional appraisal per year to aid in determining the current orderly liquidation value of the drilling equipment. At September 30, 2001, we were in compliance with these covenants.

         We owe a total of $250.0 million in principal amount under our senior notes. While the principal is not due until 2007, semi-annual interest payments of approximately $11.1 million are due on January 1 and July 1 of each year. For the nine months ended September 30, 2001, our operating activities and financing activities provided cash, while our investing activities consumed cash. Although we anticipate generating sufficient cash flow, to the extent we are unable to generate cash flow sufficient to pay debt service and meet our other cash needs, including capital expenditures, we would be required to use our cash on hand. At November 8, 2001, our cash balance was $92.3 million.

         The net cash provided by or used in our operating, investing and financing activities is summarized below:



                                         NINE MONTH PERIOD ENDED
                                               SEPTEMBER 30,
                                     -------------------------------
                                         2001               2000
                                     ------------       ------------
                                             (In thousands)
                                              (Unaudited)
Net cash provided by (used in):
     Operating activities            $     92,637       $     (3,182)
     Investing activities                 (69,281)           (19,127)
     Financing activities                   2,473             54,191
                                     ------------       ------------
Net increase in cash                 $     25,829       $     31,882
                                     ============       ============

         Our cash flows from operating activities are affected by a number of factors including the number of rigs under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow generated from operating activities during the first nine months of 2001 and 2000 was $125.4 million (before changes in operating assets and liabilities) and $9.3 million (before changes in operating assets and liabilities), respectively. This change is principally due to a 34% increase in operating days and a 265% increase in per day operating margins between the two periods. Our cash flows from operating activities were also impacted by changes in operating assets and liabilities which used $32.8 million and $12.4 million in cash flow for the nine months ended September 30, 2001 and 2000, respectively.

         Cash flow used in investing activities for the nine months ended September 30, 2001 primarily consisted of $71.0 million of capital expenditures for reactivating rigs, rig maintenance, top drives and other equipment purchases. Cash flow used in investing activities for the nine month period ended September 30, 2000 primarily consisted of $19.2 million of capital expenditures for reactivating rigs, rig maintenance and top drives.

         Cash flow provided by financing activities for the nine months ended September 30, 2001 consisted principally of proceeds of $1.6 million from stock option exercises and net proceeds of $830,000 from long-term lease obligations. Cash flow provided by financing activities for the nine months ended September 30, 2000 primarily consisted of net proceeds of $51.6 million and $3.1 million from the sale of common stock and from stock option exercises, respectively.

         Capital expenditures for the nine months ended September 30, 2001 were $71.0 million. Capital expenditures for the year ending December 31, 2001 are estimated to be $100 million, including approximately $53.5 million for the upgrade and reactivation of drilling rigs from inventory. The rigs that are being reactivated are committed under term contracts with our customers and are also being upgraded to incorporate the latest technology with all or some of the following: new solids control systems, larger mud pumps for better hydraulics, disc brakes and digital drilling systems. As discussed previously, we expect our term contracts to provide a return of the incremental capital investment over the term of the contracts.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2001 and 2000

         The following tables highlight rig days worked, contract drilling revenue and drilling operating expenses for our daywork and turnkey operations for the three months ended September 30, 2001 and 2000.



                                                THREE MONTHS ENDED                               THREE MONTHS ENDED
                                                SEPTEMBER 30, 2001                               SEPTEMBER  30, 2000
                                  ------------------------------------------------      -------------------------------------------
                                    DAYWORK           TURNKEY                             DAYWORK        TURNKEY
                                   OPERATIONS       OPERATIONS(2)        TOTAL           OPERATIONS    OPERATIONS(2)       TOTAL
                                  ------------      -------------     ------------      ------------   -------------    -----------
                                                       (In thousands, except rig days worked and averages per day)
                                                                                (Unaudited)
Rig days worked                          7,775               614             8,389             5,574           1,467          7,041

Contract drilling revenue         $    106,105      $     19,014      $    125,119      $     49,234    $     24,139    $    73,373
Drilling operating expenses(1)          53,232            13,406            66,638            37,802          21,878         59,680
                                  ------------      ------------      ------------      ------------    ------------    -----------
Gross profit (loss)               $     52,873      $      5,608      $     58,481      $     11,432    $      2,261    $    13,693
                                  ============      ============      ============      ============    ============    ===========

Average per rig day worked
   Contract drilling revenue      $     13,647      $     30,993      $     14,915      $      8,833    $     16,455    $    10,421
   Drilling operating expenses           6,847            21,852             7,944             6,782          14,914          8,476
                                  ------------      ------------      ------------      ------------    ------------    -----------
   Gross profit                   $      6,800      $      9,141      $      6,971      $      2,051    $      1,541    $     1,945
                                  ============      ============      ============      ============    ============    ===========

----------
(1) Excludes depreciation and amortization, general and administrative expenses, and provision for doubtful accounts.
(2) Turnkey operations include the results from turnkey and footage contracts.

         Total contract drilling revenue increased approximately $51.7 million, or 71%, to $125.1 million for the three months ended September 30, 2001, from $73.4 million for the three months ended September 30, 2000. This increase is the result of an increase in total rig days worked of 1,348, or 19%, and an increase in the total average revenue per day of $4,494, or 43%. The increase in the total rig days worked consists of 2,201 more rig days under daywork contracts offset by 853 fewer rig days under turnkey contracts. The increase in the total average revenue per day is primarily due to higher dayrates received from both daywork and turnkey operations.

         Total drilling operating expenses increased by approximately $7.0 million, or 12%, to $66.6 million for the three months ended September 30, 2001, as compared to $59.7 million for the three months ended September 30, 2000. The increase is primarily a result of the increased level of activity from daywork operations partially offset by the decreased level of activity from turnkey operations as discussed above. Total drilling operating expenses on a per day basis declined, however, due primarily to a decreased level of turnkey activity and overhead items being spread over more days worked partially offset by wage increases of 15% and 12% which were effective August 31, 2000 and June 1, 2001, respectively.

         Successfully completed turnkey and footage contracts generally result in higher effective revenues per day worked than under daywork contracts. Gross profit margins per day worked on successful turnkey and footage jobs are also generally greater than under daywork contracts, although we are typically required to bear additional operating costs (such as drilling mud costs) that would typically be paid by the customer under daywork contracts. Revenues, operating expenses and gross profit (or loss) margins on turnkey and footage contracts are affected by a number of variables, and include the depth of the well, geological complexities and the actual operational experience encountered in completing the well.

         Depreciation and amortization expense increased by $1.1 million, or 12%, to $10.3 million for the three months ended September 30, 2001, compared to $9.2 million for the three months ended September 30, 2000. The increase is primarily due to increased depreciation attributable to equipment purchased during the first nine months of 2001.

         General and administrative expenses increased by $493,000, or 24%, to $2.6 million for the three months ended September 30, 2001, from $2.1 million for the same period of 2000 due primarily to the increased level of our operating activity and accrual of performance based compensation.

         Interest income decreased by $365,000, or 39% to $570,000 for the three months ended September 30, 2001 from $935,000 for the same period of 2000 due primarily to a decrease in interest rates.

         The difference in interest expense for the three month periods ended September 30, 2001 and 2000 is negligible as the average outstanding debt balance was virtually the same and the largest component of our debt structure is our senior notes which carry interest at a fixed rate.

Comparison of the Nine Months Ended September 30, 2001 and 2000

          The following tables highlight rig days worked, contract drilling revenue and drilling operating expenses for our daywork and turnkey operations for the nine months ended September 30, 2001 and 2000.



                                              NINE MONTHS ENDED                               NINE MONTHS ENDED
                                              SEPTEMBER 30, 2001                              SEPTEMBER 30, 2000
                                ----------------------------------------------    ----------------------------------------------
                                   DAYWORK          TURNKEY                          DAYWORK          TURNKEY
                                 OPERATIONS       OPERATIONS(2)      TOTAL         OPERATIONS       OPERATIONS(2)        TOTAL
                                -------------    ---------------  ------------    -------------    ---------------    ------------
                                                   (In thousands, except rig days worked and averages per day)
                                                                           (Unaudited)

Rig days worked                        22,853            1,832          24,685           14,683            3,759          18,442

Contract drilling revenue       $     288,213    $      46,961    $    335,174    $     119,596    $      67,423    $    187,019
Drilling operating expenses(1)        151,407           32,654         184,061           97,230           58,833         156,063
                                -------------    -------------    ------------    -------------    -------------    ------------
Gross profit (loss)             $     136,806    $      14,307    $    151,113    $      22,366    $       8,590    $     30,956
                                =============    =============    ============    =============    =============    ============

Average per rig day worked
 Contract drilling revenue      $      12,612    $      25,641    $     13,578    $       8,145    $      17,936    $     10,141
 Drilling operating expenses            6,626           17,829           7,456            6,622           15,651           8,462
                                -------------    -------------    ------------    -------------    -------------    ------------
   Gross profit (loss)          $       5,986    $       7,812    $      6,122    $       1,523    $       2,285    $      1,679
                                =============    =============    ============    =============    =============    ============

----------
(1) Excludes depreciation and amortization, general and administrative expenses, provision for doubtful accounts and unusual charges.
(2) Turnkey operations include the results from turnkey and footage contracts.

         Total contract drilling revenue increased approximately $148.2 million, or 79% to $335.2 million for the nine months ended September 30, 2001, from $187.0 million for the nine months ended September 30, 2000. This increase is the result of an increase in total rig days worked of 6,243 or 34%, and an increase in the total average revenue per day of $3,437, or 34%. The increase in the total rig days worked consists of 8,170 more rig days under daywork contracts offset by 1,927 fewer rig days under turnkey contracts. The increase in the total average revenue per day is primarily due to higher dayrates received from both daywork and turnkey operations.

         Total drilling operating expenses increased by approximately $28.0 million, or 18% to $184.1 million for the nine months ended September 30, 2001, as compared to $156.1 million for the nine months ended September 30, 2000. The increase is primarily a result of the increased level of activity from daywork operations partially offset by the decreased level of activity from turnkey operations as discussed above. Total drilling operating expenses on a per day basis declined, however, due primarily to a decreased level of turnkey activity and overhead items being spread over more days worked partially offset by a wage increase of 12% which was effective June 1, 2001.

         Successfully completed turnkey and footage contracts generally result in higher effective revenues per day worked than under daywork contracts. Gross profit margins per day worked on successful turnkey and footage jobs are also generally greater than under daywork contracts, although we are typically required to bear additional operating costs (such as drilling mud costs) that would typically be paid by the customer under daywork contracts. Revenues, operating expenses and gross profit (or loss) margins on turnkey and footage contracts are affected by a number of variables, and include the depth of the well, geological complexities and the actual operational experience encountered in completing the well.

         Depreciation and amortization expense increased by $3.3 million, or 12% to $30.4 million for the nine months ended September 30, 2001 compared to $27.1 million for the nine months ended September 30, 2000. The increase is primarily due to increased depreciation attributable to equipment purchased during the first nine months of 2001.

         General and administrative expense increased by $1.4 million or 24%, to $7.2 million for the nine months ended September 30, 2001 from $5.8 million for the same period of 2000 due primarily to the increased level of operating activity and accrual of performance based compensation.

         Interest income decreased by $267,000, or 13% to $1.8 million for the nine months ended September 30, 2001, from $2.1 million for the same period of 2000 due primarily to lower interest rates in 2001 partially offset by higher cash balances during the nine months ended September 30, 2001. Cash balances were higher as a result of the issuance of 13.0 million shares of common stock on April 4, 2000, and due to higher drilling activity and dayrates.

         The difference in interest expense for the nine month periods ended September 30, 2001 and 2000 is negligible as the average outstanding debt was virtually the same and the largest component of our debt structure is our senior notes which carry interest at a fixed rate.

         Net other expenses increased by $420,000 to $448,000 for the nine months ended September 30, 2001, from $28,000 for the same period of 2000 due primarily to the $454,000 realization of previously unrealized foreign currency translation losses as a result of moving our Venezuela rigs to the United States. We no longer have operations or operating assets in the Venezuela market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the CIT Facility. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. On November 8, 2001, we had no outstanding balance under the CIT Facility and as such have no exposure at this time to a change in interest rates.

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

o unforeseen operating costs such as costs for environmental remediation and turnkey cost overruns.

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


                                               GREY WOLF, INC.



Date: November 13, 2001               By:    /s/ David W. Wehlmann
                                             ----------------------------------
                                             David W. Wehlmann
                                             Senior Vice President and Chief
                                             Financial Officer



Date: November 13, 2001               By:    /s/ Merrie S. Costley
                                             ----------------------------------
                                             Merrie S. Costley
                                             Vice President and Controller