Form 10-Q
period 2002-03-31
GREY WOLF INC
filed 2002-05-14
CIK 320186

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2002     Commission File Number 1-8226

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

     The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at May 9, 2002, was 180,948,261.

================================================================================

                        GREY WOLF, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                     PAGE
                                                                                     ----
PART I.  Financial Information

         Item 1.      Financial Statements

                      Consolidated Balance Sheets                                       3

                      Consolidated Statements of Operations                             4

                      Consolidated Statements of Shareholders' Equity
                          and Comprehensive Income                                      5

                      Consolidated Statements of Cash Flows                             6

                      Notes to Consolidated Financial Statements                        7

         Item 2.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                          12

         Item 3.      Quantitative and Qualitative Disclosure about Market Risk        20

PART II. Other Information

         Item 1.      Legal Proceedings                                                21

         Item 2       Changes in Securities and Use of Proceeds                        21

         Item 3.      Defaults Upon Senior Securities                                  21

         Item 4.      Submission of Matters to a Vote of Security Holders              21

         Item 5.      Other Information                                                21

         Item 6.      Exhibits and Reports on Form 8-K                                 22

         Signatures                                                                    22

                        GREY WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                              March 31,          December 31,
                                                                                2002                  2001
                                                                           -------------         -------------
                                                                            (Unaudited)
                              ASSETS
Current assets:
     Cash and cash equivalents                                             $     101,884         $      99,072
     Restricted cash - insurance deposits                                            784                   884
     Accounts receivable, net of allowance of $2,200 and
         $1,800, respectively                                                     51,231                67,574
     Prepaids and other current assets                                             3,207                 1,942
                                                                           -------------         -------------
     Total current assets                                                        157,106               169,472
                                                                           -------------         -------------
Property and equipment:
     Land, buildings and improvements                                              5,137                 5,137
     Drilling equipment                                                          706,381               703,076
     Furniture and fixtures                                                        3,055                 2,978
                                                                           -------------         -------------
         Total property and equipment                                            714,573               711,191
     Less:  accumulated depreciation                                            (273,828)             (262,531)
                                                                           -------------         -------------
         Net property and equipment                                              440,745               448,660

Other noncurrent assets                                                            5,480                 5,744
                                                                           -------------         -------------
                                                                           $     603,331         $     623,876
                                                                           =============         =============
                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                  $         556         $         543
     Accounts payable-trade                                                        8,746                19,770
     Accrued workers' compensation                                                 5,013                 4,595
     Payroll and related employee costs                                            7,004                 7,654
     Accrued interest payable                                                      5,698                11,228
     Other accrued liabilities                                                     8,752                12,519
                                                                           -------------         -------------
         Total current liabilities                                                35,769                56,309
                                                                           -------------         -------------

Senior notes                                                                     249,548               249,526
Long-term debt, net of current maturities                                          1,083                 1,169
Other long-term liabilities                                                        4,952                 4,868
Deferred income taxes                                                             67,957                66,707

Commitments and contingent liabilities                                                --                    --

Shareholders' equity:
     Series B Junior Participating Preferred stock, $1 par value;
        250,000 shares authorized; none outstanding                                   --                    --
     Common stock, $.10 par value; 300,000,000 shares
        authorized; 180,856,761 and 180,726,061 issued
        and outstanding, respectively                                             18,086                18,073
     Additional paid-in capital                                                  329,195               328,306
     Accumulated deficit                                                        (103,259)             (101,082)
                                                                           -------------         -------------
         Total shareholders' equity                                              244,022               245,297
                                                                           -------------         -------------
                                                                           $     603,331         $     623,876
                                                                           =============         =============


           See accompanying notes to consolidated financial statements

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                           -----------------------------------
                                                                                2002                  2001
                                                                           -------------         -------------
Revenues:
     Contract drilling                                                     $      62,672         $      97,632

Costs and expenses:
     Drilling operations                                                          45,408                58,008
     Depreciation                                                                 11,353                 9,709
     General and administrative                                                    3,256                 2,381
                                                                           -------------         -------------
         Total costs and expenses                                                 60,017                70,098
                                                                           -------------         -------------
Operating income                                                                   2,655                27,534

Other income (expense):
     Interest income                                                                 441                   678
     Gain on sale of assets                                                           59                    57
     Interest expense                                                             (5,965)               (5,997)
     Other, net                                                                       54                    (2)
                                                                           -------------         -------------
         Other income (expense), net                                              (5,411)               (5,264)
                                                                           -------------         -------------

Income (loss) before income taxes                                                 (2,756)               22,270

Income tax expense (benefit):
     Current                                                                      (1,871)                  383
     Deferred                                                                      1,292                 8,525
                                                                           -------------         -------------
         Total income tax expense (benefit)                                         (579)                8,908
                                                                           -------------         -------------
Net income (loss)                                                          $      (2,177)        $      13,362
                                                                           =============         =============
Basic and diluted net income (loss) per common share                       $       (0.01)        $        0.07
                                                                           =============         =============
Basic weighted average
     common shares outstanding                                                   180,760               180,085
                                                                           =============         =============
Diluted weighted average
     common shares outstanding                                                   180,760               182,792
                                                                           =============         =============


           See accompanying notes to consolidated financial statements

                        GREY WOLF, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Amounts in thousands)


                                                   Common                                         Accumulated
                                                    Stock       Additional                       Comprehensive
                                     Common       $.10 Par        Paid-in                           Income
                                     Shares         Value         Capital        Deficit          Adjustments           Total
                                    --------     -----------    -----------     ----------       -------------       -----------
Balance, December 31, 2000           179,881     $    17,988    $   325,417     $ (169,535)      $       (454)       $   173,416

     Exercise of stock options           593              59          1,051             --                 --              1,110

     Tax benefit of stock
         option exercises                 --              --            970             --                 --                970

     Comprehensive net income             --              --             --         13,362                 --             13,362
                                    --------     -----------    -----------     ----------       ------------        -----------
Balance, March 31, 2001
     (Unaudited)                     180,474     $    18,047    $   327,438     $ (156,173)      $       (454)       $   188,858
                                    ========     ===========    ===========     ==========       ============        ===========

Balance, December 31, 2001           180,726     $    18,073    $   328,306     $ (101,082)      $         --        $   245,297

     Exercise of stock options           131              13            332             --                 --                345

     Tax benefit of stock
         option exercises                 --              --             42             --                 --                 42

     Non-cash compensation
         expense                          --              --            515             --                 --                515

     Comprehensive net loss               --              --             --         (2,177)                --             (2,177)
                                    --------     -----------    -----------     ----------       ------------        -----------
Balance, March 31, 2002
     (Unaudited)                     180,857     $    18,086    $   329,195     $ (103,259)      $         --        $   244,022
                                    ========     ===========    ===========     ==========       ============        ===========


          See accompanying notes to consolidated financial statements.

                         GREY WOLF INC, AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                           -----------------------------------
                                                                                2002                  2001
                                                                           -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $      (2,177)        $      13,362
     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
         Depreciation                                                             11,353                 9,709
         Deferred income taxes                                                     1,250                 7,555
         Gain on sale of assets                                                      (59)                  (57)
         Foreign exchange (gain) loss                                                (54)                    2
         Provision for doubtful accounts                                             400                    --
         Non-cash compensation expense                                               515                    --
     Tax benefit of stock option exercises                                            42                   970
     Net effect of changes in assets and liabilities
        related to operating accounts                                             (5,373)              (15,219)
                                                                           -------------         -------------
         Cash provided by operating activities                                     5,897                16,322
                                                                           -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions                                             (3,329)              (19,168)
     Proceeds from sale of property and equipment                                     60                    58
                                                                           -------------         -------------
         Cash used in investing activities                                        (3,269)              (19,110)
                                                                           -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                                    (161)                 (243)
     Proceeds from exercise of stock options                                         345                 1,110
                                                                           -------------         -------------
         Cash provided by financing activities                                       184                   867
                                                                           -------------         -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                          2,812                (1,921)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    99,072                51,569
                                                                           -------------         -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $     101,884         $      49,648
                                                                           =============         =============
SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR INTEREST                                                     $      11,203         $      11,174
                                                                           =============         =============
CASH PAID FOR TAXES                                                        $          45         $          --
                                                                           =============         =============


           See accompanying notes to consolidated financial statements

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) GENERAL

Grey Wolf, Inc. (the "Company" or "Grey Wolf") is a Texas corporation formed in 1980. Grey Wolf is a holding company with no independent assets or operations, but through its subsidiaries is engaged in the business of providing onshore contract drilling services to the oil and gas industry. The accompanying unaudited consolidated financial statements have been prepared by the Company and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 2002 and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results for any other period or for the year as a whole. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(2) SIGNIFICANT ACCOUNT POLICIES

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

     A reconciliation of the weighted average common shares outstanding on a basic and diluted basis is as follows:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                      2002             2001
                                                   ---------        ---------
                                                         (In thousands)
                                                           (Unaudited)
         Weighted average common shares
            outstanding - Basic                      180,760          180,085

         Effect of dilutive securities:
            Options - Treasury Stock Method               --            2,707
                                                   ---------        ---------

         Weighted average common shares
            outstanding - Diluted                    180,760          182,792
                                                   =========        =========

     The Company incurred a net loss for the three months ended March 31, 2002 and has, therefore, excluded options to purchase 9.0 million shares from the computation of diluted earnings per share as the effect would be anti-dilutive.

     Options to purchase 998,500 shares for the three months ended March 31, 2001 were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by an amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The primary factor that we consider important which could trigger an impairment review would be significant negative industry or economic trends. If a review of the Company's long-lived assets indicated that the carrying value of certain drilling rigs was more than the estimated undiscounted future net cash flows, a write-down of the assets to their estimated fair market value would have to be made. The estimation of undiscounted future net cash flows and fair market value would be based on certain estimates and projections as stipulated in SFAS No.
144. The Company adopted SFAS No. 144 for our fiscal year beginning January 1, 2002 and the adoption of the provisions of SFAS No. 144 had no impact on the Company's financial position or results of operations for the three months ended March 31, 2002.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Under this standard, goodwill and other intangible assets having identifiable useful lives are no longer amortized, but are subjected to periodic assessments of impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and had no impact on the Company's financial position or results of operations for the three months ended March 31, 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have significant impact on its financial condition or results of operations.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

(4) LONG-TERM DEBT

     The Company has $250.0 million in principal amount of senior notes (the "Notes") outstanding at March 31, 2002. The Notes, issued in June 1997 and May 1998, bear interest at 8-7/8% per annum and mature July 1, 2007. The Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial. All fees and expenses incurred at the time of issuance are being amortized over the life of the Notes.

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

     In December 2001, the Company amended its $50.0 million credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility") to increase the amount available under the facility to $75.0 million. In conjunction with this amendment, the Company incurred $286,000 in deferred financing costs which are being amortized over the remaining life of the CIT Facility. The term of the CIT Facility was also extended to January 2006 from January 2003. The CIT Facility provides the Company with the ability to borrow up to the lesser of $75.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous United States. The CIT facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.5% or prime plus 0.25% to 1.5%. The CIT Facility provides up to $10.0 million available for letters of credit. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum. In addition, the CIT Facility contains certain affirmative and negative covenants and we are in compliance with these covenants. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility which is also secured by our guarantees and certain of our wholly-owned subsidiaries guarantees. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside the

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

contiguous 48 states of the United States of America. The Company currently has no borrowings outstanding under the CIT Facility and had $7.4 million outstanding under letters of credit at March 31, 2002.

     The Company had non-cash activities for the three months ended March 31, 2002 and 2001 related to vehicle additions under capital leases. The non-cash amounts excluded from investing and financing activities were $110,000 and $658,000 for the three months ended March 31, 2002 and 2001, respectively.

(5) SEGMENT INFORMATION AND ACCUMULATED COMPREHENSIVE INCOME

     The Company manages its business as one reportable segment. Although the Company provides contract drilling services in several markets domestically, these operations have been aggregated into one reportable segment based on the similarity of economic characteristics among all markets, including the nature of the services provided and the type of customers of such services.

     Prior to the third quarter of 2001, the Company managed its business as two reportable segments; domestic operations and foreign operations. Late in the first quarter of 1999, we suspended all operations in Venezuela but retained the option to begin operations at any time. However, during the second quarter of 2001, the Company exited the Venezuela market and, as a result, realized $454,000 of previously unrealized foreign currency translation losses.

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

(7) STOCK OPTION PLANS AND SEVERANCE

     On November 13, 2001, the Company amended all outstanding stock option agreements issued under the 1996 Employee Stock Option Plan and certain stock option agreements issued to executive officers and directors. Based upon the occurrence of certain events ("triggering events"), the amendments provide for accelerated vesting of options and extension of the period in which a current employee option holder has to exercise his options. The provisions of the amendments provide for accelerated vesting of options after termination of employment of a current option holder within one year of change of control of the Company (as defined in the amendment). Triggering events that cause an extension of the exercise period, but not longer than the remaining original exercise period, include termination of employment as a result of any reason not defined as termination for cause, voluntary resignation, or retirement in the amendment.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In accordance with Accounting Principles Board Opinion 25 ("APB 25"), the amendments to the stock option agreements create a new measurement date of November 13, 2001. APB 25 requires the Company to determine the intrinsic value of the options at the measurement date and recognize non-cash compensation expense upon the occurrence of a triggering event. The amount of compensation expense that would be recognized upon the occurrence of a triggering event is the difference between the fair market value of the Company's stock on the measurement date and the original exercise price of the options.

     During the three months ended March 31, 2002, a triggering event occurred when an officer's employment terminated. As a result, the Company recognized approximately $515,000 of non-cash compensation expense along with approximately $330,000 of severance cost. These amounts have been included in general and administrative expenses on the consolidated statement of operations.

                         GREY WOLF INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of Grey Wolf, Inc. included elsewhere herein and in our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

GENERAL

     We are a leading provider of contract land drilling services in the United States with a fleet of 121 rigs, of which 63 rigs are currently marketed. Since the third quarter of 2001, we have cold-stacked 37 rigs, bringing our non-marketed rig count to 58. Included in the marketed rig fleet is one non-owned rig that we operate for a third party.

Rig Activity

     From the third quarter of 1999 until the third quarter of 2001 we, as well as the domestic land drilling industry, enjoyed sequential quarter over quarter improvement in operating and financial results. This improvement was driven by higher oil and natural gas prices which resulted in higher customer demand as reflected by higher rig counts. However, beginning late in the third quarter of 2001, we saw a pronounced decline in customer demand reflected in the number of rigs running due to lower commodity prices. Since the beginning of March 2002, however, our rig count has remained relatively stable with an average of 49 to 53 rigs working each week since that time. At May 9, 2002, we had 54 rigs working. The table below shows the average number of our rigs working in our operating markets during the periods indicated:

    1999   2000                   2001                         2002
    ----   ----   -------------------------------------    ------------
    Full   Full
    Year   Year   Q-1    Q-2    Q-3    Q-4    Full Year    Q-1    April
    ----   ----   ---    ---    ---    ---    ---------    ---    -----
     45     71     88     92     91     68        85        56      51

Drilling Contract Bid Rates

     Dayrates are driven by utilization and with the decline in the number of rigs running, we also saw a drop in dayrates. Our current daywork bid rates are between $7,500 and $8,500 per rig day without fuel or top drives. This is a decline from the high leading edge bid rates of $13,500 to $17,000 per rig day in April 2001. Our daywork bid rates have remained steady since early February 2002 as a result of the relatively stable utilization.

     We currently own 13 top drives for which our current bid rates are $1,500 per rig day. Bid rates for our top drives are in addition to the above stated bid rate for our rigs.

Term Contracts

     An integral part of our strategy during the last up cycle was to seek out long term contracts with our customers to help ensure an income stream in the event of lower commodity prices. Since the first term contract was signed in the fourth quarter of 2000, we have participated in a total of 30 long-term contracts. These term contracts have original terms ranging in length from six months to two years and contain termination provisions which require our customers, upon cancellation of a contract, to pay an amount that approximates our operating margin for the remaining days under the contract.

     Fifteen rigs are currently working under term contracts. In addition, one rig will go to work under a term contract and two rigs will complete work under term contracts in the second quarter of 2002. We have approximately 3,800 days contracted under term contracts for the remaining three quarters of 2002 and approximately 1,250 days contracted in 2003.

     As discussed previously, we have seen a weakening in demand since late in the third quarter of 2001 and believe that our current term contracts mitigate a portion of the financial risk associated with this lower demand. However, as these rigs roll off term contracts onto spot market pricing, average daily margins will decline.

Turnkey and Footage Contract Activity

     Revenue generated from turnkey and footage contracts was approximately 12% of total revenue in the first quarter of 2002 and fourth quarter of 2001, compared with 16% during the first quarter of 2001. The percentage of days worked on turnkey and footage contracts was 5% of total days worked in the first quarter of 2002 and fourth quarter of 2001 compared to 8% in the first quarter of 2001. Turnkey and footage contracts generated earnings before interest, income taxes, depreciation and amortization ("EBITDA") of $1.3 million in the first quarter of 2002 compared to $2.7 million in the fourth quarter of 2001 and $3.8 million in the first quarter of 2001. For the first quarter of 2002, our turnkey operating margin was $5,888 per rig day, which was 79% greater than the $3,288 daywork margin per rig day.

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

Rocky Mountain and West Texas Markets

     We began operations in the Rocky Mountain market in June 2001 under a two-year term contract for our ultra-deep drilling Rig 558. In October 2001, we also deployed a 3,000 horsepower rig into the market under a one-year term contract.

     In May 2001, we signed a two-year term contract for a 3,000 horsepower rig to drill in West Texas. This rig is being upgraded and is expected to go to work in the second quarter of 2002. Including this rig, we currently have five marketed rigs in the West Texas market.

     The presence of these rigs provide us with established operating bases in these two markets which could provide further expansion opportunities.

Critical Accounting Policy

     We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The primary factor that we consider important which could trigger an impairment review would be significant negative industry or economic trends. If a review of the Company's long-lived assets indicated that the carrying value of certain drilling rigs was more than the estimated undiscounted future net cash flows, a write-down of the assets to their fair market value would have to be made. The estimation of undiscounted future net cash flows and fair market value would be based on certain estimates and projections as stipulated in Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As of March 31, 2002, net long-lived assets amounted to $440.7 million.

Financial Results

     Net loss for the first quarter of 2002 was $2.2 million compared to net income of $13.4 million for the first quarter of 2001 and net income of $9.0 million for the fourth quarter of 2001. Revenues for the first quarter of 2002, first quarter of 2001, and fourth quarter of 2001 were $62.7 million, $97.6 million, and $86.3 million, respectively. EBITDA for the first quarter of 2002, first quarter of 2001 and fourth quarter 2001 was $14.0 million, $37.2 million, and $30.6 million, respectively.

     Our operating margin for the quarter ended March 31, 2002 was $3,415 per rig day, compared to $4,979 per rig day for the first quarter 2001 and $5,337 per rig day for the fourth quarter 2001. The operating margin for the first quarter of 2002 includes the positive effect of higher margins from term contracts. However, the operating margins were reduced by the cost of retaining experienced toolpushers and drillers and the cost of not reducing wages of rig personnel as many of our competitors have done.

Financial Outlook and Strategy

     We saw a decline in customer demand reflected in the domestic land rig count due to lower commodity prices beginning late in the third quarter of 2001. Oil and natural gas prices have recently strengthened with both commodities showing a noticeable appreciation beginning in early March 2002.

     The average price of natural gas, based upon the New York Mercantile Exchange ("NYMEX") near month contract from March 1, 2002 to May 8, 2002 was $3.28 per mmbtu with prices reaching as high as $3.795 on April 30, 2002. The average NYMEX price of West Texas Intermediate Crude for the same time period was $25.56 per barrel with a high of $27.85 on May 8, 2002. This compares to NYMEX averages of $2.51 for natural gas and $20.41 for West Texas Intermediate crude for the period from October 1, 2001 to February 28, 2002.

     While we have not seen a noticeable change in our rig count as a result of this improvement, higher commodity prices will improve our customers' cash flow and, if sustained, could translate into additional rigs returning to work.

     Based on currently anticipated levels of activity and dayrates, we expect to generate an operating margin of approximately $2,600 per rig day for the second quarter of 2002. This operating margin level should generate EBITDA of approximately $9.4 million. Net loss per share is expected to be approximately $.03 on a diluted basis, projecting a tax benefit rate between 20% and 25%. We expect depreciation expense of approximately $11.6 million in the second quarter of 2002.

     Capital expenditures for the first quarter of 2002 were $4.0 million, which includes $1.6 million for rig upgrades and $700,000 for drill pipe and collars. Capital expenditures for all of 2002 are projected to be approximately $22.5 million. Our capital expenditures during 2002 will largely be based upon the level of activity.

     We continue to reduce costs quickly on rigs that are stacked, but intend to retain our experienced toolpushers and drillers as we did in the last down cycle. The recent up cycle proved there was a tremendous need for experienced personnel and our competitive decision to retain them during the last downturn provided a long-term advantage by allowing us to enter into term contracts. We currently have no plans to cut wages as many of our competitors have done.

     It is also important to note that due to current economic conditions and recent events, the cost of our insurance coverages are expected to escalate at the next renewal dates in mid-2002 and mid-2003. The anticipated increases in the cost of insurance, which are not yet determinable, could have an adverse effect on our financial position and results of operations.

FINANCIAL CONDITION AND LIQUIDITY

     The following table summarizes our financial position as of March 31, 2002 and December 31, 2001.

                                                       MARCH 31, 2002                    DECEMBER 31, 2001
                                                 ------------------------         --------------------------
                                                         (Unaudited)
                                                                         (In thousands)
                                                    Amount             %             Amount               %
                                                 -------------       ----         -------------         ----
         Working capital                         $     121,337         21         $     113,163           20
         Property and equipment, net                   440,745         78               448,660           79
         Other noncurrent assets                         5,480          1                 5,744            1
                                                 -------------       ----         -------------         ----
                  Total                          $     567,562        100         $     567,567          100
                                                 =============       ====         =============         ====

         Long-term debt                          $     250,631         44         $     250,695           44
         Other long-term liabilities                    72,909         13                71,575           13
         Shareholders' equity                          244,022         43               245,297           43
                                                 -------------       ----         -------------         ----
                  Total                          $     567,562        100         $     567,567          100
                                                 =============       ====         =============         ====

     The significant changes in our financial position from December 31, 2001 to March 31, 2002 are the increases in working capital of $8.2 million and the decrease in net property and equipment of $7.9 million. The increase in working capital is due to numerous factors. The accrued interest payable balance was lower by $5.5 million as a result of our semi-annual interest payment on January 2, 2002 and the other accrued liabilities balance was lower by $3.8 million due to the reduction of capital expenditure accruals in the first quarter of 2002. There has been a decrease in dayrates and drilling activity that primarily led to a lower accounts payable balance of $11.0 million and a lower accounts receivable balance of $16.3 million. The decrease in net property and equipment was due to $11.4 million of depreciation expense partially offset by $4.0 million of capital expenditures.

Senior Notes

     In June 1997 and May 1998, the Company concluded public offerings of $175.0 million and $75.0 million, respectively, in principal amount of senior notes. The senior notes ("Notes") bear interest at 87/8% per annum and mature July 1, 2007. The Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial.

     The Notes are not redeemable at the option of the Company prior to July 1, 2002. On or after such date, the Company will have the option to redeem the Notes in whole or in part during the twelve months beginning July 1, 2002 at 104.4375%, beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at
101.4792% and beginning July 1, 2005 and thereafter at 100.0000% together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the indentures, each holder of the Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. We may also, from time to time, seek to retire the Notes through open market purchases and privately negotiated transactions.

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

     We owe a total of $250.0 million in principal amount under our senior notes. While the principal is not due until 2007, semi-annual interest payments of approximately $11.1 million are due on January 1 and July 1 of each year. For the three months ended March 31, 2002, our operating activities and financing activities provided cash, while our investing activities consumed cash. To the extent we are unable to generate cash flow sufficient to pay debt service and meet our other cash needs, including capital expenditures, we would be required to use our cash on hand. At May 9, 2002, our cash balance was $110.5 million.

CIT Facility

     In December 2001, we amended our $50.0 million credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility") to increase the amount available under the facility to $75.0 million. The term of the CIT Facility was also extended to January 2006 from January 2003. The CIT Facility provides us with the ability to borrow up to the lesser of $75.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous United States. The CIT Facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon our debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.5% or prime plus 0.25% to 1.5%. The CIT Facility provides up to $10.0 million available for letters of credit. We are required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum. In addition, the CIT Facility contains certain affirmative and negative covenants and we are in compliance with these covenants. Substantially all of our assets, including its drilling equipment, are pledged as collateral under the CIT Facility and it is also secured by our guarantees and certain of our wholly-owned subsidiaries guarantees. We, however, retain the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside the contiguous 48 states of the United States of America. We currently have no borrowings outstanding under the CIT facility and had $7.4 million outstanding under letters of credit at March 31, 2002. Any outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

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

     Additionally, if the total amount outstanding under the CIT Facility (including outstanding letters of credit) exceeds 50% of the orderly liquidation value of our domestic rigs, we are required to make a prepayment in the amount of the excess. Also, if the average rig utilization rate falls below 45% for two consecutive months, the lender will have the option to request one additional appraisal per year to aid in determining the current orderly liquidation value of the drilling equipment. Average rig utilization is defined as the total number of rigs owned which are operating under drilling contacts in the 48 contiguous states of the United States of America divided by the total number of rigs owned, excluding rigs not capable of working without substantial capital investment.

     Events of default under the CIT Facility include, in addition to non-payment of amounts due, misrepresentations and breach of loan covenants and certain other events of default:

     o    default with respect to other indebtedness in excess of $350,000;

     o    judgments in excess of $350,000; or

     o a change in control (meaning that we cease to own 100% of our two principal subsidiaries, some person or group has either acquired beneficial ownership of 30% or more of the Company or obtained the power to elect a majority of our board of directors or our board of directors ceases to consist of a majority of "continuing directors", all as defined by the CIT Facility.

Certain Contractual Commitments

     The following table summarizes our contractual cash obligations and related payments due by period at March 31, 2002 (amounts in thousands):

                                                                Payments Due by Period(1)
                                      -----------------------------------------------------------------------------
                                                       Less than            1-3              4-5          After 5
Contractual Obligation                   Total            1 year           years            years          years
----------------------                -----------      -----------      -----------     ----------      -----------
Senior notes (2)
     Principal                        $   250,000      $        --      $        --     $       --      $   250,000
     Interest                             122,031           22,187           44,375         44,375           11,094
Capital lease obligations                   1,639              556            1,083             --               --
Operating leases                            1,746              656            1,084              6               --
                                      -----------      -----------      -----------     ----------      -----------
Total contractual
   cash obligations                   $   375,416      $    23,399      $    46,542     $   44,381      $   261,094
                                      ===========      ===========      ===========     ==========      ===========

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

     If we choose to borrow under our $75.0 million CIT Facility, under which no amounts are currently outstanding, or if standby letters of credit which we cause to be issued are drawn upon by the holders of those standby letters of credit, then we will become obligated to repay those amounts along with any accrued interest and fees. The following table sets forth the potential maturities of these obligations assuming we had borrowed the maximum amount currently available under the CIT Facility at March 31, 2002, and illustrates the current outstanding letters of credit at March 31, 2002 (amounts in thousands):

                                                                 Payments Due by Period(1)
                                      -----------------------------------------------------------------------------
       Potential                         Total          Less than           1-3             4-5           Over 5
Contractual Obligation                Committed           1 year           years           years           years
----------------------                ---------        -----------      -----------     ----------      -----------
Line of credit (2)                    $    67,593      $        --      $        --     $   67,593      $        --
Standby letters of credit (3)               7,407            7,407               --             --               --
                                      -----------      -----------      -----------     ----------      -----------
Total commercial
   commitments                        $    75,000      $     7,407      $        --     $   67,593      $        --
                                      ===========      ===========      ===========     ==========      ===========

----------
     (1) Assumes no acceleration of maturity date due to breach of, or default under, the potential contractual obligation.

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

Cash Flow

     The net cash provided by or used in our operating, investing and financing activities is summarized below:

                                                    THREE MONTH PERIOD ENDED
                                                           MARCH 31,
                                                 ------------------------------
                                                     2002              2001
                                                 -------------    -------------
                                                          (In thousands)
                                                           (Unaudited)
         Net cash provided by (used in):
              Operating activities               $       5,897    $      16,322
              Investing activities                      (3,269)         (19,110)
              Financing activities                         184              867
                                                 -------------    -------------
         Net increase (decrease) in cash         $       2,812    $      (1,921)
                                                 =============    =============

     Our cash flows from operating activities are affected by a number of factors including the number of rigs under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow generated from operating activities during the first three months of 2002 and 2001 was $11.3 million (before changes in operating assets and liabilities) and $31.5 million (before changes in operating assets and liabilities), respectively. This change is principally due to a 36% decrease in operating days and a 31% decrease in per rig day operating margins between the two periods. Our cash flows from operating activities were also impacted by changes in operating assets and liabilities which used $5.4 million and $15.2 million in cash flow for the three months ended March 31, 2002 and 2001, respectively.

     Cash flow used in investing activities for the three months ended March 31, 2002 primarily consisted of $3.3 million of capital expenditures for rig upgrades, drill pipe and collars, and other capital items. Cash flow used in investing activities for the three month period ended March 31, 2001 primarily consisted of $19.2 million of capital expenditures for reactivating rigs, the purchase of top drives and other capital items.

     Cash flow provided by financing activities for the three months ended March 31, 2002 consisted principally of $345,000 from stock option exercises partially offset by $161,000 for repayment of long-term lease obligations. Cash flow provided by financing activities for the three months ended March 31, 2001 primarily consisted of $1.1 million from stock option exercises.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2002 and 2001

     The following table highlights rig days worked, contract drilling revenue and drilling operating expenses for our daywork and turnkey operations for the three months ended March 31, 2002 and 2001.

                                         THREE MONTHS ENDED                      THREE MONTHS ENDED
                                           MARCH 31, 2002                           MARCH 31, 2001
                               --------------------------------------   ---------------------------------------
                                 DAYWORK      TURNKEY                    DAYWORK       TURNKEY
                               OPERATIONS  OPERATIONS(2)     TOTAL      OPERATIONS   OPERATIONS(2)     TOTAL
                               ----------  -------------   ----------   ----------   -------------   ----------
                                           (Dollars in thousands, except averages per rig day worked)
                                                                 (Unaudited)
Rig days worked                     4,808          247          5,055        7,303          655        7,958

Contract drilling revenue      $   55,040   $    7,632     $   62,672   $   82,499   $   15,133   $   97,632
Drilling operating
     expenses (1)                  39,232        6,176         45,408       46,908       11,100       58,008
                               ----------   ----------     ----------   ----------   ----------   ----------
Operating margin (loss)        $   15,808   $    1,456     $   17,264   $   35,591   $    4,033   $   39,624
                               ==========   ==========     ==========   ==========   ==========   ==========

Average per rig day worked
   Contract drilling revenue   $   11,449   $   30,861     $   12,398   $   11,297   $   23,104   $   12,268
   Drilling operating
     expenses                       8,161       24,973          8,983        6,424       16,947        7,289
                               ----------   ----------     ----------   ----------   ----------   ----------
   Operating margin (loss)     $    3,288   $    5,888     $    3,415   $    4,873   $    6,157   $    4,979
                               ==========   ==========     ==========   ==========   ==========   ==========

----------
     (1) Drilling operating expenses exclude depreciation and general and administrative expenses.

     (2) Turnkey operations include the results from turnkey and footage contracts.

     Successfully completed turnkey and footage contracts generally result in higher effective revenues per rig day worked than under daywork contracts. Operating margins per rig day worked on successful turnkey and footage jobs are also generally greater than under daywork contracts, although we are typically required to bear additional operating costs (such as drilling mud costs) that would typically be paid by the customer under daywork contracts. Contract drilling revenues, drilling operating expenses and operating margins or losses on turnkey and footage contacts are affected by a number of variables, and include the depth of the well, geological complexities and the actual difficulties encountered in completing the well.

     Total contract drilling revenue decreased approximately $35.0 million, or 36%, to $62.7 million for the three months ended March 31, 2002, from $97.6 million for the three months ended March 31, 2001. This decrease is primarily the result of a decrease in total rig days worked of 2,903, or 36%. The decrease in the total rig days worked consists of 2,495 less rig days under daywork contracts and 408 fewer rig days under turnkey contracts. Daywork average revenue per rig day is $152 higher primarily due to a larger percentage of rigs working under term contracts at higher dayrates than in the same period of 2001.

     Total drilling operating expenses decreased by approximately $12.6 million, or 22%, to $45.4 million for the three months ended March 31, 2002, as compared to $58.0 million for the three months ended March 31, 2001. The decrease is primarily a result of the decreased level of activity from daywork operations and turnkey operations.

     Drilling operating expenses on a per rig day basis increased overall principally due to a wage increase of 12% effective June 1, 2001, the retention of our experienced toolpushers and drillers during this recent downturn, the cost of cold-stacking rigs, and overhead and other fixed costs being spread over fewer working days. Turnkey expenses were also higher due to the size and complexity of turnkey wells drilled.

     Depreciation expense increased by $1.6 million, or 17%, to $11.4 million for the three months ended March 31, 2002, compared to $9.7 million for the three months ended March 31, 2001. The increase is primarily due to increased depreciation attributable to equipment purchased during the year ended December 31, 2001.

     General and administrative expenses increased by $875,000, or 37% to $3.3 million for the three months ended March 31, 2002, from $2.4 million for the same period of 2001. This increase is due primarily to one-time charges of $330,000 for severance costs and $515,000 of non-cash compensation expense related to stock options as a result of the termination of employment of an officer in the first quarter of 2002.

     Interest income decreased by $237,000, or 35%, to $441,000 for the three months ended March 31, 2002 from $678,000 for the same period of 2001 due primarily to a decrease in interest rates.

     The difference in interest expense for the three month periods ended March 31, 2002 and 2001 is negligible as the average outstanding debt balance was virtually the same and the largest component of our debt structure is our senior notes which carry interest at a fixed rate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the CIT Facility. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. On May 9, 2002, we had no outstanding balance under the CIT Facility and as such have no exposure at this time to a change in interest rates.

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

     o    reactivation of non-marketed rigs;

     o    projected daily margins;

     o    wage rates and retention of employees;

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

     o    fluctuations in demand for contract land drilling services;

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

     Our forward-looking statements speak only as of the date specified in such statements or, if no date is stated, as of the date of this report. Grey Wolf, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or with regard to any change in events, conditions or circumstances on which our forward looking statements are based. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2001 for additional information concerning risk factors that could cause actual results to differ from the forward looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None.


                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                 GREY WOLF, INC.



Date: May 14, 2002               By: /s/ David W. Wehlmann
                                    -------------------------------------------
                                    David W. Wehlmann
                                    Senior Vice President and
                                    Chief Financial Officer


Date: May 14, 2002               By: /s/ Merrie S. Costley
                                    -------------------------------------------
                                    Merrie S. Costley
                                    Vice President and Controller