Form 10-Q
period 2002-06-30
GREY WOLF INC
filed 2002-08-14
CIK 320186

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002      Commission File Number 1-8226

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

                              Yes [X]    No [ ]

         The number of shares of the Registrant's Common Stock, par value $.10 pr share, outstanding at August 9, 2002, was 181,010,811.

================================================================================

                        GREY WOLF, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Balance Sheets                                   3

                    Consolidated Statements of Operations                         4

                    Consolidated Statements of Shareholders' Equity

                    and Comprehensive Income                                      5

                    Consolidated Statements of Cash Flows                         6

                    Notes to Consolidated Financial Statements                    7

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                           12

          Item 3.   Quantitative and Qualitative Disclosure about Market Risk     21

PART II.  Other Information

          Item 1.   Legal Proceedings                                             22

          Item 2    Changes in Securities and Use of Proceeds                     22

          Item 3.   Defaults Upon Senior Securities                               22

          Item 4.   Submission of Matters to a Vote of Security Holders           22

          Item 5.   Other Information                                             22

          Item 6.   Exhibits and Reports on Form 8-K                              23

          Signatures                                                              24

                        GREY WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                         June 30,       December 31,
                                                                           2002             2001
                                                                      ------------      ------------
                                                                      (Unaudited)
                              ASSETS
Current assets:
     Cash and cash equivalents                                        $    118,037      $     99,072
     Restricted cash - insurance deposits                                      784               884
     Accounts receivable, net of allowance of $2,200 and
         $1,800, respectively                                               43,169            67,574
     Prepaids and other current assets                                       3,059             1,942
                                                                      ------------      ------------
         Total current assets                                              165,049           169,472
                                                                      ------------      ------------

Property and equipment:
     Land, buildings and improvements                                        5,160             5,137
     Drilling equipment                                                    709,347           703,076
     Furniture and fixtures                                                  3,088             2,978
                                                                      ------------      ------------
         Total property and equipment                                      717,595           711,191
     Less:  accumulated depreciation                                      (284,779)         (262,531)
                                                                      ------------      ------------
         Net property and equipment                                        432,816           448,660

Other noncurrent assets                                                      5,209             5,744
                                                                      ------------      ------------
                                                                      $    603,074      $    623,876
                                                                      ============      ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                             $        558      $        543
     Accounts payable-trade                                                 10,350            19,770
     Accrued workers' compensation                                           4,910             4,595
     Payroll and related employee costs                                      6,624             7,654
     Accrued interest payable                                               11,227            11,228
     Other accrued liabilities                                               7,110            12,519
                                                                      ------------      ------------
         Total current liabilities                                          40,779            56,309
                                                                      ------------      ------------

Senior notes                                                               249,570           249,526
Long-term debt, net of current maturities                                      961             1,169
Other long-term liabilities                                                  4,994             4,868
Deferred income taxes                                                       66,320            66,707

Commitments and contingent liabilities                                          --                --

Shareholders' equity:
     Series B Junior Participating Preferred stock, $1 par value;
        250,000 shares authorized; none outstanding                             --                --
     Common stock, $.10 par value; 300,000,000 shares
        authorized; 181,010,811 and 180,726,061 issued
        and outstanding, respectively                                       18,101            18,073
     Additional paid-in capital                                            329,656           328,306
     Accumulated deficit                                                  (107,307)         (101,082)
                                                                      ------------      ------------
     Total shareholders' equity                                            240,450           245,297
                                                                      ------------      ------------
                                                                      $    603,074      $    623,876
                                                                      ============      ============


           See accompanying notes to consolidated financial statements

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                   Three Months Ended             Six Months Ended
                                                        June 30,                       June 30,
                                                ------------------------      ------------------------
                                                   2002           2001          2002            2001
                                                ---------      ---------      ---------      ---------
Revenues:
     Contract drilling                          $  62,854      $ 114,967      $ 127,766      $ 216,103

Costs and expenses:
     Drilling operations                           48,718         61,959         96,366        123,471
     Depreciation                                  11,549         10,359         22,902         20,068
     General and administrative                     2,757          2,268          6,013          4,649
                                                ---------      ---------      ---------      ---------
         Total costs and expenses                  63,024         74,586        125,281        148,188
                                                ---------      ---------      ---------      ---------

Operating income                                     (170)        40,381          2,485         67,915

Other income (expense):
     Interest income                                  463            565            904          1,243
     Gain on sale of assets                            69             98            128            155
     Interest expense                              (5,983)        (6,045)       (11,948)       (12,042)
     Other, net                                        77           (446)           131           (448)
                                                ---------      ---------      ---------      ---------
         Other income (expense), net               (5,374)        (5,828)       (10,785)       (11,092)
                                                ---------      ---------      ---------      ---------

Income (loss) before income taxes                  (5,544)        34,553         (8,300)        56,823

Income tax expense (benefit):
     Current                                           --            641         (1,871)         1,024
     Deferred                                      (1,496)        13,180           (204)        21,705
                                                ---------      ---------      ---------      ---------
         Total income tax expense (benefit)        (1,496)        13,821         (2,075)        22,729
                                                ---------      ---------      ---------      ---------

Net income (loss)                               $  (4,048)     $  20,732      $  (6,225)     $  34,094
                                                =========      =========      =========      =========

Basic and diluted net income (loss)
     per common share                           $   (0.02)     $    0.11      $   (0.03)     $    0.19
                                                =========      =========      =========      =========

Basic weighted average
     common shares outstanding                    180,942        180,543        180,852        180,315
                                                =========      =========      =========      =========

Diluted weighted average
     common shares outstanding                    180,942        183,171        180,852        182,983
                                                =========      =========      =========      =========


           See accompanying notes to consolidated financial statements

                        GREY WOLF, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Amounts in thousands)


                                                  Common                                  Accumulated
                                                   Stock       Additional                Comprehensive
                                     Common      $.10 Par       Paid-in                      Income
                                     Shares        Value        Capital       Deficit      Adjustments       Total
                                   ---------     ---------     ----------    ---------   -------------     ---------
Balance, December 31, 2000           179,881     $  17,988     $ 325,417     $(169,535)     $    (454)     $ 173,416

     Exercise of stock options           791            79         1,553            --             --          1,632

     Tax benefit of stock
         option exercises                 --            --         1,256            --             --          1,256

     Cumulative foreign
         translation losses               --            --            --            --            454            454
     Net income                           --            --            --        34,094             --         34,094
                                   ---------     ---------     ---------     ---------      ---------      ---------
     Comprehensive net income             --            --            --        34,094            454         34,548
                                   ---------     ---------     ---------     ---------      ---------      ---------

Balance, June 30, 2001
     (Unaudited)                     180,672     $  18,067     $ 328,226     $(135,441)     $      --      $ 210,852
                                   =========     =========     =========     =========      =========      =========


Balance, December 31, 2001           180,726     $  18,073     $ 328,306     $(101,082)     $      --      $ 245,297

     Exercise of stock options           285            28           626            --             --            654

     Tax benefit of stock
         option exercises                 --            --           183            --             --            183

     Non-cash compensation
         expense                          --            --           541            --             --            541

     Comprehensive net loss               --            --            --        (6,225)            --         (6,225)
                                   ---------     ---------     ---------     ---------      ---------      ---------

Balance, June 30, 2002
     (Unaudited)                     181,011     $  18,101     $ 329,656     $(107,307)     $      --      $ 240,450
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

                         GREY WOLF INC, AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                         ------------------------
                                                            2002           2001
                                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                   $  (6,225)     $  34,094
     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
         Depreciation                                       22,902         20,068
         Deferred income taxes                                (387)        20,449
         Gain on sale of assets                               (128)          (155)
         Foreign exchange (gain) loss                         (131)           448
         Provision for doubtful accounts                       400             --
         Non-cash compensation expense                         541             --
     Tax benefit of stock option exercises                     183          1,256
     Net effect of changes in assets and liabilities
        related to operating accounts                        8,235        (22,867)
                                                         ---------      ---------
         Cash provided by operating activities              25,390         53,293
                                                         ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions                       (6,984)       (43,337)
     Proceeds from sale of property and equipment              177            158
                                                         ---------      ---------
         Cash used in investing activities                  (6,807)       (43,179)
                                                         ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                              (272)          (493)
     Proceeds from exercise of stock options                   654          1,632
                                                         ---------      ---------
         Cash provided by financing activities                 382          1,139
                                                         ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   18,965         11,253
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              99,072         51,569
                                                         ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 118,037      $  62,822
                                                         =========      =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR INTEREST                                   $  11,361      $  11,350
                                                         =========      =========
CASH PAID FOR (REFUND OF) TAXES                          $  (1,815)     $     469
                                                         =========      =========


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

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 2002 and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(2)      SIGNIFICANT ACCOUNT POLICIES

Earnings Per Share

         Basic earnings per share ("EPS") is based on weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options..

         A reconciliation of the weighted average common shares outstanding on a basic and diluted basis is as follows:

                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,               JUNE 30,
                                       -------------------     -------------------
                                         2002        2001        2002         2001
                                       -------     -------     -------     -------
                                                     (In thousands)
                                                       (Unaudited)
Weighted average common shares
   outstanding - Basic                 180,942     180,543     180,852     180,315

Effect of dilutive securities:
   Options - Treasury Stock Method          --       2,628          --       2,668
                                       -------     -------     -------     -------

Weighted average common shares
   outstanding - Diluted               180,942     183,171     180,852     182,983
                                       =======     =======     =======     =======

         The Company incurred a net loss for the three months ended June 30, 2002 and March 31, 2002 and has, therefore, excluded options to purchase 8.8 million and 9.0 million common shares, respectively, from the computation of diluted earnings per share as the effect would be antidilutive.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Options to purchase 998,500 shares in each of the three months ended June 30, 2001 and March 31, 2001 were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

         The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by an amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Under this standard, goodwill and other intangible assets having identifiable useful lives are no longer amortized, but are subjected to periodic assessments of impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and had no impact on the Company's financial position or results of operations for the six months ended June 30, 2002.

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Transactions," for the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS No. 144 for our fiscal year beginning January 1, 2002 and the adoption of the provisions of SFAS No. 144 had no impact on the Company's financial position or results of operations for the six months ended June 30, 2002.

Reclassification

         In accordance with Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," the Company has revised the presentation of reimbursements received for certain expenses in 2002. These reimbursements are now included in contract drilling revenue on the income statement versus previously being recorded net of the incurred expenses in drilling operations expenses. The reimbursements received in 2001 have also been reclassified for consistency of presentation.

(3)      ACCOUNTING FOR INCOME TAXES

         The Company records deferred taxes utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company's foreign subsidiaries file tax returns in the country where they are domiciled. The Company records current income taxes based on its estimated tax liability in the United States and foreign countries for the period.

(4)      LONG-TERM DEBT

         The Company has $250.0 million in principal amount of senior notes ("Notes") outstanding at June 30, 2002. The Notes, issued in June 1997 and May 1998, bear interest at 8?% per annum and mature July 1, 2007. The Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial. All fees and expenses incurred at the time of issuance are being amortized and discounts are being accreted over the life of the Notes.

         The Company has the option to redeem the Notes in whole or in part during the twelve month periods beginning July 1, 2002 at 104.4375%, beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at 101.4792% and beginning July 1, 2005 and thereafter 100.0000% together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the indentures, each holder of the Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

         In December 2001, the Company amended its $50.0 million credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility") to increase the amount available under the facility to $75.0 million. In conjunction with this amendment, the Company incurred $280,000 in deferred financing costs which will be amortized over the remaining life of the CIT Facility. The term of the CIT Facility was also extended to January 2006 from January 2003. The CIT Facility provides the Company with the ability to borrow up to the lesser of $75.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous United States. The CIT facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.5% or prime plus 0.25% to 1.5%. The CIT Facility provides up to $10.0 million available for letters of credit. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         The CIT Facility contains certain affirmative and negative covenants and the Company is in compliance with these covenants. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility which is also secured by the Company's guarantees and certain of the Company's wholly-owned subsidiaries guarantees. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside the contiguous 48 States of the United States of America. The Company currently has no borrowings outstanding under the CIT Facility and had $7.4 million outstanding under letters of credit at June 30, 2002. These letters of credit are for the benefit of various insurance companies as collateral for premiums and retained losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

         The Company had non-cash activities for the six months ended June 30, 2002 and 2001 related to vehicle additions under capital leases. The non-cash amounts excluded from cash used in investing activities and cash provided by financing activities was $127,000 and $1.1 million for the six months ended June 30, 2002 and 2001, respectively.

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

(7)      STOCK OPTION PLANS AND SEVERANCE

         On November 13, 2001, the Company amended all outstanding stock option agreements issued under the 1996 Employee Stock Option Plan and certain stock option agreements issued to executive officers and directors. Based upon the occurrence of certain events ("triggering events"), the amendments provide for accelerated vesting of options and extension of the period in which a current employee option

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


holder has to exercise his options. The provisions of the amendments provide for accelerated vesting of options after termination of employment of a current option holder within one year of a change of control of the Company (as defined in the amendments). Triggering events that cause an extension of the exercise period, but not longer than the remaining original exercise period, include termination of employment as a result of any reason not defined as termination for cause, voluntary resignation, or retirement in the amendments.

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

                         GREY WOLF INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of Grey Wolf, Inc. included elsewhere herein and with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

GENERAL

         We are a leading provider of contract land drilling services in the United States with a fleet of 121 rigs, of which 69 rigs are currently marketed. Included in the marketed rig fleet is one non-owned rig that we operate for a third party.

Rig Activity

         The domestic land drilling industry saw a pronounced decline in customer demand reflected in the number of rigs running due to lower oil and natural gas prices beginning late in the third quarter of 2001. Since the end of the first quarter of 2002, however, rigs counts have stabilized and our rig count has averaged between 50 to 59 rigs working each week. At August 9, 2002, we had 54 rigs working. The table below shows the average number of our rigs working in our operating markets during the periods indicated:

1999    2000                  2001                         2002
----    ----    ---------------------------------    ------------------
Full    Full                                 Full
Year    Year    Q-1    Q-2    Q-3    Q-4     Year    Q-1    Q-2    July
----    ----    ---    ---    ---    ---     ----    ---    ---    ----
 45      71      88     92     91     68      85      56     54     56

Drilling Contract Bid Rates

         Dayrates are driven by utilization and, with the decline in the number of rigs running, we also saw a drop in dayrates. Our current daywork bid rates are between $7,500 and $8,500 per rig day without fuel or top drives. This is a decline from the high leading edge bid rates of $13,500 to $17,000 per rig day in April 2001. Our daywork bid rates have remained steady since early February 2002 as a result of the relatively stable utilization.

         We currently own 14 top drives for which our current bid rates are $1,500 per rig day. Bid rates for our top drives are in addition to the above stated bid rate for our rigs.

Term Contracts

         An integral part of our strategy during the last upturn in the business cycle was to seek out long term contracts with our customers to help ensure an income stream in the event of a cyclical downturn in our markets. We currently have rigs working under 14 term contracts with original terms ranging in length from one year to two years. Three of these term contracts will end during the fourth quarter of 2002 and five will be completed at the end of the year. We have approximately 2,350 rig days contracted under term contracts for the remaining two quarters of 2002 and approximately 1,200 rig days contracted in 2003. These term contracts contain termination provisions which require our customers, upon cancellation of a contract, to pay an amount that approximates our operating margin for the remaining days under the contract.

         As discussed previously, we have seen a weakening in demand since late in the third quarter of 2001 and believe that our current term contracts mitigate a portion of the financial risk associated with this lower demand. However, if spot market prices don't improve, as these rigs roll off term contracts onto spot market pricing, average daily margins will decline.

Turnkey and Footage Contract Activity

         During all phases of the industry cycle, turnkey work continues to be an important part of our business strategy. Our engineering and operating experience allows us to provide this service to our customers and has historically provided higher margins than would otherwise have been obtainable under daywork contracts. During the second quarter of 2002, our turnkey operating margin was $7,267 per rig day, which was 197% greater than the $2,445 daywork margin per rig day.

         Revenue generated from turnkey and footage contracts was approximately 22% of total revenue in the second quarter of 2002 compared with 12% during the first quarter of 2002 and 11% during the second quarter of 2001. The percentage of days worked on turnkey and footage contracts was 9% of total days worked in the second quarter of 2002 compared to 5% during the first quarter of 2002 and 7% in the second quarter of 2001. Turnkey and footage contracts generated earnings before interest, income taxes, depreciation and amortization ("EBITDA") of $2.9 million in the second quarter of 2002 compared to $1.3 million in the first quarter of 2002 and $4.5 million in the second quarter of 2001.

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

Rocky Mountain and West Texas  Markets

         We began operations in the Rocky Mountain market in June 2001 and began operations in the West Texas market during October 2001. We currently have two marketed rigs in the Rocky Mountain market and have five marketed rigs in the West Texas market. The presence of these rigs provide us with established operating bases in these two markets which could provide further expansion opportunities.

Critical Accounting Policy

         We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The primary factor that we consider important which could trigger an impairment review would be significant negative industry or economic trends. If a review of the Company's long-lived assets indicated that the carrying value of certain drilling rigs was more than the estimated undiscounted future net cash flows, a write-down of the assets to their fair market value would have to be made. The estimation of undiscounted future net cash flows and fair market value would be based on certain estimates and projections as stipulated in Statement of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As of June 30, 2002, net long-lived assets amounted to $432.8 million.

Financial Results

         Our net loss for the second quarter of 2002 was $4.0 million compared to net income of $20.7 million for the second quarter of 2001 and net loss of $2.2 million for the first quarter of 2002. Revenues for the second quarter of 2002, second quarter of 2001, and first quarter of 2002 were $62.9 million, $115.0 million, and $64.9 million, respectively. EBITDA for the second quarter of 2002, second quarter of 2001 and first quarter 2002 was $11.4 million, $50.7 million, and $14.0 million, respectively.

         Our operating margin for the quarter ended June 30, 2002 was $2,863 per rig day, compared to $3,415 per rig day for the first quarter of 2002. The decrease in the operating margin for the second quarter of 2002 is primarily a result of rigs completing term contracts and going to work under contracts at current spot market rates. In addition, our operating margins continue to be adversely affected by the cost of retaining experienced toolpushers and drillers and the cost of not reducing wages of rig personnel as many of our competitors have done.

Financial Outlook and Strategy

         We believe that commodity prices are at attractive levels but, our customers remain cautious. We believe this is due to uncertainty over near-term natural gas prices and recent economic events. Based upon the New York Mercantile Exchange ("NYMEX"), the twelve month strip for natural gas was $3.39 per mmbtu and for West Texas Intermediate Crude was $25.49 per barrel at August 9, 2002. While leading edge bid rates and rig counts have remained relatively stable, we have not seen any strong indications that the market conditions will improve in the near term. Yet, we believe, the fundamentals remain favorable for a longer term increase in activity.

         Our focus remains on cost control and capital spending discipline, balanced with our desire to protect our equipment and retain our experienced toolpushers and drillers. Highly skilled crews enhance the safety, efficiency and value of our operations, which allowed us to enter into long-term contracts in the last up cycle.

         Based on currently anticipated levels of activity and dayrates, we expect to generate an operating margin of approximately $2,100 per rig day for the third quarter of 2002. This operating margin level should generate EBITDA of approximately $8.5 million. Net loss per share is expected to be approximately $0.04 on a diluted basis, projecting an annual tax benefit rate between 23% and 28%. We expect depreciation expense of approximately $11.7 million in the third quarter of 2002.

         Capital expenditures for the second quarter of 2002 were $3.7 million, which includes $1.5 million for rig upgrades. Capital expenditures for all of 2002 are projected to be approximately $22.5 million. Our capital expenditures during 2002 will largely be based upon the level of drilling activity.

FINANCIAL CONDITION AND LIQUIDITY

         The following table summarizes our financial position as of June 30, 2002 and December 31, 2001.

                                 JUNE 30, 2002      DECEMBER 31, 2001
                                ---------------     -----------------
                                  (Unaudited)
                                             (In thousands)

                                 Amount      %       Amount        %
                                --------    ---     --------      ---
Working capital                 $124,270     22     $113,163       20
Property and equipment, net      432,816     77      448,660       79
Other noncurrent assets            5,209      1        5,744        1
                                --------    ---     --------      ---
       Total                    $562,295    100     $567,567      100
                                ========    ===     ========      ===

Long-term debt                  $250,531     44     $250,695       44
Other long-term liabilities       71,314     13       71,575       13
Shareholders' equity             240,450     43      245,297       43
                                --------    ---     --------      ---
       Total                    $562,295    100     $567,567      100
                                ========    ===     ========      ===

         The significant changes in our financial position from December 31, 2001 to June 30, 2002 are the increases in working capital of $11.1 million, the decrease in net property and equipment of $15.8 million and the decrease in shareholders' equity of $4.8 million. The increase in working capital is due to numerous factors. Dayrates and drilling activity declined, which primarily led to a decrease in the accounts payable balance of $9.4 million and a decrease in the accounts receivable balance of $24.4 million. However, cash and cash equivalents increased by $19.0 million due to the monetization of receivable balances and the other accrued liabilities balance was lower by $5.4 million due to the reduction of capital expenditure accruals. The decrease in net property and equipment was due to $22.9 million of depreciation expense partially offset by $7.7 million of capital expenditures. Shareholders' equity decreased due primarily to a net loss of $6.2 million for the six months ended June 30, 2002 partially offset by stock option exercises.

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

         The Company has the option to redeem the Notes in whole or in part during the twelve months beginning July 1, 2002 at 104.4375%, beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at 101.4792% and beginning July 1, 2005 and thereafter at 100.0000% together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the indentures, each holder of the Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. We may also, from time-to-time, seek to retire the Notes through open market purchases and privately-negotiated transactions.

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

         We owe a total of $250.0 million in principal amount under our senior notes. While the principal is not due until 2007, semi-annual interest payments of approximately $11.1 million are due on January 1 and July 1 of each year. For the six months ended June 30, 2002, our operating activities and financing activities provided cash, while our investing activities consumed cash. To the extent we are unable to generate cash flow sufficient to pay debt service and meet our other cash needs, including capital expenditures, we would be required to use our cash on hand. At August 9, 2002, our cash balance was $108.6 million.

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

         The CIT Facility contains certain affirmative and negative covenants and we are in compliance with these covenants. Substantially all of our assets, including its drilling equipment, are pledged as collateral under the CIT Facility and it is also secured by our guarantees and certain of our wholly-owned subsidiaries guarantees. We, however, retain the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside the contiguous 48 states of the United States of America. We currently have no borrowings outstanding under the CIT facility and had $7.4 million outstanding under letters of credit at June 30, 2002. These letters of credit are for the benefit of various insurance companies as collateral for premiums and retained losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

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

         Additionally, if the total amount outstanding under the CIT Facility (including outstanding letters of credit) exceeds 50% of the orderly liquidation value of our domestic rigs, we are required to make a prepayment in the amount of the excess. Also, if the average rig utilization rate falls below 45% for two consecutive months, the lender will have the option to request one additional appraisal per year to aid in determining the current orderly liquidation value of the drilling equipment. Average rig utilization is defined as the total number of rigs owned which are operating under drilling contracts in the 48 contiguous states of the United States of America divided by the total number of rigs owned, excluding rigs not capable of working without substantial capital investment.

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

Certain Contractual Commitments

         The following table summarizes our contractual cash obligations and related payments due by period at June 30, 2002 (amounts in thousands):

                                                  Payments Due by Period (1)
                                -------------------------------------------------------------
                                             Less than        1-3          4-5        After 5
Contractual Obligation            Total       1 year         years        years        years
----------------------          --------     ---------     --------     --------     --------
Senior notes (2)
     Principal                  $250,000     $      --     $     --     $     --     $250,000
     Interest                    122,031        22,187       44,375       44,375       11,094
Capital lease obligations          1,519           558          961           --           --
Operating leases                   1,565           649          916           --           --
                                --------     ---------     --------     --------     --------
Total contractual
   cash obligations             $375,115     $  23,394     $ 46,252     $ 44,375     $261,094
                                ========     =========     ========     ========     ========

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

         If we choose to borrow under our $75.0 million CIT Facility, under which no amounts are currently outstanding, or if standby letters of credit which we cause to be issued are drawn upon by the holders of those standby letters of credit, then we will become obligated to repay those amounts along with any accrued interest and fees. The following table sets forth the potential maturities of these obligations assuming we had borrowed the maximum amount currently available under the CIT Facility at June 30, 2002, and illustrates the current outstanding letters of credit at June 30, 2002 (amounts in thousands):

                                                  Payments Due by Period (1)
                                --------------------------------------------------------------
      Potential                   Total       Less than        1-3         4-5         Over 5
Contractual Obligation          Committed       1 year        years        years        years
----------------------          ---------     ---------     --------     --------     --------
Line of credit (2)              $  67,593     $      --     $     --     $ 67,593     $     --
Standby letters of credit (3)       7,407         7,407           --           --           --
                                ---------     ---------     --------     --------     --------
Total                           $  75,000     $   7,407     $     --     $ 67,593     $     --
                                =========     =========     ========     ========     ========

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

Cash Flow

         The net cash provided by or used in our operating, investing and financing activities is summarized below:

                                    SIX MONTH PERIOD ENDED
                                           JUNE  30,
                                      2002           2001
                                    --------      --------
                                        (In thousands)
                                          (Unaudited)
Net cash provided by (used in):
     Operating activities           $ 25,390      $ 53,293
     Investing activities             (6,807)      (43,179)
     Financing activities                382         1,139
                                    --------      --------
Net increase (decrease) in cash     $ 18,965      $ 11,253
                                    ========      ========

         Our cash flows from operating activities are affected by a number of factors including the number of rigs under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow generated from operating activities during the first six months of 2002 and 2001 was $17.2 million (before changes in operating assets and liabilities) and $76.2 million (before changes in operating assets and liabilities), respectively. This change is principally due to a 39% decrease in operating days and a 45% decrease in per rig day operating margins between the two periods. Our cash flows from operating activities were also impacted by changes in operating assets and liabilities which provided $8.2 million and used $22.9 million in cash flow for the six months ended June 30, 2002 and 2001, respectively.

         Cash flow used in investing activities for the six months ended June 30, 2002 primarily consisted of $7.0 million of capital expenditures for rig upgrades and other capital items. Cash flow used in investing activities for the six month period ended June 30, 2001 primarily consisted of $43.3 million of capital expenditures for reactivating rigs, the purchase of top drives and other capital items.

         Cash flow provided by financing activities for the six months ended June 30, 2002 consisted principally of $654,000 from stock option exercises. Cash flow provided by financing activities for the six months ended June 30, 2001 primarily consisted of $1.6 million from stock option exercises.

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

RESULTS OF OPERATIONS

         Our drilling contracts generally provide compensation on either a daywork, turnkey or footage basis. However, successfully completed turnkey and footage contracts generally result in higher effective revenues per rig day worked than under daywork contracts. Operating margins per rig day worked on successful turnkey and footage jobs are also generally greater than under daywork contracts, although we are typically required to bear additional operating costs (such as drilling mud costs) that would typically be paid by the customer under daywork contracts. Contract drilling revenues, drilling operating expenses and operating margins or losses on turnkey and footage contacts are affected by a number of variables, and include the depth of the well, geological complexities and the actual difficulties encountered in drilling the well.

Comparison of the Three Months Ended June 30, 2002 and 2001

         The following table highlights rig days worked, contract drilling revenue and drilling operating expenses for our daywork and turnkey operations for the three months ended June 30, 2002 and 2001.

                                          THREE MONTHS ENDED                       THREE MONTHS ENDED
                                           JUNE  30, 2002                            JUNE  30, 2001
                                -------------------------------------     -------------------------------------
                                  DAYWORK       TURNKEY                    DAYWORK       TURNKEY
                                OPERATIONS   OPERATIONS(2)    TOTAL       OPERATIONS   OPERATIONS(2)     TOTAL
                                ----------   -------------   --------     ----------   -------------   --------
                                             (Dollars in thousands, except averages per rig day worked)
                                                                    (Unaudited)

                                ----------   -------------   --------     ----------   -------------   --------
Rig days worked                      4,511             427      4,938          7,773             563      8,336

Contract drilling revenue       $   48,776   $      14,078   $ 62,854     $  102,153   $      12,814   $114,967
Drilling operating
     expenses(1)                    37,746          10,972     48,718         53,811           8,148     61,959
                                ----------   -------------   --------     ----------   -------------   --------
Operating margin                $   11,030   $       3,106   $ 14,136     $   48,342   $       4,666   $ 53,008
                                ==========   =============   ========     ==========   =============   ========

Average per rig day worked
   Contract drilling revenue    $   10,813   $      32,939   $ 12,729     $   13,142   $      22,760   $ 13,792
   Drilling operating
     expenses                        8,368          25,672      9,866          6,923          14,472      7,433
                                ----------   -------------   --------     ----------   -------------   --------
   Operating margin             $    2,445   $       7,267   $  2,863     $    6,219   $       8,288   $  6,359
                                ==========   =============   ========     ==========   =============   ========

---------

     (1) Drilling operating expenses exclude depreciation and general and administrative expenses.

     (2) Turnkey operations include the results from turnkey and footage contracts.

         Total contract drilling revenue decreased approximately $52.1 million, or 45%, to $62.9 million for the three months ended June 30, 2002, from $115.0 million for the three months ended June 30, 2001. This decrease is primarily the result of a decrease in total rig days worked of 3,398, or 41% and a decrease in the total average revenue per rig day of $1,063 due to the current downturn. The decrease in the total rig days worked consists of 3,262 less rig days under daywork contracts and 136 fewer rig days under turnkey contracts. Daywork average revenue per rig day is $2,329 lower primarily due to lower dayrates and rigs completing term contracts which were at higher rates. Turnkey average revenue per rig day was higher by $10,179 due to the nature of the wells drilled during the second quarter of 2002.

         Total drilling operating expenses decreased by approximately $13.3 million, or 21%, to $48.7 million for the three months ended June 30, 2002, as compared to $62.0 million for the three months ended June 30, 2001. The decrease is primarily a result of the decreased level of activity from daywork operations and turnkey operations.

         Drilling operating expenses on a per rig day basis increased overall principally due to a wage increase of 12% effective June 1, 2001, the retention of our experienced toolpushers and drillers during this recent downturn, the cost of cold-stacking rigs, and overhead and other fixed costs being spread over less days. Turnkey expenses were also higher due to the size and complexity of turnkey wells drilled.

         Depreciation expense increased by $1.2 million, or 11%, to $11.5 million for the three months ended June 30, 2002, compared to $10.4 million for the three months ended June 30, 2001. The increase is primarily due to increased depreciation attributable to equipment purchased during the year ended December 31, 2001.

         General and administrative expenses increased by $489,000, or 22% to $2.8 million for the three months ended June 30, 2002, from $2.3 million for the same period of 2001. This increase is due primarily to higher insurance costs and higher professional fees.

         Interest income decreased by $102,000, or 18%, to $463,000 for the three months ended June 30, 2002 from $565,000 for the same period of 2001 due primarily to a decrease in interest rates partially offset by higher cash balances in 2002.

         The difference in interest expense for the three month periods ended June 30, 2002 and 2001 is negligible as the average outstanding debt balance was virtually the same and the largest component of our debt structure is our senior notes which carry interest at a fixed rate.

         Net other income (expense) increased by $523,000 to income of $77,000 for the three months ended June 30, 2002 compared to expense of $446,000 for the three months ended June 30, 2001. The expense in 2001 related to the realization of $454,000 of previously unrealized foreign currency translation losses as a result of moving our Venezuela rigs to the United States.

Comparison of the Six Months Ended June 30, 2002 and 2001

         The following tables highlight rig days worked, contract drilling revenue and drilling operating expenses for our daywork and turnkey operations for the six months ended June 30, 2002 and 2001.

                                          SIX MONTHS ENDED                           SIX MONTHS ENDED
                                            JUNE 30, 2002                              JUNE 30, 2001
                                -------------------------------------     -------------------------------------
                                 DAYWORK       TURNKEY                    DAYWORK         TURNKEY
                                OPERATIONS   OPERATIONS(2)    TOTAL       OPERATIONS   OPERATIONS(2)     TOTAL
                                ----------   -------------   --------     ----------   -------------   --------
                                            (Dollars in thousands, except averages per rig day worked)
                                                                   (Unaudited)
Rig days worked                      9,318             675      9,993         15,078           1,218     16,296

Contract drilling revenue       $  106,056   $      21,710   $127,766     $  188,156   $      27,947   $216,103
Drilling operating
     expenses (1)                   79,218          17,148     96,366        104,223          19,248    123,471
                                ----------   -------------   --------     ----------   -------------   --------
Operating margin                $   26,838   $       4,562   $ 31,400     $   83,933   $       8,699   $ 92,632
                                ==========   =============   ========     ==========   =============   ========

Average per rig day worked
   Contract drilling revenue    $   11,382   $      32,177   $ 12,785     $   12,479   $      22,945   $ 13,261
   Drilling operating
     expenses                        8,502          25,416      9,643          6,912          15,803      7,577
                                ----------   -------------   --------     ----------   -------------   --------
   Operating margin             $    2,880   $       6,761   $  3,142     $    5,567   $       7,142   $  5,684
                                ==========   =============   ========     ==========   =============   ========

---------
     (1) Drilling operating expenses exclude depreciation and general and administrative expenses.

     (2) Turnkey operations include the results from turnkey and footage contracts.

         Total contract drilling revenue decreased approximately $88.3 million, or 41% to $127.8 million for the six months ended June 30, 2002, from $216.1 million for the six months ended June 30, 2001. This decrease is the result of a decrease in total rig days worked of 6,303 or 39%, and a decrease in the total average revenue per rig day of $476 due to the current downturn. The decrease in the total rig days worked consists of 5,760 less rig days under daywork contracts and 543 fewer rig days under turnkey contracts. The decrease in the daywork average revenue per rig day is primarily due to lower dayrates. Turnkey average revenue per rig day was higher by $9,232 due to the nature of the wells drilled during the first six months of 2002.

         Total drilling operating expenses decreased by approximately $27.1 million, or 22% to $96.4 million for the six months ended June 30, 2002, as compared to $123.5 million for the six months ended June 30, 2001. The decrease is primarily a result of a decreased level of activity from daywork operations and turnkey operations.

         Drilling operating expenses on a per rig day basis increased overall principally due to a wage increase of 12% effective June 1, 2001, the retention of our experienced toolpushers and drillers during this recent downturn, the cost of cold-stacking rigs, and overhead and other fixed costs being spread over less days. Turnkey expenses were also higher due to the size and complexity of turnkey wells drilled.

         Depreciation and amortization expense increased by $2.8 million, or 14%, to $22.9 million for the six months ended June 30, 2002 compared to $20.1 million for the six months ended June 30, 2001. The increase is primarily due to increased depreciation attributable to equipment purchased during the year ended December 31, 2001.

         General and administrative expense increased by $1.4 million or 29%, to $6.0 million for the six months ended June 30, 2002 from $4.6 million for the same period of 2001. This increase is due primarily to one-time charges of $330,000 for severance costs and $515,000 of non-cash compensation expense related to stock options as a result of the termination of employment of an officer in the first quarter of 2002. The increase is also due to higher insurance costs and higher professional fees.

         Interest income decreased by $339,000, or 27% to $904,000 for the six months ended June 30, 2002, from $1.2 million for the same period of 2001 due primarily to lower interest rates partially offset by higher cash balances in 2002.

         The difference in interest expense for the six month periods ended June 30, 2002 and 2001 is negligible as the average outstanding debt was virtually the same and the largest component of our debt structure is our senior notes which carry interest at a fixed rate.

         Net other income (expense) increased by $579,000 to income of $131,000 for the six months ended June 30, 2002, from expense of $448,000 for the same period of 2001. The expense in 2001 related to the realization of $454,000 of previously unrealized foreign currency translation losses as a result of moving our Venezuela rigs to the United States.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the CIT Facility. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. On August 9, 2002, we had no outstanding balance under the CIT Facility and as such have no exposure at this time to a change in interest rates.

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

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 14, 2002, the annual meeting of our shareholders was held and the holders of our common stock elected Steven A. Webster and William R. Ziegler as Class III Directors. The Class III Directors will hold office until the Annual Meeting in 2005 or until their respective successors are elected and qualified. The following details the number of votes for the election of these directors and the number of votes withheld.

                        Director              For        Withheld
                   ------------------     -----------    --------
                   Steven A. Webster      146,638,899     955,381
                   William R. Ziegler     146,639,099     955,181

         The holders of our common stock also approved and adopted an amendment to increase the number of options available under the Company's 1996 Employee Stock Option Plan. The following details the number of votes.

            For          Against     Abstaining    Broker Non-Votes
        -----------    ----------    ----------    ----------------
        127,513,632    19,659,863      420,783             2

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

         o        reactivation of non-marketed rigs;

         o        projected dayrates and daily margins;

         o        wage rates and retention of employees;

         o        sufficiency of our capital resources and liquidity;

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Thomas P. Richards (typographical error corrected from previous version filed with Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.)

                  99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards.

                  99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of David W. Wehlmann.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                            GREY WOLF, INC.



Date:    August 14, 2002                    By: /s/ David W. Wehlmann
                                                -------------------------------
                                                David W. Wehlmann
                                                Senior Vice President and
                                                Chief Financial Officer



Date:    August 14, 2002                    By: /s/ Merrie S. Costley
                                                -------------------------------
                                                Merrie S. Costley
                                                Vice President and Controller

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
 10.1    Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Thomas P. Richards (typographical error corrected from previous version filed with Grey Wolf, Inc. Annual
         Report on Form 10-K for the year ended December 31, 2001.)

 99.1    Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards.

 99.2    Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 of David W. Wehlmann.