Form 10-Q
period 2002-09-30
GREY WOLF INC
filed 2002-11-13
CIK 320186

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002  Commission File Number 1-8226



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

                              Yes [X]        No [ ]

         The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at November 7, 2002, was 181,032,811.



================================================================================

                        GREY WOLF, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                  PAGE
                                                                                  ----
PART I.    Financial Information

           Item 1.  Financial Statements

                    Consolidated Balance Sheets                                      3

                    Consolidated Statements of Operations                            4

                    Consolidated Statements of Shareholders' Equity
                    and Comprehensive Income                                         5

                    Consolidated Statements of Cash Flows                            6

                    Notes to Consolidated Financial Statements                       7

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                             13

           Item 3.  Quantitative and Qualitative Disclosure about Market Risk       22

           Item 4.  Controls and Procedures                                         23

PART II.   Other Information

           Item 1.  Legal Proceedings                                               23

           Item 2   Changes in Securities and Use of Proceeds                       23

           Item 3.  Defaults Upon Senior Securities                                 23

           Item 4.  Submission of Matters to a Vote of Security Holders             23

           Item 5.  Other Information                                               23

           Item 6.  Exhibits and Reports on Form 8-K                                24

           Signatures                                                               25

           Certifications                                                           26

                        GREY WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                    September 30,      December 31,
                                                                         2002              2001
                                                                    --------------    --------------
                                                                      (Unaudited)
                              ASSETS
Current assets:
     Cash and cash equivalents                                      $      110,219    $       99,072
     Restricted cash - insurance deposits                                      784               884
     Accounts receivable, net of allowance of $2,500 and
         $1,800, respectively                                               46,362            67,574
     Prepaids and other current assets                                       3,416             1,942
                                                                    --------------    --------------
         Total current assets                                              160,781           169,472
                                                                    --------------    --------------

Property and equipment:
     Land, buildings and improvements                                        5,307             5,137
     Drilling equipment                                                    717,324           703,076
     Furniture and fixtures                                                  3,180             2,978
                                                                    --------------    --------------
         Total property and equipment                                      725,811           711,191
     Less:  accumulated depreciation                                      (296,381)         (262,531)
                                                                    --------------    --------------
         Net property and equipment                                        429,430           448,660

Other noncurrent assets                                                      4,938             5,744
                                                                    --------------    --------------
                                                                    $      595,149    $      623,876
                                                                    ==============    ==============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                           $          522    $          543
     Accounts payable-trade                                                 15,281            19,770
     Accrued workers' compensation                                           5,320             4,595
     Payroll and related employee costs                                      7,587             7,654
     Accrued interest payable                                                5,686            11,228
     Other accrued liabilities                                               7,387            12,519
                                                                    --------------    --------------
         Total current liabilities                                          41,783            56,309
                                                                    --------------    --------------

Senior notes                                                               249,591           249,526
Long-term debt, net of current maturities                                      893             1,169
Other long-term liabilities                                                  4,736             4,868
Deferred income taxes                                                       63,823            66,707

Commitments and contingent liabilities                                          --                --

Shareholders' equity:
     Series B Junior Participating Preferred stock, $1 par value;
        250,000 shares authorized; none outstanding                             --                --
     Common stock, $.10 par value; 300,000,000 shares
        authorized; 181,012,811 and 180,726,061 issued
        and outstanding, respectively                                       18,101            18,073
     Additional paid-in capital                                            329,660           328,306
     Accumulated deficit                                                  (113,438)         (101,082)
                                                                    --------------    --------------
     Total shareholders' equity                                            234,323           245,297
                                                                    --------------    --------------
                                                                    $      595,149    $      623,876
                                                                    ==============    ==============



           See accompanying notes to consolidated financial statements

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                 Three Months Ended          Nine Months Ended
                                                   September 30,               September 30,
                                              ------------------------    ------------------------
                                                 2002          2001          2002          2001
                                              ----------    ----------    ----------    ----------
Revenues:
     Contract drilling                        $   61,118    $  128,030    $  188,884    $  344,133

Costs and expenses:
     Drilling operations                          49,801        69,549       146,167       193,020
     Depreciation                                 11,806        10,336        34,708        30,404
     General and administrative                    2,525         2,586         8,538         7,235
                                              ----------    ----------    ----------    ----------
         Total costs and expenses                 64,132        82,471       189,413       230,659
                                              ----------    ----------    ----------    ----------

Operating income                                  (3,014)       45,559          (529)      113,474

Other income (expense):
     Interest income                                 430           570         1,334         1,813
Gain (loss) on sale of assets                        (11)          125           117           280
     Interest expense                             (6,039)       (5,986)      (17,987)      (18,028)
     Other, net                                        8            --           139          (448)
                                              ----------    ----------    ----------    ----------
         Other income (expense), net              (5,612)       (5,291)      (16,397)      (16,383)
                                              ----------    ----------    ----------    ----------

Income (loss) before income taxes                 (8,626)       40,268       (16,926)       97,091

Income tax expense (benefit):
     Current                                          --         1,232        (1,871)        2,256
     Deferred                                     (2,495)       13,658        (2,699)       35,363
                                              ----------    ----------    ----------    ----------
         Total income tax expense (benefit)       (2,495)       14,890        (4,570)       37,619
                                              ----------    ----------    ----------    ----------

Net income (loss)                             $   (6,131)   $   25,378    $  (12,356)   $   59,472
                                              ==========    ==========    ==========    ==========

Basic and diluted net income (loss)
     per common share                         $    (0.03)   $     0.14    $    (0.07)   $     0.33
                                              ==========    ==========    ==========    ==========

Basic weighted average
     common shares outstanding                   181,011       180,677       180,905       180,437
                                              ==========    ==========    ==========    ==========
Diluted weighted average
     common shares outstanding                   181,011       181,908       180,905       182,626
                                              ==========    ==========    ==========    ==========



           See accompanying notes to consolidated financial statements

                        GREY WOLF, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Amounts in thousands)


                                           Common                                Accumulated
                                           Stock      Additional                Comprehensive
                                 Common   $.10 Par     Paid-in                     Income
                                 Shares    Value       Capital      Deficit      Adjustments       Total
                                 ------   --------   -----------   ---------    -------------    ---------
Balance, December 31, 2000       179,881  $ 17,988   $   325,417   $(169,535)   $        (454)   $ 173,416

     Exercise of stock options       802        80         1,563          --               --        1,643

     Tax benefit of stock
         option exercises             --        --         1,262          --               --        1,262

     Cumulative foreign
         translation losses           --        --            --          --              454          454
     Net income                       --        --            --      59,472               --       59,472
                                  ------  --------   -----------   ---------    -------------    ---------
     Comprehensive net income         --        --            --      59,472              454       59,926
                                  ------  --------   -----------   ---------    -------------    ---------

Balance, September 30, 2001
     (Unaudited)                 180,683  $ 18,068   $   328,242   $(110,063)   $          --    $ 236,247
                                  ======  ========   ===========   =========    =============    =========



Balance, December 31, 2001       180,726  $ 18,073   $   328,306   $(101,082)   $          --    $ 245,297

     Exercise of stock options       287        28           628          --               --          656

     Tax benefit of stock
         option exercises             --        --           185          --               --          185

     Non-cash compensation
         expense                      --        --           541          --               --          541

     Comprehensive net loss           --        --            --     (12,356)              --      (12,356)
                                  ------  --------   -----------   ---------    -------------    ---------

Balance, September 30, 2002
     (Unaudited)                 181,013  $ 18,101   $   329,660   $(113,438)   $          --    $ 234,323
                                 =======  ========   ===========   =========    =============    =========



          See accompanying notes to consolidated financial statements.

                         GREY WOLF INC, AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                          Nine  Months Ended
                                                            September 30,
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                 $  (12,356)   $   59,472
     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
         Depreciation                                      34,708        30,404
         Deferred income taxes                             (2,884)       34,101
         Gain on sale of assets                              (117)         (280)
         Foreign exchange (gain) loss                        (139)          448
         Provision for doubtful accounts                      700            --
         Non-cash compensation expense                        541            --
     Tax benefit of stock option exercises                    185         1,262
     Net effect of changes in assets and liabilities
        related to operating accounts                       5,446       (32,770)
                                                       ----------    ----------
         Cash provided by operating activities             26,084        92,637
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions                     (15,395)      (69,479)
     Proceeds from sale of property and equipment             223         1,759
                                                       ----------    ----------
         Cash used in investing activities                (15,172)      (67,720)
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                             (421)         (731)
     Proceeds from exercise of stock options                  656         1,643
                                                       ----------    ----------
         Cash provided by financing activities                235           912
                                                       ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  11,147        25,829
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             99,072        51,569
                                                       ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  110,219    $   77,398
                                                       ==========    ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR INTEREST                                 $   22,641    $   22,558
                                                       ==========    ==========
CASH PAID FOR (REFUND OF) TAXES                        $   (1,774)   $    1,844
                                                       ==========    ==========



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

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 2002 and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(2) SIGNIFICANT ACCOUNT POLICIES

Earnings Per Share

         Basic earnings per share ("EPS") is based on weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options.

         A reconciliation of the weighted average common shares outstanding on a basic and diluted basis is as follows:

                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30,             SEPTEMBER 30,
                                     -----------------------   -----------------------
                                        2002         2001         2002         2001
                                     ----------   ----------   ----------   ----------
                                                      (In thousands)
                                                        (Unaudited)
Weighted average common shares
   outstanding - Basic                  181,011      180,677      180,905      180,437

Effect of dilutive securities:
   Options - Treasury Stock Method           --        1,231           --        2,189
                                     ----------   ----------   ----------   ----------

Weighted average common shares
   outstanding - Diluted                181,011      181,908      180,905      182,626
                                     ==========   ==========   ==========   ==========

         The Company incurred a net loss for each of the three month periods ended September 30, 2002, June 30, 2002 and March 31, 2002 and has, therefore, excluded options to purchase 8.8 million, 8.8

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


million and 9.0 million common shares, respectively, from the computation of diluted earnings per share as the effect would be antidilutive.

         Options to purchase 4.1 million common shares for the three months ended September 30, 2001 and 998,500 common shares in each of the three month periods ended June 30, 2001 and March 31, 2001 were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

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

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Under this standard, goodwill and other intangible assets having identifiable useful lives are no longer amortized, but are subjected to periodic assessments of impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and had no impact on the Company's financial position or results of operations for the nine months ended September 30, 2002.

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS No. 144 for our fiscal year beginning January 1, 2002 and the adoption of the provisions of SFAS No. 144 had no impact on the Company's financial position or results of operations for the nine months ended September 30, 2002.

         In April, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections". SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Under the provisions of this statement, gains and losses from extinguishment of debt generally will no longer be classified as extraordinary items. In addition, this statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also makes various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities". SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position or results of operations.

Reclassification

         In accordance with Emerging Issues Task Force Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," the Company has revised the presentation of reimbursements received for certain expenses in 2002 and 2001. These reimbursements are now included in contract drilling revenues on the income statement versus previously being recorded net of the incurred expenses in drilling operations expenses.

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

(4) LONG-TERM DEBT

         The Company has $250.0 million in principal amount of senior notes ("Notes") outstanding at September 30, 2002. The Notes, issued in June 1997 and May 1998, bear interest at 8?% per annum and mature July 1, 2007. The Notes are general unsecured senior obligations of the Company and are fully

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial. All fees and expenses incurred at the time of issuance are being amortized and discounts are being accreted over the life of the Notes.

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

         In December 2001, the Company amended its $50.0 million credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility") to increase the amount available under the facility to $75.0 million. In conjunction with this amendment, the Company incurred $280,000 in financing costs which have been deferred and will be amortized over the remaining life of the CIT Facility. The term of the CIT Facility was also extended to January 2006 from January 2003. The CIT Facility provides the Company with the ability to borrow up to the lesser of $75.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. The CIT Facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $10.0 million available for letters of credit. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum.

         The CIT Facility contains certain affirmative and negative covenants and the Company is in compliance with these covenants. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility which is also secured by the Company's guarantees and certain of the Company's wholly-owned subsidiaries guarantees. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside the contiguous 48 states of the United States of America. The Company currently has no outstanding balance under the CIT Facility and had $7.4 million outstanding under letters of credit at September 30, 2002. These letters of credit are for the benefit of various insurance companies as collateral for premiums and retained losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

         The Company had non-cash activities for the nine months ended September 30, 2002 and 2001 related to vehicle additions under capital leases. The non-cash amounts excluded from cash used in investing activities and cash provided by financing activities was $189,000 and $1.6 million for the nine months ended September 30, 2002 and 2001, respectively.

(5) SEGMENT INFORMATION AND ACCUMULATED COMPREHENSIVE INCOME

         The Company manages its business as one reportable segment. Although the Company provides contract drilling services in several markets domestically, these operations have been aggregated into one

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

         During the three months ended March 31, 2002, a triggering event occurred when an officer's employment terminated. As a result, the Company recognized approximately $515,000 of non-cash compensation expense along with approximately $330,000 of severance cost. In addition, the Company recognized approximately $26,000 of non-cash compensation expense during the three months ended June 30, 2002. These amounts have been included in general and administrative expenses on the consolidated statement of operations.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(8) CONCENTRATIONS

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

         For the three months ended September 30, 2002, the Company had two customers which represented approximately 11% and 10% of total revenue. For the nine months ended September 30, 2002, the Company had one customer which represented approximately 11% of total revenue. There were no customers with revenue greater than 10% for the quarter and year-to-date periods ended September 30, 2001.

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

GENERAL

         We are a leading provider of contract land drilling services in the United States with a fleet of 121 rigs, of which 71 rigs are currently marketed. Included in the marketed rig fleet is one non-owned rig that we operate for a third party.

Rig Activity

         Demand for land drilling rigs began to decline late in the third quarter of 2001. Since the end of the first quarter of 2002, however, rigs counts have stabilized and our rig count has averaged between 50 to 59 rigs working each week. At November 7, 2002, we had 54 rigs working. The table below shows the average number of our rigs working in our operating markets during the periods indicated:

                               2001                                                    2002
     ---------------------------------------------------------         -----------------------------------
     Q-1          Q-2          Q-3          Q-4      Full Year         Q-1        Q-2        Q-3       Oct
     ---          ---          ---          ---      ---------         ---        ---        ---       ---
      88           92           91           68         85              56         54         55        54

Drilling Contract Bid Rates

         Dayrates are generally driven by utilization and, with the decline in the number of rigs running, we also saw a drop in dayrates. From the high leading edge bid rates of $13,500 to $17,000 per rig day in April 2001, our daywork bid rates declined to a range between $7,500 and $8,500 per rig day without fuel or top drives and remained there from early February 2002 into September 2002. Recently, however, we have seen a further slight decline in our dayrate bid rates. Our current daywork bid rates are between $7,000 and $8,500 per rig day without fuel or top drives.

         We currently own 14 top drives for which our current bid rates are approximately $1,500 per rig day. Bid rates for our top drives are in addition to the above stated bid rates for our rigs.

Term Contracts

         An integral part of our strategy during the last upturn in the business cycle was to seek out long term contracts with our customers to help ensure an income stream in the event of a cyclical downturn in our markets. During late 2001 and thus far during 2002, the use of term contracts has enabled us to maintain higher margins than would otherwise be attainable during the current downturn. Recently, however, our margins have declined as higher rate term contracts and spot market contracts have been replaced by lower spot market rate contracts. If current market conditions do not improve as our remaining term contracts expire, there will be a further decline in our operating margin as rigs go to work under current spot market rate contracts at lower rates.

         In early November 2002, we received thirty day written notice of early termination of one term contract. However, our term contracts contain termination provisions which require our customers, upon cancellation of a contract, to pay an amount that approximates our operating margin for the remaining days under the contract. We have approximately 1,000 rig days contracted under term contracts for the fourth quarter of 2002 and approximately 1,000 rig days contracted in 2003, of which 450 are in the first quarter.

Turnkey and Footage Contract Activity

         During all phases of the industry cycle, turnkey work continues to be an important part of our business strategy. Our engineering and operating experience allows us to provide this service to our customers and has historically provided higher margins than would otherwise have been obtainable under daywork contracts. During the third quarter of 2002, our turnkey operating margin was $4,189 per rig day compared to a daywork operating margin of $1,980 per rig day.

         Revenue generated from turnkey and footage contracts was approximately 22% of total revenue in the third quarter of 2002 and second quarter of 2002 and 15% during the third quarter of 2001. The percentage of days worked on turnkey and footage contracts was 11% of total days worked in the third quarter of 2002 compared to 9% during the second quarter of 2002 and 7% in the third quarter of 2001. Turnkey and footage contracts generated earnings before interest, income taxes, depreciation and amortization ("EBITDA") of $2.1 million in the third quarter of 2002 compared to $2.9 million in the second quarter of 2002 and $5.4 million in the third quarter of 2001.

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

Critical Accounting Policy

         We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The primary factor that we consider important which could trigger an impairment review would be significant negative industry or economic trends. If a review of the Company's long-lived assets indicated that the carrying value of certain drilling rigs was more than the estimated undiscounted future net cash flows, a write-down of the assets to their fair market value would have to be made. The estimation of undiscounted future net cash flows and fair market value would be based on certain estimates and projections as stipulated in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Financial Results

         Our net loss for the third quarter of 2002 was $6.1 million compared to net income of $25.4 million for the third quarter of 2001 and net loss of $4.0 million for the second quarter of 2002. Revenues for the third quarter of 2002, third quarter of 2001, and second quarter of 2002 were $61.1 million, $128.0 million, and $62.9 million, respectively. EBITDA for the third quarter of 2002, third quarter of 2001 and second quarter 2002 was $8.8 million, $55.9 million, and $11.4 million, respectively.

         Our operating margin for the quarter ended September 30, 2002 was $2,225 per rig day, compared to $2,863 per rig day for the second quarter of 2002. The decrease in the operating margin for the third quarter of 2002 is primarily a result of higher dayrate term and spot market contracts expiring and being replaced by lower dayrate spot market contracts. Also contributing to the decline was a lower operating margin on turnkey jobs reflecting a change in the type and complexity of wells drilled.

Financial Outlook and Strategy

         While commodity prices are at attractive levels, we have not seen any strong indications that the market conditions will improve in the near term. We believe our customers remain cautious as a result of the uncertainty over near-term natural gas prices, storage levels, and demand recovery. Based upon the New York Mercantile Exchange ("NYMEX"), the twelve month strip for natural gas was $3.85 per mmbtu and for West Texas Intermediate Crude was $24.13 per barrel at November 7, 2002. If the current commodity prices hold and our customers gain confidence in the outlook for these prices, we believe the demand for drilling rigs should increase in 2003.

         Our focus remains on controlling costs, while maintaining our equipment and improving operating efficiency and thereby creating superior value for our customers and shareholders. Our fleet of premium equipment and our experienced personnel enabled us to return rigs to work in a safe and efficient manner in the last up cycle. We have the ability to return 29 cold-stacked rigs to work for approximately $3.0 to $4.0 million in the aggregate, excluding drill pipe and collars, which would bring our total marketed fleet to 100 rigs.

         Based on currently anticipated levels of activity and dayrates for the fourth quarter of 2002, we expect to generate an operating margin of approximately $1,700 per rig day. This operating margin level should generate EBITDA of approximately $6.3 million. Net loss per share is expected to be approximately $0.05 on a diluted basis, based on a projected annual tax benefit rate between 27% and 30%. We expect depreciation expense of approximately $11.9 million in the fourth quarter of 2002.

         Capital expenditures for the third quarter of 2002 were $8.6 million, and for the first three quarters of 2002 were $16.3 million. Capital expenditures for all of 2002 are projected to be approximately $22.5 million.

FINANCIAL CONDITION AND LIQUIDITY

         The following table summarizes our financial position as of September 30, 2002 and December 31, 2001.


                              SEPTEMBER 30, 2002   DECEMBER 31, 2001
                              ------------------   ------------------
                                 (Unaudited)
                                           (In thousands)
                               Amount       %       Amount       %
                              --------   -------   --------   -------
Working capital               $118,998        21   $113,163        20
Property and equipment, net    429,430        78    448,660        79
Other noncurrent assets          4,938         1      5,744         1
                              --------   -------   --------   -------
         Total                $553,366       100   $567,567       100
                              ========   =======   ========   =======

Long-term debt                $250,484        45   $250,695        44
Other long-term liabilities     68,559        12     71,575        13
Shareholders' equity           234,323        43    245,297        43
                              --------   -------   --------   -------
         Total                $553,366       100   $567,567       100
                              ========   =======   ========   =======

         The significant changes in our financial position from December 31, 2001 to September 30, 2002 are the increases in working capital of $5.8 million, the decrease in net property and equipment of $19.2 million and the decrease in shareholders' equity of $11.0 million. The increase in working capital is due to numerous factors. Dayrates and drilling activity declined, which primarily led to a decrease in the accounts payable balance of $4.5 million and a decrease in the net accounts receivable balance of $21.2 million. However, cash and cash equivalents increased by $11.1 million due primarily to the collection of receivable balances which was partially offset by our semi-annual interest payment on our Senior Notes on July 1, 2002. The other accrued liabilities balance was lower by $5.1 million due to the reduction of capital expenditure accruals at September 30, 2002 compared to December 31, 2001. The decrease in net property and equipment was due to $34.7 million of depreciation expense partially offset by $16.3 million of capital expenditures. Shareholders' equity decreased due primarily to a net loss of $12.4 million for the nine months ended September 30, 2002 partially offset by stock option exercises.

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

         The indentures for the Notes permit us and our subsidiaries to incur additional indebtedness, including senior indebtedness of up to $100.0 million aggregate principal amount which may be secured by liens on all of our assets and the assets of our subsidiaries, subject to certain limitations. The indentures contain other covenants limiting our ability and our subsidiaries ability to, among other things, pay dividends or make certain other restricted payments, make certain investments, incur additional indebtedness, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications. The indentures consider non-compliance with the limitations events of default. In addition to non-payment of interest and principal amounts, the indentures also consider default with respect to other indebtedness in excess of $10.0 million an event of default. In the event of a default, the principal and interest could be accelerated upon written notice by 25% or more of the holders of our senior notes. We are in compliance with these covenants.

         We owe a total of $250.0 million in principal amount under our senior notes. While the principal is not due until 2007, semi-annual interest payments of approximately $11.1 million are due on January 1 and July 1 of each year. For the nine months ended September 30, 2002, our operating activities and financing activities provided cash, while our investing activities consumed cash. To the extent we are unable to generate cash flow sufficient to pay debt service and meet our other cash needs, including capital expenditures, we would be required to use our cash on hand. At November 7, 2002, our cash balance was $113.2 million.

CIT Facility

         In December 2001, we amended our $50.0 million credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility") to increase the amount available under the facility to $75.0 million. The term of the CIT Facility was also extended to January 2006 from January 2003. The CIT Facility provides us with the ability to borrow up to the lesser of $75.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of United States of America. The CIT Facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon our debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $10.0 million available for letters of credit. We are required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum.

         The CIT Facility contains certain affirmative and negative covenants and we are in compliance with these covenants. Substantially all of our assets, including our drilling equipment, are pledged as collateral under the CIT Facility and it is also secured by our guarantees and certain of our wholly-owned subsidiaries guarantees. We, however, retain the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside the contiguous 48 states of the United States of America. We currently have no outstanding balance under the CIT facility and had $7.4 million outstanding under letters of credit at September 30, 2002. These letters of credit are for the benefit of various insurance companies as collateral for premiums and retained losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

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

         o   judgments in excess of $350,000; or

         o a change in control (meaning that we cease to own 100% of our two principal subsidiaries, some person or group has either acquired beneficial ownership of 30% or more of the Company or obtained the power to elect a majority of our board of directors or our board of directors ceases to consist of a majority of "continuing directors", all as defined by the CIT Facility.)

Certain Contractual Commitments

         The following table summarizes our contractual cash obligations and related payments due by period at September 30, 2002 (amounts in thousands):

                                            Payments Due by Period(1)
                            ---------------------------------------------------------
                                        Less than      1-3         4-5       After 5
Contractual Obligation        Total      1 year       years       years       years
----------------------      ---------   ---------   ---------   ---------   ---------
Senior notes(2)
     Principal              $ 250,000   $      --   $      --   $ 250,000   $      --
     Interest                 110,937      22,187      44,375      44,375          --
Capital lease obligations       1,415         522         893          --          --
Operating leases                1,403         644         759          --          --
                            ---------   ---------   ---------   ---------   ---------
Total contractual
   cash obligations         $ 363,755   $  23,353   $  46,027   $ 294,375   $      --
                            =========   =========   =========   =========   =========

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

         If we choose to borrow under our $75.0 million CIT Facility, under which no amounts are currently outstanding, or if standby letters of credit which we cause to be issued are drawn upon by the holders of those standby letters of credit, then we will become obligated to repay those amounts along with any accrued interest and fees. The following table sets forth the potential maturities of these obligations assuming we had borrowed the maximum amount currently available under the CIT Facility at September 30, 2002, and illustrates the current outstanding letters of credit at September 30, 2002 (amounts in thousands):

                                                Payments Due by Period(1)
                                ---------------------------------------------------------
       Potential                  Total     Less than      1-3         4-5       Over 5
Contractual Obligation          Committed    1 year       years       years       years
----------------------          ---------   ---------   ---------   ---------   ---------
Line of credit(2)               $  67,593   $      --   $      --   $  67,593   $      --
Standby letters of credit(3)        7,407       7,407          --          --          --
                                ---------   ---------   ---------   ---------   ---------
Total                           $  75,000   $   7,407   $      --   $  67,593   $      --
                                =========   =========   =========   =========   =========

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

Cash Flow

         The net cash provided by or used in our operating, investing and financing activities is summarized below:

                                  NINE MONTH PERIOD ENDED
                                        SEPTEMBER 30,
                                     2002          2001
                                  ----------    ----------
                                       (In thousands)
                                        (Unaudited)
Net cash provided by (used in):
     Operating activities         $   26,084    $   92,637
     Investing activities            (15,172)      (67,720)
     Financing activities                235           912
                                  ----------    ----------
Net increase (decrease) in cash   $   11,147    $   25,829
                                  ==========    ==========

         Our cash flows from operating activities are affected by a number of factors including the number of rigs under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow generated from operating activities during the first nine months of 2002 and 2001 was $20.6 million (before changes in operating assets and liabilities) and $125.4 million (before changes in operating assets and liabilities), respectively. The decrease in cash flow generated from operating activities is principally due to a 39% decrease in operating days and a 54% decrease in per rig day operating margins between the two periods. Our cash flows from operating activities were also impacted by changes in operating assets and liabilities which provided $5.4 million and used $32.8 million in cash flow for the nine months ended September 30, 2002 and 2001, respectively.

         Cash flow used in investing activities for the nine months ended September 30, 2002 primarily consisted of $15.4 million of capital expenditures for sustaining our fleet of rigs, rig upgrades and other capital items. Cash flow used in investing activities for the nine month period ended September 30, 2001 primarily consisted of $69.5 million of capital expenditures for sustaining our fleet of rigs, reactivating rigs, the purchase of top drives and other capital items.

         Cash flow provided by financing activities for the nine months ended September 30, 2002 consisted principally of $656,000 from stock option exercises partially offset by $421,000 repayment of capital lease obligations. Cash flow provided by financing activities for the nine months ended September 30, 2001 primarily consisted of $1.6 million from stock option exercises partially offset by $731,000 repayment of capital lease obligations.

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

RESULTS OF OPERATIONS

         Our drilling contracts generally provide compensation on either a daywork, turnkey or footage basis. However, successfully completed turnkey and footage contracts generally result in higher effective revenues per rig day worked than under daywork contracts. Operating margins per rig day worked on successful turnkey and footage jobs are also generally greater than under daywork contracts, although we are typically required to bear additional operating costs (such as drill bits) that would typically be paid by the customer under daywork contracts. Contract drilling revenues, drilling operating expenses and operating margins or losses on turnkey and footage contacts are affected by a number of variables, which include the depth of the well, geological complexities and the actual difficulties encountered in drilling the well.

Comparison of the Three Months Ended September 30, 2002 and 2001

         The following table highlights rig days worked, contract drilling revenue and drilling operating expenses for our daywork and turnkey operations for the three months ended September 30, 2002 and 2001.

                                           THREE MONTHS ENDED                       THREE MONTHS ENDED
                                           SEPTEMBER 30, 2002                       SEPTEMBER 30, 2001
                                --------------------------------------   --------------------------------------
                                 DAYWORK        TURNKEY                   DAYWORK        TURNKEY
                                OPERATIONS   OPERATIONS(2)     TOTAL     OPERATIONS   OPERATIONS(2)     TOTAL
                                ----------   -------------   ---------   ----------   -------------   ---------
                                           (Dollars in thousands, except averages per rig day worked)
                                                                  (Unaudited)
Rig days worked                      4,520             566       5,086        7,775             614       8,389

Contract drilling revenue       $   47,474   $      13,644   $  61,118   $  109,016   $      19,014   $ 128,030
Drilling operating
     expenses(1)                    38,526          11,275      49,801       56,143          13,406      69,549
                                ----------   -------------   ---------   ----------   -------------   ---------
Operating margin                $    8,948   $       2,369   $  11,317   $   52,873   $       5,608   $  58,481
                                ==========   =============   =========   ==========   =============   =========

Average per rig day worked
   Contract drilling revenue    $   10,503   $      24,123   $  12,018   $   14,021   $      30,993   $  15,262
   Drilling operating
     expenses                        8,523          19,934       9,793        7,221          21,852       8,291
                                ----------   -------------   ---------   ----------   -------------   ---------
   Operating margin             $    1,980   $       4,189   $   2,225   $    6,800   $       9,141   $   6,971
                                ==========   =============   =========   ==========   =============   =========

----------

     (1) Drilling operating expenses exclude depreciation and general and administrative expenses.

     (2) Turnkey operations include the results from turnkey and footage contracts.

         Total contract drilling revenue decreased approximately $66.9 million, or 52%, to $61.1 million for the three months ended September 30, 2002, from $128.0 million for the three months ended September 30, 2001. This decrease is primarily the result of a decrease in total rig days worked of 3,303, or 39% and a decrease in the total average revenue per rig day of $3,244 due to the current downturn. The decrease in the total rig days worked consists of 3,255 less rig days under daywork contracts and 48 fewer rig days under turnkey contracts. Daywork average revenue per rig day is $3,518 lower primarily due to higher dayrate term and spot market contracts expiring and being replaced by lower dayrate spot market contracts. Turnkey average revenue per rig day was lower by $6,870 due to the current downturn as well as the nature of the wells drilled during the third quarter of 2002.

         Total drilling operating expenses decreased by approximately $19.7 million, or 28%, to $49.8 million for the three months ended September 30, 2002, as compared to $69.5 million for the three months ended September 30, 2001. The decrease is primarily a result of the decreased level of activity from daywork operations.

         Drilling operating expenses on a per rig day basis increased overall principally due to the retention of our experienced toolpushers and drillers during this recent downturn and overhead and other fixed costs being spread over less days. Turnkey expenses on a per day basis were lower due to the lesser overall depth and complexity of turnkey wells drilled during the third quarter of 2002.

         Depreciation expense increased by $1.5 million, or 14%, to $11.8 million for the three months ended September 30, 2002, compared to $10.3 million for the three months ended September 30, 2001. The increase is primarily due to increased depreciation attributable to equipment purchased and placed into service during the last half of 2001 and first nine months of 2002.

         Interest income decreased by $140,000, or 25%, to $430,000 for the three months ended September 30, 2002 from $570,000 for the same period of 2001 due primarily to a decrease in interest rates partially offset by higher cash balances in 2002.

         The difference in interest expense for the three month periods ended September 30, 2002 and 2001 is negligible as the average outstanding debt balance was virtually the same and the largest component of our debt structure is our Senior Notes which carry interest at a fixed rate.

Comparison of the Nine Months Ended September 30, 2002 and 2001

         The following tables highlight rig days worked, contract drilling revenue and drilling operating expenses for our daywork and turnkey operations for the nine months ended September 30, 2002 and 2001.

                                            NINE MONTHS ENDED                      NINE MONTHS ENDED
                                           SEPTEMBER 30, 2002                      SEPTEMBER 30, 2001
                                --------------------------------------   --------------------------------------
                                 DAYWORK        TURNKEY                    DAYWORK       TURNKEY
                                OPERATIONS   OPERATIONS(2)     TOTAL     OPERATIONS   OPERATIONS(2)     TOTAL
                                ----------   -------------   ---------   ----------   -------------   ---------
                                           (Dollars in thousands, except averages per rig day worked)
                                                                  (Unaudited)
Rig days worked                     13,838           1,240      15,078       22,853           1,832      24,685

Contract drilling revenue       $  153,530   $      35,354   $ 188,884   $  297,172   $      46,961   $ 344,133
Drilling operating
     expenses(1)                   117,744          28,423     146,167      160,366          32,654     193,020
                                ----------   -------------   ---------   ----------   -------------   ---------
Operating margin                $   35,786   $       6,931   $  42,717   $  136,806   $      14,307   $ 151,113
                                ==========   =============   =========   ==========   =============   =========

Average per rig day worked
   Contract drilling revenue    $   11,095   $      28,504   $  12,527   $   13,004   $      25,641   $  13,941
   Drilling operating
     expenses                        8,509          22,917       9,694        7,018          17,829       7,819
                                ----------   -------------   ---------   ----------   -------------   ---------
   Operating margin             $    2,586   $       5,587   $   2,833   $    5,986   $       7,812   $   6,122
                                ==========   =============   =========   ==========   =============   =========

----------

     (1) Drilling operating expenses exclude depreciation and general and administrative expenses.

     (2) Turnkey operations include the results from turnkey and footage contracts.

         Total contract drilling revenue decreased approximately $155.2 million, or 45% to $188.9 million for the nine months ended September 30, 2002, from $344.1 million for the nine months ended September 30, 2001. This decrease is the result of a decrease in total rig days worked of 9,607 or 39%, and a decrease in the total average revenue per rig day of $1,414 due to the current downturn. The decrease in the total rig days worked consists of 9,015 fewer rig days under daywork contracts and 592 fewer rig days under turnkey contracts. The decline in the total average revenue per day was due primarily to the decrease in the daywork average revenue per rig day. This was the result of lower dayrates and rigs rolling off higher rate term contracts onto lower rate spot contracts. Turnkey average revenue per rig day was higher due to the nature of the wells drilled during the first nine months of 2002 when compared to the same period in 2001.

         Total drilling operating expenses decreased by approximately $46.9 million, or 24% to $146.2 million for the nine months ended September 30, 2002, as compared to $193.0 million for the nine months ended September 30, 2001. The decrease is a result of the decreased level of activity from daywork operations and turnkey operations.

         Drilling operating expenses on a per rig day basis increased overall principally due to a wage increase of 12% effective June 1, 2001, the retention of our experienced toolpushers and drillers during this recent downturn, the cost of cold-stacking rigs, and overhead and other fixed costs being spread over less days. Turnkey expenses were also higher due to the greater overall depth and complexity of turnkey wells drilled.

         Depreciation and amortization expense increased by $4.3 million, or 14%, to $34.7 million for the nine months ended September 30, 2002 compared to $30.4 million for the nine months ended September 30, 2001. The increase is primarily due to increased depreciation attributable to equipment purchased and placed into service during the year ended December 31, 2001 and the first nine months of 2002.

         General and administrative expense increased by $1.3 million or 18%, to $8.5 million for the nine months ended September 30, 2002 from $7.2 million for the same period of 2001. This increase is due primarily to one-time charges of $330,000 for severance costs and $515,000 of non-cash compensation expense related to stock options as a result of the termination of employment of an officer in the first quarter of 2002. The increase is also due to higher insurance costs and higher professional fees.

         Interest income decreased by $479,000 or 26% to $1.3 million for the nine months ended September 30, 2002, from $1.8 million for the same period of 2001 due primarily to lower interest rates partially offset by higher cash balances in 2002.

         The difference in interest expense for the nine month periods ended September 30, 2002 and 2001 is negligible as the average outstanding debt was virtually the same and the largest component of our debt structure is our Senior Notes which carry interest at a fixed rate.

         Net other income (expense) increased by $587,000 to income of $139,000 for the nine months ended September 30, 2002, from expense of $448,000 for the same period of 2001. The expense in 2001 related to the realization of $454,000 of previously unrealized foreign currency translation losses as a result of moving our Venezuela rigs to the United States.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the CIT Facility. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. We currently have no outstanding balance under the CIT Facility and as such have no exposure at this time to a change in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

         Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We are involved in litigation incidental to the conduct of our business, none of which management believes is, individually or in the aggregate, material to our consolidated financial condition or results of operations. See Note 6 - Commitments and Contingent Liabilities.

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

     o   reactivation and cost of reactivation of non-marketed rigs;

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

     o   the ability to attract and retain qualified personnel; and

     o unforeseen operating costs such as cost for environmental remediation and turnkey cost overruns;

     o   weather conditions.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer.

                  99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of David W. Wehlmann, Senior Vice President and Chief Financial Officer.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                       GREY WOLF, INC.



Date: November 13, 2002                By:  /s/ David W. Wehlmann
                                            ------------------------------------
                                            David W. Wehlmann
                                            Senior Vice President and
                                            Chief Financial Officer



Date: November 13, 2002                By:  /s/ Merrie S. Costley
                                            ------------------------------------
                                            Merrie S. Costley
                                            Vice President and Controller

                                 CERTIFICATIONS

I, Thomas P. Richards, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Grey Wolf, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                By:  /s/ Thomas P. Richards
                                            ------------------------------------
                                            Thomas P. Richards
                                            Chairman, President and Chief
                                            Executive Officer

                                 CERTIFICATIONS

I, David W. Wehlmann, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Grey Wolf, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002                By:  /s/ David W. Wehlmann
                                            ------------------------------------
                                            David W. Wehlmann
                                            Senior Vice President and Chief
                                            Financial Officer

                                  EXHIBIT INDEX

                  EXHIBIT
                  NUMBER            DESCRIPTION
                  ------            -----------
                  99.1              Certification pursuant to 18 U.S.C. Section
                                    1350 as adopted pursuant to Section 906 of
                                    the Sarbanes-Oxley Act of 2002 of Thomas P.
                                    Richards, Chairman, President and Chief
                                    Executive Officer.

                  99.2              Certification pursuant to 18 U.S.C. Section
                                    1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of David W.
                                    Wehlmann, Senior Vice President and Chief
                                    Financial Officer.