Form 10-K
period 2002-12-31
GREY WOLF INC
filed 2003-03-06
CIK 320186

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At February 28, 2003, 181,147,811 shares of the Registrant's common stock were outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the closing price on the American Stock Exchange on February 28, 2003 of $4.17) was approximately $702.9 million.

         The following documents have been incorporated by reference into the Parts of this Report indicated: Certain sections of the Registrant's definitive proxy statement for the Registrant's 2002 Annual Meeting of shareholders which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the Registrant's fiscal year ended December 31, 2002, are incorporated by reference into Part III hereof.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Grey Wolf, Inc., a Texas corporation formed in 1980, is a leading provider of contract land drilling services in the United States with a fleet of 116 rigs at February 28, 2003, of which 73 rigs are marketed. Included in the marketed fleet is one non-owned rig that we operate for a third party. Our customers include independent producers and major oil and gas companies. We conduct all of our operations through our subsidiaries. Our principal office is located at 10370 Richmond Avenue, Suite 600, Houston, TX 77042, and our telephone number is (713) 435-6100. Our website address is www.gwdrilling.com.

         We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Information on our website is not a part of this report.

BUSINESS STRATEGY

         Within the framework of a very cyclical industry, our strategy is to maximize shareholder value during periods of increasing demand and mitigate risk during periods of reduced demand. Our goal is to enter each phase of our industry's cycles in a stronger position. We attempt to achieve this by:

         -        delivering quality, value-added service to our customers;

         -        maintaining a leading position in our core markets;

         - responding to market conditions by balancing dayrates with utilization;

         -        maintaining a high level of utilization for our marketed rigs;

         - enhancing cash-flow through our turnkey and trucking operations and use of our top drives;

         -        controlling costs and maintaining capital spending discipline;

         - maintaining a premium fleet of equipment with bias toward deep drilling for natural gas;

         - using term contracts to provide sufficient cash flow to cover incremental capital expenditures for refurbishments on rigs under term contracts;

         - using term contracts to mitigate the cyclical nature of dayrates;

         - searching for new market opportunities where we believe our quality fleet of rigs would be able to generate attractive returns; and

         - searching for potential acquisition candidates that we believe would be accretive.

INDUSTRY OVERVIEW

         Our business is highly cyclical. It depends on the level of drilling activity by oil and gas exploration and production companies. The number of wells they choose to drill is strongly influenced by past trends in oil and natural gas prices, current prices, and their outlook for future oil and gas prices.

         After approximately two years of increasing dayrates and rig activity, demand for drilling rigs began to decline late in the third quarter of 2001. We believe this decline was due to lower commodity prices. This was reflected in the domestic land rig count, as reported in the Baker Hughes rotary rig count, which declined from a high of 1,114 rigs during July 2001 to a low of 613 rigs in early April 2002. Natural gas and West Texas Intermediate Crude prices based upon the New York Mercantile Exchange ("NYMEX") near month contract were $2.67 per mmbtu and $22.80 per barrel, respectively, during this time period. During the second quarter of 2002 and until the end of 2002, natural gas and oil prices generally improved and we saw a stabilization of the domestic land rig count at an average of 710 rigs. Natural gas prices, based upon the NYMEX near month contract, from April 1, 2002 through December 31, 2002 averaged $3.64 per mmbtu while the average NYMEX near month contract price of West Texas Intermediate Crude was $27.57 per barrel.

         There was an increase in natural gas and oil prices beginning in December 2002 that has continued into 2003. Natural gas and oil prices averaged $5.99 per mmbtu and $34.17 per barrel, respectively, from January 1, 2003 to February 28, 2003. The domestic land rig count at February 28, 2003 was 788 rigs.

CURRENT CONDITIONS AND OUTLOOK

We are in a solid position to benefit from an increase in drilling activity which we believe could develop in 2003. During the latest downturn, we maintained our premium fleet of equipment and retained our experienced personnel which are essential to providing quality service to our customers and returning our rigs to work when market conditions improve. Improving commodity prices have and should continue to improve our customers' cash flows, which we believe could result in additional drilling. The NYMEX twelve-month strip price for natural gas and West Texas Intermediate Crude was $5.90 per mmbtu and $30.67 per barrel, respectively at February 28, 2003. In addition, natural gas storage levels have recently been falling with current levels approximately 34% lower than the five-year average as of February 27, 2003. We averaged between 54 to 56 rigs working each quarter in 2002 and have averaged 57 rigs working thus far in the first quarter of 2003. However, we have seen an increase in the amount of future work for our rigs currently operating. This future work is in the form of signed contracts and oral commitments from our customers. At February 28, 2003, we had 63 rigs working.

OPERATIONS

         At February 28, 2003, we had a rig fleet of 116 rigs, 73 of which were marketed, 27 cold-stacked and 16 held for future refurbishment. Cold-stacked rigs are rigs that are stacked without crews and are not currently being marketed. Included in the rig fleet is one rig that we do not own but operate for a third party. We currently conduct our operations in the following domestic drilling markets:

         -        Ark-La-Tex;

         -        Gulf Coast;

         -        Mississippi/Alabama;

         -        South Texas;

         -        Rocky Mountain; and

         -        West Texas.

         We refer to the Ark-La-Tex, Gulf Coast, Mississippi/Alabama and South Texas markets as our "core markets," because the majority of our rigs are located in those markets. We conduct our operations primarily in domestic markets which we believe have historically had greater utilization rates and dayrates than the combined total of all other domestic markets. This is in part due to the heavy concentration of natural gas reserves in these markets. During 2002, approximately 98% of the wells we drilled for our customers were drilled in search of natural gas. Larger natural gas reserves are typically found in deeper geological formations and generally require premium equipment and quality crews to drill the wells.

         Ark-La-Tex Division. Our Ark-La-Tex division provides drilling services primarily in the Ark-La-Tex market which consists of Northeast Texas, Northern Louisiana and Southern Arkansas, and the Mississippi/Alabama market. We currently have 17 marketed rigs in this division which consist of 10 diesel electric rigs and seven mechanical rigs. Our Ark-La-Tex division also operates a fleet of 22 trucks which are used exclusively to move our rigs. The Ark-La-Tex division also manages the operations of our Rocky Mountain and West Texas districts.

         We had an average of 12 rigs working in our Ark-La-Tex division during 2002. Daywork contracts generated approximately 92% of our revenues in this division, while turnkey and footage contracts generated the remaining 8%. The average revenue per rig day worked by the division during 2002 was $11,250.

         Gulf Coast Division. Our Gulf Coast division provides drilling services in Southern Louisiana and along the upper Texas Gulf Coast. We currently have 19 marketed rigs in this division which consist of 17 diesel electric rigs and two mechanical rigs.

         We had an average of 16 rigs working in our Gulf Coast division during 2002. Daywork contracts generated approximately 77% of our revenues in this division, while turnkey and footage contracts generated the remaining 23%. The average revenue per rig day worked by the division during 2002 was $15,560.

         South Texas Division. We believe that trailer-mounted rigs and 1,500 to 2,000 horsepower diesel electric rigs are in highest demand in this market. Trailer-mounted rigs are more mobile than conventional rigs, thus decreasing the time and expense to the customer of moving the rig to and from the drill site. Under ordinary conditions, trailer-mounted rigs are capable of drilling an average of two 10,000 foot wells per month. We currently have 29 marketed rigs in this division, including one non-owned rig that we operate for a third party. The marketed rigs consist of 14 diesel electric rigs, ten trailer-mounted rigs, one of which is diesel electric, and five mechanical rigs. The South Texas division also operates a fleet of 35 trucks which are used exclusively to move our rigs.

         We had an average of 22 rigs working in our South Texas division during 2002. Daywork contracts generated approximately 98% of our revenues in this division, while turnkey and footage contracts generated the remaining 2%. The average revenue per rig day worked by the division during 2002 was $10,185.

         Rocky Mountain District. Our Rocky Mountain district provides drilling services in the market area which consists of Wyoming, Colorado, northwest Utah and northern New Mexico. We began operations in the Rocky Mountain market in June 2001 and currently have two marketed rigs in this district. Both rigs are high horsepower diesel electric rigs. Both rigs worked all year under daywork term contracts which generated 100% of our revenues in this district. The average revenue per rig day worked by the district during 2002 was $17,411. Currently, we have one rig working in this district. We continue to look for opportunities to expand our market presence in this area.

         West Texas District. Our West Texas district provides drilling services in West Texas and Southeast New Mexico. We began operations in West Texas in October 2001. Since that time we have increased the number of marketed rigs in this district to six and all six are diesel electric rigs. During 2002, we averaged three rigs working under daywork contracts, with the average revenue per rig day worked during 2002 of $11,394.

COLD STACKED RIGS AND RIGS HELD FOR REFURBISHMENT

         We have the ability to return all 27 cold-stacked rigs to work at an estimated aggregate cost of $1.5 million, which would bring our marketed fleet to 100 rigs. In addition, we have 16 rigs held for future refurbishment that could be returned to service for an average of approximately $5.0 million per rig, excluding drill pipe and drill collars. The actual number of rigs reactivated in 2003, if any, and in the future will depend upon many factors, including our estimation of existing and anticipated demand and dayrates, our success in bidding for domestic contracts, including term contracts, and the timing of the reactivations. The actual cost of reactivating these rigs would also depend upon the specific customer requirements and to the extent that we choose to upgrade these rigs.

CONTRACTS

         Our contracts for drilling oil and natural gas wells are obtained either through competitive bidding or as a result of negotiations with customers. Contract terms offered by us are generally dependent on the complexity and risk of operations, on-site drilling conditions, type of equipment used and the anticipated duration of the work to be performed. Generally, drilling contracts are for a single well. The majority of our drilling contracts are typically subject to termination by the customer on short notice with no penalty. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis.

         Daywork Contracts. Under daywork drilling contracts, we provide a drilling rig with required personnel to our customer who supervises the drilling of the well. We are paid based on a fixed rate per day while the rig is utilized. Daywork drilling contracts specify the equipment to be used, the size of the hole and the depth of the well. Under a daywork drilling contract, the customer bears a large portion of out-of-pocket costs of drilling. The dayrate we receive is not dependent on the usual risks associated with drilling, such as time delays for various reasons, including stuck drill pipe or blowout.

         We strive, whenever market conditions allow, to utilize term contracts to provide drilling services on a daywork basis. These term contracts typically have terms ranging in length from six months to two years and include a per rig day termination rate approximately equal to our daily margin on each contract. During late 2001 and 2002, the use of term contracts enabled us to maintain higher margins than would otherwise be attainable during the latest downturn.

         Turnkey Contracts. Under a turnkey contract, we contract to drill a well to an agreed-upon depth under specified conditions for a fixed price, regardless of the time required or the problems encountered in drilling the well. We provide technical expertise and engineering services, as well as most of the materials required for the well, and are compensated when the contract terms have been satisfied. Turnkey contracts afford an opportunity to earn a higher margin than would normally be available on daywork or footage contracts if the contract can be completed successfully without complications.

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

         Footage Contracts. Under footage contracts, we are paid a fixed amount for each foot drilled, regardless of the time required or certain problems encountered in drilling the well. We typically pay more of the out-of-pocket costs associated with footage contracts than under daywork contracts. Similar to a turnkey contract, the risks to us on a footage contract are greater because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies, cost escalation and personnel. As with turnkey contracts, we manage this additional risk through the use of engineering expertise and bid the footage contracts accordingly. We also maintain insurance coverage against certain drilling hazards.

CUSTOMERS AND MARKETING

         Our contract drilling customers include independent producers and major oil and gas companies. In 2002, 45% of our revenue came from major oil and gas companies and large independent producers, while the remaining 55% came from other independents. Also during 2002, 11% of our revenue was derived from daywork contracts with EOG Resources, Inc. We primarily market our drilling rigs on a regional basis through employee sales representatives. These sales representatives utilize personal contacts and industry periodicals and publications to determine which operators are planning to drill oil and natural gas wells in the immediate future. Once we have been placed on the "bid list" for an operator, we will typically be given the opportunity to bid on all future wells for that operator in the area.

         From time to time we also enter into informal, nonbinding commitments with our customers to provide drilling rigs for future periods at agreed upon rates plus fuel and mobilization charges, if applicable, and escalation provisions. This practice is customary in the land drilling business during times of increasing rig demand. Although neither we nor the customer are legally required to honor these commitments, we generally satisfy such commitments in order to maintain good customer relations.

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

         Our third party liability insurance coverage under our general policies is $1.0 million per occurrence, with a deductible of $250,000 per occurrence. We believe that we are adequately insured for public liability and property damage to others with respect to our operations. However, our insurance may not be sufficient to protect us against liability for all consequences of well disasters, extensive fire damage, damage to the environment, damage to producing formations, or other hazards.

         Our workers' compensation insurance coverage is $1.0 million per occurrence with a deductible of $250,000 per occurrence. With respect to workers' compensation insurance, we issue letters of credit for the benefit of various insurance companies as collateral for retrospective premiums and retained losses within the deductible amounts. We believe that we are adequately insured for workers' compensation. We have commercial umbrella, or excess liability insurance, to cover general liability and workers' compensation claims which are higher than the maximum coverage provided under those policies. Our excess liability insurance covers up to a maximum of $75.0 million in the aggregate and has deductibles per occurrence of $25,000 on the first $10.0 million of coverage and $50,000 on the remaining $65.0 million of coverage.

         Our insurance coverage for property damage to our rigs and drilling equipment is based on our estimate of the cost of comparable used equipment to replace the insured property. There is a deductible on rigs of $850,000 in the aggregate over an eighteen month policy period (with a sublimit of up to $575,000 per claim in respect of such aggregate limit) to be comprised of losses otherwise recoverable thereafter in excess of a $50,000 maintenance deductible. There is a $10,000 deductible per occurrence on other equipment. We do not have insurance coverage against loss of earnings resulting from damage to our rigs.

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

         We are self-insured for our employee health plan but purchase stop-loss coverage in order to limit our exposure to a maximum of $175,000 per occurrence under the plan. There is no aggregate limit under the stop-loss policy.

         No assurances can be given that we will be able to maintain the above-mentioned insurance types and/or the amounts of coverage that we believe to be adequate. Also, there are no assurances that these types of coverages will be available in the future. The rising cost and/or availability of certain types of insurance could have an adverse effect on our financial condition and results of operations.

CERTAIN RISKS

         Our business is subject to a number of risks and uncertainties, the most important of which are listed below:

Our business can be adversely affected by low oil and natural gas prices and expectations of low prices.

         As a supplier of land drilling services, our business depends on the level of drilling activity by oil and natural gas exploration and production companies operating in the geographic markets where we operate. The number of wells they choose to drill is strongly influenced by past trends in oil and natural gas prices, current prices, and their outlook for future oil and natural gas prices. Low oil and natural gas prices, or the perception among oil and gas companies that future prices are likely to decline, can materially and adversely affect us in many ways, including:

         -        our revenues, cash flows and earnings;

         - our customers may seek to terminate, renegotiate or fail to honor our term drilling contracts;

         - the fair market value of our rig fleet which in turn could trigger a writedown for accounting purposes;

         -        our ability to maintain or increase our borrowing capacity;

         - our ability to obtain additional capital to finance our business and make acquisitions, and the cost of that capital; and

         - our ability to retain skilled rig personnel who we would need in the event of an increase in the demand for our services.

         Oil and natural gas prices have been volatile historically and, we believe, will continue to be so in the future. Many factors beyond our control affect oil and natural gas prices, including:

         -        weather conditions in the United States and elsewhere;

         -        economic conditions in the United States and elsewhere;

         -        actions by OPEC, the Organization of Petroleum Exporting
                  Countries;

         - political stability in the Middle East, Venezuela and other major producing regions;

         -        governmental regulations, both domestic and foreign;

         - the pace adopted by foreign governments for exploration of their national reserves; and

         -        the overall supply and demand for oil and natural gas.

We operate in a highly competitive, fragmented industry in which price competition is intense.

         The drilling contracts we compete for are usually awarded on the basis of competitive bids. We believe pricing and rig availability are the primary factors considered by our potential customers in determining which drilling contractor to select. We believe other factors are also important. Among those factors are:

         -        the type and condition of drilling rigs;

         -        the quality of service and experience of rig crews;

         - the safety record of the Company and the particular drilling rig;

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

         -        personal injury and loss of life; and

         - damage to producing or potentially productive oil and natural gas formations through which we drill.

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

         We are indebted for a total of $250.0 million in principal amount under our 8 7/8% Senior Notes due 2007. Semi-annual interest payments on the senior notes of approximately $11.1 million are due on January 1 and July 1 of each year. Our operating activities provided net cash sufficient to pay our debt service obligations for the year ended December 31, 2002; however, there can be no assurances that we will be able to generate sufficient cash flow in the future.

         Our ability in the future to meet our debt service obligations and reduce our total indebtedness will depend on a number of factors including:

         -        oil and natural gas prices;

         -        demand for our drilling services;

         -        continuation of a successful business strategy ; and

         -        other financial and business factors that affect us.

         Many of these factors are beyond our control.

         If we do not generate sufficient cash flow to pay debt service and repay principal in the future, we will likely be required to use one or more of the following measures:

         -        use our cash balances;

         -        use our existing credit facility;

         -        obtain additional external financing;

         -        refinance our indebtedness; and

         -        sell our assets.

We have had only two profitable years since 1991.

         We have a history of losses with our only profitable years since 1991 being 1997 and 2001 in which we had net income of $10.2 million and $68.5 million, respectively. Whether we are able to be profitable in the future will depend on many factors, but primarily on the utilization rates for our rigs and the rates we charge for them.

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

         The indentures under which we issued our senior notes contain restrictions on our ability and the ability of certain of our subsidiaries to engage in certain types of transactions. These restrictive covenants may adversely affect our ability to pursue business acquisitions. These include covenants which may prohibit or limit our ability to:

         -        incur additional indebtedness;

         -        pay dividends or make other restricted payments;

         -        repurchase our equity securities;

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

         While we are not currently experiencing any shortages, from time to time there have been shortages of drilling equipment and supplies which we believe could reoccur. During periods of shortages, the cost and delivery times of equipment and supplies are substantially greater. In the past, in response to such shortages, we have entered in agreements with various suppliers and manufacturers that enabled us to reduce our exposure to price increases and supply shortages. Although we have formed many informal supply arrangements with equipment manufacturers and suppliers, there can be no assurance that we will be able to maintain existing arrangements. Shortages of drilling equipment or supplies could delay and adversely affect our ability to return to service our rigs held for future refurbishment and obtain contracts for our marketed rigs, which could have a material adverse effect on our financial condition and results of operations.

         Although we have not encountered material difficulty in hiring and retaining qualified rig crews, such shortages have occurred in the past in our industry. We may experience shortages of qualified personnel to operate our rigs, which could have a material adverse effect on our financial condition and results of operations.

Our indentures and credit agreement restrict our ability to pay dividends.

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

Certain provisions of our organizational documents, securities, and credit agreement have anti-takeover effects which may prevent our shareholders from receiving the maximum value for their shares.

         Our articles of incorporation, bylaws, securities, and credit agreements contain certain provisions that may delay or prevent entirely a change of control transaction not supported by our board of directors, or which may have that general effect. These measures include:

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

         Furthermore, we have adopted a shareholder rights plan which may have the effect of impeding a hostile attempt to acquire control of us.

Large amounts of our common stock may be resold into the market in the future which could cause the market price of our common stock to drop significantly, even if our business is doing well.

         As of February 28, 2003, 181.1 million shares of our common stock were issued and outstanding. In addition, as of February 28, 2003, we had issued options to purchase 8.7 million shares of common stock and these options are currently exercisable for 4.0 million shares of common stock. The market price of our common stock could drop significantly if future sales of substantial amounts of our common stock occur, or if the perception exists that substantial sales may occur.

EMPLOYEES

         At February 28, 2003, we had approximately 1,750 employees. None of our employees are subject to collective bargaining agreements, and we believe our employee relations are satisfactory.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:

         -        business strategy;

         -        demand for our services;

         -        2003 rig activity and financial results;

         -        reactivation and cost of reactivation of non-marketed rigs;

         -        projected dayrates and daily margins;

         -        wage rates and retention of employees;

         -        sufficiency of our capital resources and liquidity;

         -        depreciation and capital expenditures in 2003; and

         - anticipated operating and financial results with respect to our term drilling contracts.

         Although we believe the expectations and beliefs reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include:

         -        fluctuations in prices and demand for oil and natural gas;

         - fluctuations in levels of oil and natural gas exploration and development activities;

         - fluctuations in the demand for contract land drilling services;

         -        the existence and competitive responses of our competitors;

         - attempts by our customers to terminate, renegotiate, or fail to honor term drilling contracts;

         -        technological changes and developments in the industry;

         - the existence of operating risks inherent in the contract land drilling industry;

         -        U.S. and global economic conditions;

         -        the availability and terms of insurance coverage;

         -        the ability to attract and retain qualified personnel;

         - unforeseen operating costs such as cost for environmental remediation and turnkey cost overruns; and

         -        weather conditions.

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

ITEM 2. PROPERTIES

DRILLING EQUIPMENT

         An operating land drilling rig consists of engines, drawworks, mast, substructure, pumps to circulate drilling fluid, blowout preventers, drill pipe and related equipment. The actual drilling capacity of a rig may be less than its rated drilling capacity due to numerous factors. The intended well depth and the drill site conditions determine the amount of drill pipe and other equipment needed to drill a well. Generally, land rigs operate domestically with crews of four to six people.

         Our rig fleet consists of several rig types to meet the demands of our customers in each of the markets we serve. Our rig fleet consists of two basic types of drilling rigs, mechanical and diesel electric. Mechanical rigs transmit power generated by a diesel engine directly to an operation (for example the drawworks or mud pumps on a rig) through a compound consisting of chains, gears and hydraulic clutches. Diesel electric rigs are further broken down into two subcategories, direct current rigs and Silicon Controlled Rectifier ("SCR") rigs. Direct current rigs transmit the power generated by a diesel engine to a direct current generator. This direct current electrical system then distributes the electricity generated to direct current motors on the drawworks and mud pumps. An SCR rig's diesel engines drive alternating current generators and this alternating current can be transmitted to use for rig lighting and rig quarters or converted to direct current to drive the direct current motors on the rig. We own nine direct current diesel electric rigs and 50 SCR diesel electric rigs. We also own 18 mechanical rigs and one diesel electric rig that are trailer-mounted for greater mobility.

         We also utilize top drives in our drilling operations. A top drive allows drilling with 90-foot lengths of drill pipe rather than 30-foot lengths, thus reducing the number of required connections. A top drive also permits rotation of the drill string while tripping in or out of the hole. These characteristics increase drilling speed, personnel safety and drilling efficiency, and reduce the risk of the drill string sticking during operations. At February 28, 2003, we owned 14 top drives.

         We generally deploy our rig fleet among our divisions and districts based on the types of rigs preferred by our customers for drilling in the geographic markets served by our divisions and districts. The following table summarizes the rigs we own as of February 28, 2003:

                                                       Maximum Rated Depth Capacity
                               -----------------------------------------------------------------------------
                                  Under            10,000'            15,000'         20,000'
                                 10,000'          to 14,999'        to 19,999'       and Deeper        Total
                               ------------       ----------        ----------       ----------        -----
MARKETED
Ark-La-Tex
    Diesel Electric                  -                1                 4                 5               10
    Trailer-Mounted                  -                1                 -                 -                1
    Mechanical                       -                2                 2                 2                6
Gulf Coast
    Diesel Electric                  -                -                 1                16               17
    Mechanical                       -                1                 1                 -                2
South Texas
    Diesel Electric                  -                1                 4                 8               13(1)
    Trailer-Mounted                  -                9                 -                 1               10(2)
    Mechanical                       -                4                 -                 1                5
Rocky Mountain
    Diesel Electric                  -                -                 -                 2                2
West Texas
    Diesel Electric                  -                -                 2                 4                6
                               ------------       ----------        ----------       ----------        -----
Total Marketed                       -               19                14                39               72

NON-MARKETED
    Diesel Electric                  -                -                 1                 9               10
    Trailer-Mounted                  2                6                 -                 -                8
    Mechanical                       -               11                10                 4               25
                               ------------       ----------        ----------       ----------        -----
Total Non-Marketed                   2               17                11                13               43
                               ------------       ----------        ----------       ----------        -----

Total Rig Fleet                      2               36                25                52              115
                               ============       ==========        ==========       ==========        =====

---------------------------
(1)      Excludes one rig which we operate for a third party.

(2)      Includes one diesel electric rig.

FACILITIES

     The following table summarizes our significant real estate:

Location                           Interest          Uses
--------                           --------          ----
Houston, Texas...................   Leased       Executive Offices
Alice, Texas.....................   Owned        Field Office, Rig Yard, Truck Yard
Eunice, Louisiana................   Owned        Field Office, Rig Yard
Haughton, Louisiana..............   Owned        Rig Yard
Oklahoma City, Oklahoma..........   Owned        Rig Yard
Shreveport, Louisiana............   Leased       Field Office
Shreveport, Louisiana............   Owned        Rig Yard
Casper, Wyoming..................   Leased       Field Office
Midland, Texas...................   Leased       Field Office

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET DATA

         Our common stock is listed and traded on the American Stock Exchange ("AMEX") under the symbol "GW." The following table sets forth the high and low closing prices of our common stock on the AMEX for the periods indicated:

                                                                High            Low
                                                              --------       ---------
Period from January 1, 2003 to February 28, 2003              $   4.50       $    3.50

Year Ended December 31, 2002
    Quarter ended March 31, 2002                                  4.07            2.69
    Quarter ended June 30, 2002                                   5.01            3.72
    Quarter ended September 30, 2002                              4.08            2.78
    Quarter ended December 31, 2002                               4.42            3.15

Year Ended December 31, 2001:
    Quarter ended March 31, 2001                                  6.96            5.06
    Quarter ended June 30, 2001                                   6.87            3.77
    Quarter ended September 30, 2001                              3.73            1.75
    Quarter ended December 31, 2001                               3.31            1.76

         We have never declared or paid cash dividends on our common stock and do not expect to pay cash dividends in 2003 or for the foreseeable future. We anticipate that all cash flow generated from operations in the foreseeable future will be retained and used to develop or expand our business, pay debt service and reduce outstanding indebtedness. Any future payment of cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

         The terms of our credit facility prohibit the payment of dividends without the prior written consent of the lender and the terms of the Indentures under which our senior notes are issued also restrict our ability to pay dividends under certain conditions.

         On February 28, 2003, the last reported sales price of our common stock on the AMEX was $4.17 per share.

ITEM 6. SELECTED FINANCIAL DATA

                                                                    Years Ended December 31,
                                            -------------------------------------------------------------------------
                                                2002           2001            2000           1999           1998
                                            -----------     -----------    -----------    -----------     -----------
                                                         (Amounts in thousands, except per share amounts)
Revenues (1)                                $   250,260     $   433,739    $   276,758    $   148,465     $   244,120

Net income (loss)                               (21,476)         68,453         (8,523)       (41,262)        (83,213)

Net income (loss) per common share
     - basic and diluted                           (.12)            .38           (.05)          (.25)           (.50)

Total assets (1)                                590,623         625,471        512,370        453,852         501,303

Senior notes & other long-term debt             249,613         250,695        249,851        249,962         250,527

Series A Preferred Stock - Manditorily
     Redeemable                                       -               -              -              -             305

---------------------------
(1) Presentation revised to give effect to reclassification of certain items to conform to the presentation in 2002. (see Note 1 to consolidated financial statements)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our consolidated financial statements included elsewhere herein. All significant intercompany transactions have been eliminated.

GENERAL

         We are a leading provider of contract land drilling services in the United States with a fleet of 116 rigs, of which 73 rigs are currently marketed. Included in the marketed fleet is one non-owned rig that we operate for a third party.

Rig Activity

         After approximately two years of increasing rig utilization and dayrates, demand for land drilling rigs began to decline late in the third quarter of 2001. From the second quarter of 2002 until the end of January 2003, rig counts stabilized and our rig count averaged between 50 to 59 rigs working each week. Beginning in February 2003, however, we have seen an increase in the amount of future work for our rigs currently operating in the form of signed contracts and oral commitments from our customers. At February 28, 2003, we had 63 rigs working. The table below shows the average number of our rigs working in our operating markets during the periods indicated.

2000                             2001                                       2002                           2003
----         ---------------------------------------        ---------------------------------------        ----
Full                                            Full                                           Full       Q-1 to
Year          Q-1     Q-2      Q-3      Q-4     Year        Q-1      Q-2      Q-3      Q-4     Year        Date
----          ---     ---      ---      ---     ----        ---      ---      ---      ---     ----        ----
 71           88      92       91        68      85          56      54       55       54       55          57

Drilling Contract Bid Rates

         Dayrates are generally driven by utilization and, with the decline in the number of rigs running beginning in late 2001, we also experienced a drop in dayrates. From the high leading edge bid rates of $13,500 to $17,000 per rig day without fuel or top drives in April 2001, our daywork bid rates declined to the current daywork bid rates between $7,000 and $8,500 per rig day without fuel or top drives. Based upon the recent increase in rig activity, we believe that these rates mark the low point of the down cycle and should rise as utilization increases. The timing or occurrence of such an event cannot be assured.

         We currently own 14 top drives for which our current bid rates are approximately $1,500 per rig day. Bid rates for our top drives are in addition to the above-stated bid rates for our rigs.

Term Contracts

         Whenever market conditions allow, we strive to utilize term contracts to provide drilling services on a daywork basis. During late 2001 and 2002, the use of term contracts enabled us to maintain higher margins than would otherwise be attainable during the latest downturn. If current market conditions do not improve as our remaining term contracts expire, there will be a further decline in our operating margin as rigs go to work under lower spot market rate contracts.

         Our term contracts contain termination provisions which require our customers, upon cancellation of a contract, to pay an amount that approximates our operating margin for the remaining days of the contract. We have approximately 930 rig days contracted under term contracts in 2003, of which 420 days are in the first quarter, 250 days in the second quarter, 170 days in the third quarter, and 90 days in the fourth quarter.

Turnkey and Footage Contract Activity

         During all phases of the industry cycle, turnkey work continues to be an important part of our business strategy. Our engineering and operating experience allows us to provide this service to our customers and has historically provided higher margins than would otherwise have been obtainable under daywork contracts. During the fourth quarter of 2002, our turnkey operating margin was $6,123 per rig day compared to a daywork operating margin of $1,667 per rig day. For the year ended December 31, 2002, our turnkey operating margin per rig day was $5,760 compared to a daywork operating margin per day of $2,364.

         The operating margins generated on turnkey and footage contracts varies widely based upon a number of factors, including the location of the contracted work as well as the depth and level of complexity of the wells drilled. The demand for drilling services under turnkey and footage contracts has historically been greater during periods of overall lower demand. There can be no assurance that we will be able to maintain the current level of revenue or operating margins derived from turnkey and footage contracts.

Critical Accounting Policies

         Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require our management to make subjective estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. However, these estimates, judgments and assumptions concern matters that are inherently uncertain. Accordingly, actual amounts and results could differ from these estimates made by management. The accounting policies that we believe are critical are property and equipment, impairment of long-lived assets, revenue recognition, insurance accruals, and income taxes.

         Property and Equipment. Property and equipment are stated at cost with depreciation calculated using the straight-line method over the estimated useful lives of the assets. We expense our maintenance and repairs costs as incurred. We estimate the useful lives of our assets are between three and fifteen years.

         Impairment of Long-Lived Assets. We assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such indicators include changes in our business plans, a change in the physical condition of a long-lived asset or the extent or manner in which it is being used, or a severe or sustained downturn in the oil and gas industry. If a review of our long-lived assets indicates that the carrying value of certain of these assets is more than the estimated undiscounted cash flows, a write-down of the assets to their estimated fair market value must be made. The estimated fair market value is the amount at which an asset could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best estimate of fair market value, however, quoted market prices will generally not be available. As a result, fair value must be determined based upon other valuation techniques. This could include appraisals or present value calculations. The calculation of undiscounted future net cash flows and fair market value is based on estimates and projections.

         During the fourth quarter of 2002, we recorded a pre-tax non-cash asset impairment charge of $3.5 million in accordance with SFAS 144. After review of our rigs held for future refurbishment, we no longer intend to return five of those rigs to service, but will instead use their component parts as spare equipment inventory. This decision was made based upon the physical condition of the five rigs and the estimated cost of refurbishment. As such, we recorded the charge to write the rigs down to their fair market value and revised the number of drilling rigs in our fleet from 121 to 116, including one non-owned rig that we operate for a third party. The fair market value was based on an appraisal obtained from a third party appraiser. The after tax effect of this impairment charge was $.01 per diluted share.

         Revenue Recognition. Revenue from daywork and footage contracts is recognized when earned as services are performed under the provisions of the contract. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date and estimated total contract costs. Provision for anticipated losses, if any, on uncompleted contracts is made at the time our estimated costs exceed the contract revenue.

         Insurance Accruals. We maintain insurance coverage related to workers' compensation and general liability claims up to $1.0 million per occurrence with an aggregate of $2.0 million under general liability. These policies include deductibles of $250,000 per occurrence. In addition, we are self-insured for our employee health plan but purchase stop-loss coverage in order to limit our exposure to a maximum of $175,000 per occurrence under the plan. If losses should exceed the workers' compensation and general liability policy amounts, we have excess liability coverage up to a maximum of $75.0 million with deductibles per occurrence of either $10,000 or $50,000. The provision for losses incurred within the deductible and stop-loss amounts involves estimates by management and we base these estimates on our historical claims experience.

         Income Taxes. Our deferred tax assets consist primarily of net operating loss carryforwards ("NOL's") which expire from 2010 to 2022. Deferred tax assets must be assessed based upon the likelihood of recoverability from future taxable income and to the extent that recovery is not likely, a valuation allowance is established. At December 31, 2002, we do not have a valuation allowance as we believe that it is more likely than not that we will be able to generate future taxable income sufficient to recover our deferred tax assets. Our business, however, is extremely cyclical and is highly sensitive to changes in oil and natural gas prices and demand for our services and there can be no assurances that future economic or financial developments will not impact our ability to recover our deferred tax assets.

         In addition, we have $26.5 million in permanent differences which relate to differences between the financial accounting and tax basis of acquired assets. The permanent difference will be reduced as the assets are depreciated for financial accounting purposes on a straight-line basis over the next 10 years. As the amortization of these permanent differences is a fixed amount, our effective tax rate varies widely based upon the current level of income or loss. See Footnote 3 in the notes to the consolidated financial statements for a reconciliation of our statutory to effective tax rate.

Financial Results

         Our net loss for 2002 was $21.5 million compared with net income of $68.5 million for 2001. Revenue for 2002 was $250.3 million compared with $433.7 million for the year 2001. For the fourth quarter of 2002 our net loss was $9.1 million and revenues were $61.4 million. This compares to net income of $9.0 million and revenues of $89.6 million in the fourth quarter of 2001.

         Our operating margin for the fourth quarter of 2002 was $2,194 per rig day, compared to the third quarter 2002 operating margin of $2,225 per rig day and fourth quarter 2001 operating margin of $5,337 per rig day. Our operating margins for the years ended December 31, 2002 and 2001 were $2,674 per rig day and $5,963 per rig day, respectively.

Financial Outlook

         Based on currently anticipated levels of activity and dayrates, we expect to generate an operating margin of approximately $1,300 per rig day for the first quarter of 2003. This operating margin level should generate earnings before interest, income taxes, depreciation and amortization ("EBITDA") of approximately $4.1 million. Net loss per share is expected to be approximately $.05 on a diluted basis, assuming an annual tax benefit rate of between 30% and 34%. We expect depreciation expense of approximately $11.9 million for the first quarter of 2003. We project capital expenditures for 2003 to be between $23.0 million and $26.0 million subject to the actual level of rig activity. These projections are forward-looking statements and while we believe our estimates are reasonable, we can give no assurance that such expectations will prove to be correct. See Item 1. Business-Forward-Looking Statements for important factors that could cause actual results to be differ materially from our expectations.

FINANCIAL CONDITION AND LIQUIDITY

         The following table summarizes our financial position as of December 31, 2002 and December 31, 2001.

                                           December 31, 2002                December 31, 2001
                                        ----------------------           ----------------------
                                                            (In thousands)

                                          Amount           %               Amount           %
                                        -----------      -----           -----------      -----
Working capital                         $   114,353         21           $   113,163         20
Property and equipment, net                 420,791         78               448,660         79
Other noncurrent assets                       4,668          1                 5,744          1
                                        -----------      -----           -----------      -----
         Total                          $   539,812        100           $   567,567        100
                                        ===========      =====            ==========      =====

Long-term debt                          $   249,613         46           $   250,695         44
Other long-term liabilities                  64,941         12                71,575         13
Shareholders' equity                        225,258         42               245,297         43
                                        -----------      -----           -----------      -----
         Total                          $   539,812        100           $   567,567        100
                                        ===========      =====           ===========      =====

         The significant changes in our financial position from December 31, 2001 to December 31, 2002 are the decreases in net property and equipment of $27.9 million, other long-term liabilities of $6.6 million, and shareholders' equity of $20.0 million.

         The decrease in net property and equipment is due primarily to $46.6 million of depreciation expense and the $3.5 million pre-tax non-cash asset impairment charge partially offset by capital expenditures of $22.5 million. Other long-term liabilities decreased due to lower deferred tax liabilities of $6.6 million as a result of a net loss of $21.5 million in 2002. Shareholders' equity also decreased due to the net loss in 2002 slightly offset by stock option exercises.

Senior Notes

         In June 1997 and May 1998, we concluded public offerings of $175.0 million and $75.0 million, respectively, in principal amount of senior notes. The senior notes ("Notes") bear interest at 8 7/8% per annum and mature July 1, 2007. The Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are immaterial.

         We have the option to redeem the Notes in whole or in part during the twelve months beginning July 1, 2002 at 104.4375%, beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at 101.4792% and beginning July 1, 2005 and thereafter at 100.0000% together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the indentures, each holder of the Notes will have the right to require us to repurchase all or any part of such holder's Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. We may also, from time-to-time, seek to retire the Notes through open market purchases and privately-negotiated transactions.

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

         We owe a total of $250.0 million in principal amount under our senior notes. While the principal is not due until 2007, semi-annual interest payments of approximately $11.1 million are due on January 1 and July 1 of each year. For the year ended December 31, 2002, our operating activities provided cash, while our investing and financing activities consumed cash. To the extent we are unable to generate cash flow sufficient to pay debt service and meet our other cash needs, including capital expenditures, we would be required to use our cash on hand. At February 28, 2003, our cash balance was $100.9 million.

CIT Facility

         We have a $75.0 million credit facility with the CIT Group/Business Credit, Inc. ("CIT Facility") which expires during January 2006. The CIT Facility provides us with the ability to borrow up to the lesser of $75.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of United States of America. At December 31, 2002, the orderly liquidation value was greater than $75.0 million. The CIT Facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon our debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. We recently amended the CIT Facility to increase the availability of letters of credit from $10.0 million to $20.0 million. This was done to enable us to issue additional letters of credit for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts. See Item 1 - "Business Insurance." We are required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum. Outstanding letters of credit reduce the amount available for borrowing under the CIT Facility.

         The CIT Facility contains certain affirmative and negative covenants and we are in compliance with these covenants. Substantially all of our assets, including our drilling equipment, are pledged as collateral under the CIT Facility and it is also secured by our guarantees and certain of our wholly-owned subsidiaries guarantees. We, however, retain the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside the contiguous 48 states of the United States of America. We currently have no outstanding balance under the CIT facility and had $7.4 million of undrawn letters of credit outstanding at December 31, 2002.

         Under the CIT Facility the lender's commitments of $75.0 million will be reduced by the amount of net cash proceeds received by us or our subsidiaries from sales or other dispositions of collateral in excess of $1.0 million individually or $2.0 million in the aggregate in any 12 month period (other than sales or other dispositions of certain types of inventory, rigs identified in the CIT Facility as equipment held for sale and up to $75.0 million of rigs and accessories). In addition, mandatory prepayments would be required upon:

         - the receipt of net proceeds received by us or our subsidiaries from the incurrence of certain other debt or sales of debt or equity securities in a public offering or private placement, or;

         - the receipt of net cash proceeds by us or our subsidiaries from asset sales (including proceeds from sale of rigs identified in the credit agreement as equipment held for sale, but excluding proceeds from dispositions of inventory in the ordinary course of business, and sales of up to $75.0 million of rigs and rig accessories) or;

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

         -        judgments in excess of $350,000; or

         - a change in control which means that we cease to own 100% of our two principal subsidiaries, some person or group has either acquired beneficial ownership of 30% or more of the Company or obtained the power to elect a majority of our board of directors, or our board of directors ceases to consist of a majority of "continuing directors" (all defined by the CIT facility).

Certain Contractual Commitments

         The following table summarizes our contractual cash obligations and related payments due by period at December 31, 2002 (amounts in thousands):

                                                            Payments Due by Period (1)
                                      -----------------------------------------------------------------------------
                                                        Less than           1-3            4-5            After 5
Contractual Obligation                   Total            1 year           years          years            years
----------------------                -----------      -----------      -----------     ----------      -----------
Senior notes(2)
     Principal                        $   250,000      $         -      $         -     $  250,000      $         -
     Interest                             110,937           22,187           44,375         44,375                -
Operating leases                            1,270              627              643              -                -
                                      -----------      -----------      -----------     ----------      -----------
Total contractual cash obligations    $   362,207      $    22,814      $    45,018     $  294,375      $         -
                                      ===========      ===========      ===========     ==========      ===========

---------------------------

(1) Assumes no acceleration of maturity dates due to redemption or to breach of, or default under, the terms of the applicable contractual obligation.

(2) See "Senior Notes" above, for information relating to certain financial ratio covenants and certain other covenants the breach of which could cause a default under, and acceleration of the maturity date of, the senior notes.

         Our CIT Facility provides up to $20.0 million for the issuance of letters of credit. If letters of credit which we cause to be issued are drawn upon by the holders of those letters of credit, then we will become obligated to repay those amounts along with any accrued interest and fees. Letters of credit issued reduce the amount available for borrowing under the CIT Facility and, as a result, we had $67.6 million available at December 31, 2002. The following table illustrates the undrawn outstanding letters of credit at December 31, 2002 and the potential maturities if drawn upon by the holders (amounts in thousands):

                                                            Payments Due by Period (1)
                                      -----------------------------------------------------------------------------
       Potential                         Total         Less than           1-3             4-5            Over 5
Contractual Obligation                 Committed         1 year           years           years            years
----------------------                -----------     -----------      -----------     -----------      -----------
Standby letters of credit             $     7,407      $     7,407      $         -     $        -      $         -
                                      -----------      -----------      -----------     ----------      -----------
Total contractual obligation          $     7,407      $     7,407      $         -     $        -      $         -
                                      ===========      ===========      ===========     ==========      ===========

---------------------------
(1) Assumes no acceleration of maturity dates due to breach of, or default under, the potential contractual obligation.


Cash Flow

         The net cash provided by or used in our operating, investing and financing activities is summarized below (amounts in thousands):

                                                                     Years Ended December 31,
                                                       ------------------------------------------------------
                                                          2002                  2001                  2000
                                                       -----------           -----------           ----------
Net cash provided by (used in):
    Operating activities                               $    36,317           $   148,226           $   16,310
    Investing activities                                   (21,947)             (101,123)             (38,536)
    Financing activities                                    (1,138)                  491               53,793
                                                       ------------          -----------           ----------
Net increase (decrease) in cash:                       $    13,232           $    47,594           $   31,567
                                                       ===========           ===========           ==========

         Our cash flows from operating activities are affected by a number of factors including the number of rigs under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow generated from operating activities during the year ended December 31, 2002 was $23.3 million (before changes in operating assets and liabilities) compared to cash generated from operating activities during the year ended December 31, 2001 of $150.5 million (before changes in operating assets and liabilities). This change is principally due to a 35% decrease in operating days and a 55% decrease in our per rig day operating margins between the two periods. Our cash flows from operating activities were also impacted by changes in operating assets and liabilities which provided $13.0 million and used $2.3 million in cash flow for the years ended December 31, 2002 and 2001, respectively. Generally, during times of increasing demand our changes in working capital will result in the use of cash flows due primarily to the build-up of accounts receivable.

         Our cash flow generated from operating activities during the year ended December 31, 2001 was $150.5 million (before changes in operating assets and liabilities) compared to cash generated in operating activities during the year ended December 31, 2000 of $27.2 million (before changes in operating assets and liabilities). This change is principally due to an 18% increase in operating days and a 177% increase in our per rig day operating margins between the two periods. Our cash flows from operating activities were also impacted by changes in operating assets and liabilities which used $2.3 million and $10.9 million in cash flow for the years ended December 31, 2001 and 2000, respectively.

         Cash flow used in investing activities for the year ended December 31, 2002 primarily consisted of $22.3 million of capital expenditures for sustaining our rigs, the acquisition of one additional top drive, and other capital items. Our cash flow used in investing activities for the year ended December 31, 2001 primarily consisted of $103.0 million of capital expenditures for reactivating rigs, acquisition of drill pipe, drill collars and top drives, and other capital items. Cash flow used in investing activities for the year ended December 31, 2000, primarily consisted of $38.6 million of capital expenditures for reactivating rigs, acquisition of top drives, and other capital items.

         Cash flow used by financing activities for the year ended December 31, 2002 consisted principally of $1.8 million for repayment of long-term lease obligations, partially offset by $686,000 from stock option exercises. Cash flow provided by financing activities for the year ended December 31, 2001 consisted principally of $1.7 million from stock option exercises, partially offset by $911,000 for repayment of long-term lease obligations. Cash flow provided by financing activities for the year ended December 31, 2000 primarily consisted of net proceeds of $51.6 million and $3.2 million from the sale of common stock and from stock option exercises, respectively, partially offset by $1.1 million repayment of long-term lease obligations.

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

         In accordance with Emerging Issues Task Force Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," we have revised the presentation of reimbursements received for certain expenses in the periods presented. These reimbursements are now included in contract drilling revenues on the consolidated statement of operations versus previously being recorded net of the incurred expenses in drilling operations expenses. This reclassification had no effect on net income or cash flows.

         The following tables highlight rig days worked, contract drilling revenues and drilling operating expenses for our daywork and turnkey operations for the years ended December 31, 2002, 2001 and 2000.

                                                     For the Year Ended December 31, 2002
                                          ---------------------------------------------------------
                                             Daywork              Turnkey
                                            Operations           Operations(2)            Total
                                          -------------          ----------           -------------
                                          (Dollars in thousands, except averages per rig day worked)
Rig days worked                                  18,248                 1,832                20,080

Contract drilling revenue                 $     197,594         $      52,666         $     250,260
Drilling operating expenses(1)                  154,458                42,112               196,570
                                          -------------         -------------         -------------
Operating margin (loss)                   $      43,136         $      10,554         $      53,690
                                          =============         =============         =============

Averages per rig day worked:
     Contract drilling revenue            $      10,828         $      28,748         $      12,463
     Drilling operating expenses                  8,464                22,988                 9,789
                                          -------------         -------------         -------------
     Operating margin (loss)              $       2,364         $       5,760         $       2,674
                                          =============         =============         =============

                                                     For the Year Ended December 31, 2001
                                          ---------------------------------------------------------
                                             Daywork               Turnkey
                                            Operations           Operations(2)            Total
                                          -------------          ----------           -------------
                                          (Dollars in thousands, except averages per rig day worked)
Rig days worked                                  28,766                 2,158                30,924

Contract drilling revenue                 $     376,222         $      57,517         $     433,739
Drilling operating expenses(1)                  208,966                40,362               249,328
                                          -------------         -------------         -------------
Operating margin (loss)                   $     167,256         $      17,155         $     184,411
                                          =============         =============         =============

Averages per rig day worked:
     Contract drilling revenue            $      13,079         $      26,657         $      14,026
     Drilling operating expenses                  7,265                18,707                 8,063
                                          -------------         -------------         -------------
     Operating margin (loss)              $       5,814         $       7,950         $       5,963
                                          =============         =============         =============

                                                     For the Year Ended December 31, 2000
                                          ---------------------------------------------------------
                                             Daywork              Turnkey
                                            Operations           Operations(2)            Total
                                          -------------          ----------           -------------
                                          (Dollars in thousands, except averages per rig day worked)
Rig days worked                                  21,533                 4,574                26,107

Contract drilling revenue                 $     194,832         $      81,926         $     276,758
Drilling operating expenses(1)                  149,315                71,398               220,713
                                          -------------         -------------         -------------
Operating margin (loss)                   $      45,517         $      10,528         $      56,045
                                          =============         =============         =============

Averages per rig day worked:
     Contract drilling revenue            $       9,048         $      17,911         $      10,601
     Drilling operating expenses                  6,930                15,610                 8,451
                                          -------------         -------------         -------------
     Operating margin (loss)              $       2,118         $       2,301         $       2,150
                                          =============         =============         =============

---------------------------
(1) Drilling operating expenses exclude depreciation, and general and administrative expenses.

(2) Turnkey operations include the results from turnkey and footage contracts.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2002 AND 2001

         Contract drilling revenue decreased approximately $183.5 million, or 42%, to $250.3 million for the year ended December 31, 2002, from $433.7 million for the year ended December 31, 2001. The decrease is due to a decrease in total rig days worked of 10,844 days, or 35%, and a decrease in the total average revenue per rig day of $1,563, or 11% due to the downturn in drilling activity. The decrease in the total rig days worked consists of 10,518 fewer rig days under daywork contracts and 326 fewer rig days under turnkey contracts. The decline in the total average revenue per day was due to the decrease in the daywork average revenue per rig day. This was the result of lower dayrates and rigs rolling off higher rate term contracts onto lower rate spot market contracts. Turnkey average revenue per rig day was higher due to the location and complexity of the wells drilled during 2002 when compared to the same period in 2001.

         Total drilling operating expenses decreased by approximately $52.8 million, or 21% to $196.6 million for the year ended December 31, 2002, as compared to $249.3 million for the year ended December 31, 2001. The decrease is a result of the decreased level of activity from daywork operations.

         Drilling operating expenses on a per rig day basis increased overall principally due to a wage increase of 12% effective June 1, 2001, the retention of our experienced toolpushers and drillers during the downturn, the cost of cold-stacking rigs, and overhead and other fixed costs being spread over less days. Turnkey expenses were also higher due to the greater overall depth and complexity of turnkey wells drilled.

         Depreciation expense increased by $5.2 million, or 12%, to $46.6 million for the year ended December 31, 2002 compared to $41.4 million for the year ended December 31, 2001. The increase is primarily due to additional depreciation attributable to equipment purchased and placed into service during 2001 and 2002.

         General and administrative expenses increased by $1.4 million, or 14%, to $11.3 million for the year ended December 31, 2002 compared to $9.9 million for the year ended December 31, 2001. This increase is due primarily to $330,000 for severance costs and $515,000 of non-cash compensation expense related to stock options as a result of the termination of employment of an officer in the first quarter of 2002. Also contributing to the increase are higher insurance costs and higher professional fees.

         The difference in interest expense for the years ended December 31, 2002 and 2001 is negligible as the average outstanding debt balance was virtually the same and the largest component of our debt structure is our Senior Notes which carry interest at a fixed rate.

         Interest income decreased by $709,000, or 29%, to $1.7 million for the year ended December 31, 2002, from $2.4 million for the year ended December 31, 2001 due to lower interest rates in 2002 partially offset by higher cash balances. Cash balances were higher in 2002 as a result of an overall build in cash due to higher drilling activity and dayrates throughout 2001.

         Net other income (expense) increased by $574,000 to income of $128,000 for the year ended December 31, 2002 from expense of $446,000 for the same period of 2001. The expense in 2001 related to the realization of $454,000 in previously unrealized foreign currency translation losses as a result of moving our Venezuela rigs to the United States.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2001 AND 2000

         Contract drilling revenue increased approximately $156.9 million, or 57%, to $433.7 million for the year ended December 31, 2001, from $276.8 million for the year ended December 31, 2000. The increase is due to an increase in total rig days worked of 4,817 days, or 18%, and an increase in the total average revenue per rig day of $3,425, or 32%. The increase in the total days worked is the result of a 34% increase in daywork drilling activity partially offset by a 53% decrease in turnkey drilling activity. The increase in the total average revenue per rig day is due to higher dayrates received from both daywork and turnkey operations.

         Drilling operating expenses increased by approximately $28.6 million, or 13%, to $249.3 million for the year ended December 31, 2001, as compared to $220.7 million for the year ended December 31, 2000. The increase is the direct result of the overall increased level of activity from daywork operations and increases in wages partially offset by a decreased level of activity from turnkey operations discussed above. Operating expenses on a per rig day basis, however, decreased due to overhead items being spread over more days worked and a decrease in the percentage of turnkey days worked to total days worked from 18% in 2000 to 7% in 2001. The decrease in operating expenses on a per rig day basis was partially offset by wage increases of 5% on July 1, 2000, 14% on August 31, 2000, and 12% on June 1, 2001.

         Depreciation expense increased by $4.7 million, or 13%, to $41.4 million for the year ended December 31, 2001 compared to $36.8 million for the year ended December 31, 2000. The increase is primarily due to additional depreciation attributable to equipment purchased and placed in service during the year ended December 31, 2001.

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

         Net other income (expense) decreased by $416,000 to expense of $446,000 for the year ended December 31, 2001 from expense of $30,000 for the same period of 2000 due primarily to the realization of $454,000 in previously unrealized foreign currency translation losses as a result of moving our Venezuela rigs to the United States.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report..................................................................................  28

Consolidated Balance Sheets as of December 31, 2002 and 2001..................................................  29

Consolidated Statements of Operations for the Years
         Ended December 31, 2002, 2001, and 2000..............................................................  30

Consolidated Statements of Shareholders' Equity and Comprehensive Income
         for the Years Ended December 31, 2002, 2001, and 2000................................................  31

Consolidated Statements of Cash Flows for the Years
         Ended December 31, 2002, 2001, and 2000..............................................................  32

Notes to Consolidated Financial Statements....................................................................  33

Financial Statement Schedule:
          Schedule II - Valuation and Qualifying Accounts.....................................................  43

Schedules other than those listed above are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Grey Wolf, Inc.:

         We have audited the accompanying consolidated balance sheets of Grey Wolf, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grey Wolf, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                    KPMG LLP

Houston, Texas
February 3, 2003

                        GREY WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                                      December 31,
                                                                             ------------------------------
                                                                                 2002              2001
                                                                             -----------        -----------
                                          ASSETS
Current assets:
    Cash and cash equivalents                                                $   113,899        $   100,667
    Restricted cash - insurance deposits                                             784                884
    Accounts receivable, net of allowance
       of $2,500 and $1,800, respectively                                         47,034             67,574
    Prepaids and other current assets                                              3,447              1,942
                                                                             -----------        -----------
       Total current assets                                                      165,164            171,067
                                                                             -----------        -----------

Property and equipment:
    Land, buildings and improvements                                               5,424              5,137
    Drilling equipment                                                           704,734            703,076
    Furniture and fixtures                                                         3,185              2,978
                                                                             -----------        -----------
       Total property and equipment                                              713,343            711,191
    Less: accumulated depreciation                                              (292,552)          (262,531)
                                                                             -----------        -----------
       Net property and equipment                                                420,791            448,660

Other noncurrent assets                                                            4,668              5,744
                                                                             -----------        -----------
                                                                             $   590,623        $   625,471
                                                                             ===========        ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                     $         -        $       543
    Accounts payable - trade                                                      19,460             21,365
    Accrued workers' compensation                                                  4,947              4,595
    Payroll and related employee costs                                             6,685              7,654
    Accrued interest payable                                                      11,160             11,228
    Other accrued liabilities                                                      8,559             12,519
                                                                             -----------        -----------
       Total current liabilities                                                  50,811             57,904
                                                                             -----------        -----------

Senior notes                                                                     249,613            249,526
Long-term debt, net of current maturities                                              -              1,169
Other long-term liabilities                                                        4,789              4,868
Deferred income taxes                                                             60,152             66,707

Commitments and contingent liabilities                                                 -                  -

Shareholders' equity:
    Series B Junior Participating Preferred stock,
        $1 par value; 250,000 shares authorized, none outstanding                      -                  -
    Common stock, $.10 par value; 300,000,000 shares
       authorized; 181,037,811 and 180,726,061 issued and
       outstanding, respectively                                                  18,104             18,073
    Additional paid-in capital                                                   329,712            328,306
    Accumulated deficit                                                         (122,558)          (101,082)
                                                                             -----------        -----------
          Total shareholders' equity                                             225,258            245,297
                                                                             -----------        -----------

                                                                             $   590,623        $   625,471
                                                                             ===========        ===========

           See accompanying notes to consolidated financial statements

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                             Years Ended December 31,
                                                                 -------------------------------------------------
                                                                     2002              2001              2000
                                                                 ------------      ------------     --------------
Revenues:
    Contract drilling                                            $    250,260      $    433,739     $      276,758

Costs and expenses:
    Drilling operations                                               196,570           249,328            220,713
    Depreciation                                                       46,601            41,425             36,768
    Provision for asset impairment                                      3,540                 -                  -
    General and administrative                                         11,300             9,932              8,131
                                                                 ------------      ------------     --------------
          Total costs and expenses                                    258,011           300,685            265,612
                                                                 ------------      ------------     --------------

Operating income (loss)                                                (7,751)          133,054             11,146

Other income (expense):
    Interest expense                                                  (23,928)          (24,091)           (23,936)
    Interest income                                                     1,732             2,441              3,090
    Gain on sale of assets                                                126               348                 69
    Other, net                                                            128              (446)               (30)
                                                                 ------------      ------------     --------------
          Other income (expense), net                                 (21,942)          (21,748)           (20,807)
                                                                 ------------      ------------     --------------

Income (loss) before income taxes                                     (29,693)          111,306             (9,661)

Income tax expense (benefit)
    Current                                                            (1,871)            2,977                  -
    Deferred                                                           (6,346)           39,876             (1,138)
                                                                 ------------      ------------     --------------
          Total income tax expense (benefit)                           (8,217)           42,853             (1,138)
                                                                 ------------      ------------     --------------

Net income (loss)                                                $    (21,476)     $     68,453     $       (8,523)
                                                                 ============      ============     ==============

Basic and diluted net income (loss) per common share             $       (.12)     $        .38     $         (.05)
                                                                 ============      ============     ==============

Basic weighted average common shares outstanding                      180,936           180,502            175,866
                                                                 ============      ============     ==============

Diluted weighted average common shares outstanding                    180,936           182,447            175,866
                                                                 ============      ============     ==============

           See accompanying notes to consolidated financial statements

                        GREY WOLF, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                     Series B
                                      Junior
                                   Participating
                                     Preferred                   Common                                   Cumulative
                                       Stock                     Stock         Additional                Comprehensive
                                      $1 par        Common      $.10 par        Paid-in                     Income
                                       Value        Shares        Value         Capital      Deficit      Adjustments       Total
                                   --------------  ---------   ----------    ------------   ---------    -------------      -----
Balance, December 31, 1999                 -        165,167    $  16,516     $  270,527     $ (161,012)    $    (454)    $  125,577

    Issuance of common stock               -         13,000        1,300         50,334              -             -         51,634

    Exercise of stock options              -          1,714          172          3,047              -             -          3,219

    Tax benefit of stock
       option exercises                    -              -            -          1,509              -             -          1,509

    Comprehensive net loss                 -              -            -              -         (8,523)            -         (8,523)
                                     -------       --------    ---------     ----------     ----------     ---------     ----------

Balance, December 31, 2000                 -        179,881       17,988        325,417       (169,535)         (454)       173,416

    Exercise of stock options              -            845           85          1,597              -             -          1,682

    Tax benefit of stock
       option exercises                    -              -            -          1,292              -             -          1,292

    Cumulative foreign
       translation losses                  -              -            -              -              -           454            454
    Net income                             -              -            -              -         68,453             -         68,453
                                     -------       --------    ---------     ----------     ----------     ---------     ----------
    Comprehensive net income               -              -            -              -         68,453           454         68,907
                                     -------       --------    ---------     ----------     ----------     ---------     ----------

Balance, December 31, 2001                 -        180,726       18,073        328,306       (101,082)            -        245,297

    Exercise of stock options              -            312           31            655              -             -            686

    Non-cash compensation
       expense                             -              -            -            542              -             -            542

    Tax benefit of stock
       option exercises                    -              -            -            209              -             -            209

    Comprehensive net loss                 -              -            -              -        (21,476)            -        (21,476)
                                     -------       --------    ---------     ----------     ----------     ---------     ----------

Balance, December 31, 2002                 -        181,038    $  18,104     $  329,712     $ (122,558)    $       -     $  225,258
                                     =======       ========    =========     ==========     ==========     =========     ==========

           See accompanying notes to consolidated financial statements

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                             Years Ended December 31,
                                                                 -----------------------------------------------
                                                                     2002              2001              2000
                                                                 ------------      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                            $    (21,476)     $     68,453     $     (8,523)
    Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
       Depreciation                                                    46,601            41,425           36,768
       Provision for asset impairment                                   3,540                 -                -
       Non-cash compensation expense                                      542                 -                -
       Provision for doubtful accounts                                    700               695               92
       Gain on sale of assets                                            (126)             (348)             (69)
       Foreign exchange loss                                             (128)              446               30
       Deferred income taxes                                           (6,555)           38,584           (2,647)
    Tax benefit of stock options exercises                                209             1,292            1,509
    (Increase) decrease in restricted cash                                100               (25)             (97)
    (Increase) decrease in accounts receivable                         19,840            (6,540)         (24,819)
    (Increase) decrease in other current assets                        (1,691)            1,248             (816)
    Increase (decrease) in accounts payable trade                      (1,590)           (4,586)           3,714
    Increase (decrease) in accrued workers' compensation                  352              (210)           1,733
    Increase (decrease) in other current liabilities                   (4,997)            3,888            8,340
    Increase (decrease) in other                                          996             3,904            1,095
                                                                 ------------      ------------     ------------
       Cash provided by operating activities                           36,317           148,226           16,310
                                                                 ------------      ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and equipment additions                                  (22,335)         (102,950)         (38,612)
    Proceeds from sales of equipment                                      388             1,827               76
                                                                 ------------      ------------     ------------
       Cash used in investing activities                              (21,947)         (101,123)         (38,536)
                                                                 ------------      ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt                                       (1,824)             (911)          (1,060)
    Financing costs                                                         -              (280)               -
    Issuance of common stock                                                -                 -           51,634
    Proceeds from exercise of stock options                               686             1,682            3,219
                                                                 ------------      ------------     ------------
          Cash provided by (used in)  financing activities             (1,138)              491           53,793
                                                                 ------------      ------------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              13,232            47,594           31,567
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          100,667            53,073           21,506
                                                                 ------------      ------------     ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $    113,899      $    100,667     $     53,073
                                                                 ============      ============     ============
SUPPLEMENTAL CASH FLOW DISCLOSURE
CASH PAID FOR INTEREST:                                          $     22,817      $     22,750     $     22,667
                                                                 ============      ============     ============
CASH PAID FOR (REFUND OF) TAXES:                                 $     (1,822)     $      3,019     $          -
                                                                 ============      ============     ============

           See accompanying notes to consolidated financial statements

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations. Grey Wolf, Inc. is a Texas corporation formed in 1980. Grey Wolf, Inc. is a holding company with no independent assets or operations but through its subsidiaries is engaged in the business of providing onshore contract drilling services to the oil and gas industry. Grey Wolf, Inc., through its subsidiaries, currently conducts operations in Alabama, Arkansas, Louisiana, Mississippi, New Mexico, Texas and Wyoming. The consolidated financial statements include the accounts of Grey Wolf, Inc. and its majority-owned subsidiaries (the "Company" or "Grey Wolf"). All significant intercompany accounts and transactions are eliminated in consolidation.

         Property and Equipment. Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, between three and fifteen years.

         Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of assets to be held and used is determined by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by an amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the fourth quarter of 2002, we recorded a pretax non-cash asset impairment charge of $3.5 million (See Note 12).

         Revenue Recognition. Revenue from daywork and footage contracts is recognized when earned as services are performed under the provisions of the contract. Revenue from turnkey drilling contracts is recognized as earned using the percentage-of-completion method based upon costs incurred to date and estimated total contract costs. Provision is made currently for anticipated losses, if any, on uncompleted contracts.

         Earnings per Share. Basic earnings per share is based on weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options. The following is a reconciliation of basic and diluted weighted average shares outstanding (in thousands):

                                                2002              2001              2000
                                            ------------      ------------     ------------
Weighted average common shares
    outstanding - basic                          180,936           180,502          175,866

Effect of dilutive securities:
    Options - Treasury Stock Method                    -             1,945                -
                                            ------------      ------------     ------------

Weighted average common shares
    outstanding - diluted                        180,936           182,447          175,866
                                            ============      ============     ============

         The Company incurred net losses for the years ended December 31, 2002 and 2000 and has, therefore, excluded certain securities from the computation of diluted earnings per share as the effect would be anti-dilutive. Securities excluded from the computation of diluted earnings per share for the years ended December 31, 2002 and 2000 were options to purchase 8.7 million shares and 7.3 million shares, respectively. Options to purchase 4.1 million shares for the three months ended December 31, 2001 and September 30, 2001 and 998,500 shares for the three months ended June 30, 2001 and March 31, 2001 were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

         Income Taxes. The Company records deferred tax liabilities utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rates is recognized in income in the period that includes the enactment date. The Company and its domestic subsidiaries file a consolidated federal income tax return.

         Stock-Based Compensation. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans, which are more fully described in Note 5. Accordingly, no compensation cost has been recognized for stock option grants as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the stock option grants been determined on the fair value at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below (amounts in thousands, except per share amounts):

                                                     2002             2001              2000
                                                 -----------      -----------       -----------
Net income (loss), as reported                   $   (21,476)     $    68,453       $    (8,523)
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards, net of related tax effects            (1,880)          (1,116)             (909)
                                                 -----------      -----------       -----------
Pro forma net income (loss)                      $   (23,356)     $    67,337       $    (9,432)
                                                 ===========      ===========       ===========
Income (loss) per share - basic and diluted
    As reported                                  $      (.12)     $       .38       $      (.05)
    Pro forma                                    $      (.13)     $       .37       $      (.05)

         For purposes of determining compensation costs using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The weighted-average fair value per share of stock options granted was $1.80 in 2002 and 2000 and $3.90 in 2001. The key input variables used in valuing the options granted in 2002, 2001 and 2000 were: risk-free interest rate based on five-year Treasury strips of 2.62% in 2002, 4.60% in 2001 and 4.80% in 2000; dividend yield of zero in each year; stock price volatility of 75% for both 2002 and 2001, and 67% in 2000; and expected option lives of five years for each year presented.

         Fair Value of Financial Instruments. The carrying amount of the Company's cash and short-term investments approximates fair value because of the short maturity of those instruments. The carrying amount of the Company's credit facility approximates fair value as the interest is indexed to the prime rate or LIBOR. The fair value of the Senior Notes at December 31, 2002 and 2001 was $252.5 million and $245.0 million, respectively, compared to the carrying value of $250.0 million. Fair value was estimated based on quoted market prices.

         Cash Flow Information. Cash flow statements are prepared using the indirect method. The Company considers all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

         Restricted Cash. Restricted cash consists of investments in interest bearing certificates of deposit totaling $784,000 at December 31, 2002 and $884,000 at December 31, 2001, as collateral for a letter of credit securing insurance deposits. The carrying value of the investments approximates the current market value.

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Comprehensive Income. Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events, other than transactions with its shareholders.

         Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Under this standard, goodwill and other intangible assets having identifiable useful lives are no longer amortized, but are subjected to periodic assessments of impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and because the Company has no goodwill it had no impact on the Company's financial position or results of operations for the year ended December 31, 2002.

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS No. 144 for our fiscal year beginning January 1, 2002 (see Note 12).

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

         Reclassification. In accordance with Emerging Issues Task Force Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," the Company has revised the presentation of reimbursements received for certain expenses in the periods presented. These reimbursements are now included in contract drilling revenues on the income statement versus previously being recorded net of the incurred expenses in drilling operations expenses. This reclassification had no effect on net income or cash flows. In addition, certain balance sheet amounts in 2001 and 2000 have been reclassified to conform to the presentation in 2002.

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

(3)      INCOME TAXES

         The Company and its U.S. subsidiaries file consolidated federal income tax returns. The components of the provision for income taxes consisted of the following (amounts in thousands):

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       2002                2001                2000
                                                   -------------       ------------       -------------
Current
       Federal                                     $      (1,871)      $      1,870       $           -
       State                                                   -              1,107                   -
                                                   -------------       ------------       -------------
                                                   $      (1,871)      $      2,977       $           -
                                                   =============       ============       =============
Deferred
       Federal                                     $      (7,080)      $     38,557       $      (1,366)
       State                                                 734              1,319                 228
                                                   -------------       ------------       -------------
                                                   $      (6,346)      $     39,876       $      (1,138)
                                                   =============       ============       =============

         Deferred income taxes are determined based upon the difference between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes, and net operating loss and tax credit carryforwards. The tax affects of the Company's temporary differences and carryforwards are as follows (amounts in thousands):

                                                                                  December 31,
                                                                       --------------------------------
                                                                           2002                 2001
                                                                       ------------        ------------
Deferred tax assets
       Net operating loss carryforwards                                $     27,008        $     10,549
       Tax credit carryforwards                                                  14               1,885
       Workers compensation accruals                                          3,622               3,345
       Other                                                                  1,229                 187
                                                                       ------------        ------------
                                                                             31,873              15,966
Deferred tax liabilities
       Depreciation                                                          92,025              82,673
                                                                       ------------        ------------

Net deferred tax liability                                             $     60,152        $     66,707
                                                                       ============        ============

         At December 31, 2002 and 2001, the Company had U.S. net operating loss ("NOL") carryforwards of $98.2 million and $51.1 million, respectively, which expire at various times from 2010 through 2022. The NOL carryforwards are subject to annual limitations as a result of the changes in ownership of the Company in 1989, 1994 and 1996. Management believes it is more likely than not that future earnings will be sufficient to permit the Company to realize its deferred tax assets.

         For financial reporting purposes, approximately $21.0 million of the NOL carryforwards was utilized to offset the book versus tax basis differential in the recording of the assets acquired in transactions prior to 1999.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following summarizes the differences between the federal statutory tax rate of 35% (amounts in thousands):

                                                              For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       2002                2001                 2000
                                                   -------------       ------------        ------------
Income tax expense (benefit) at statutory rate     $     (10,393)      $     38,957        $     (3,381)

Increase (decrease) in taxes resulting from:
  Expiration of NOL carryforwards                              -                  -                 830
  Permanent differences, primarily due to
       basis differences in acquired assets                1,707              1,320               1,226
  Foreign (income) loss                                      (12)                95                 250
  State taxes (net)                                          477              1,576                 148
  Other                                                        4                905                (211)
                                                   -------------       -------------       ------------
Income tax expense (benefit)                       $      (8,217)      $     42,853        $     (1,138)
                                                   =============       ============        ============

(4)      LONG-TERM DEBT

         Long-term debt consists of the following (amounts in thousands):

                                                                                  December 31,
                                                                           --------------------------
                                                                              2002            2001
                                                                           -----------    -----------
$250,000 senior notes due July 2007,
   general unsecured senior obligations guaranteed by the
   Company's domestic subsidiaries, bearing interest
   at 8 7/8% per annum payable semiannually                                $   249,613    $   249,526

Capital leases, secured by transportation equipment,
   bearing interest at 10%                                                           -          1,712
                                                                           -----------    -----------
                                                                               249,613        251,238

Less current maturities                                                              -            543
                                                                           -----------    -----------
Long-term debt                                                             $   249,613    $   250,695
                                                                           ===========    ===========

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

         The Company has a $75.0 million credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility") which expires during January 2006. The Company previously incurred $280,000 in financing costs when it amended its credit facility in 2001, which is being amortized over the remaining life of the CIT Facility. The CIT

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Facility provides the Company with the ability to borrow up to the lesser of $75.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. At December 31, 2002, the orderly liquidation value was greater than $75.0 million. The CIT Facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.5%. The Company recently amended the CIT Facility to increase the availability of letters of credit from $10.0 million to $20.0 million. This was done to enable us to issue additional letters of credit for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts. See Item 1 - "Business Insurance." The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

         The CIT Facility contains certain affirmative and negative covenants and the Company is in compliance with these covenants. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility and it is also secured by the Company's guarantees and certain of the Company's wholly-owned subsidiaries guarantees. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside of the contiguous 48 states of the United States of America. The Company currently has no outstanding balance under the CIT facility and had $7.4 million of unddrawn letters of credit outstanding at December 31, 2002.

         The Company had non-cash activities for the years ended December 31, 2002, 2001, and 2000 related to vehicle additions under capital leases. The non-cash amounts excluded from cash used in investing activities and cash provided by financing activities was $199,000, $1.8 million and $663,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

(5)      CAPITAL STOCK AND STOCK OPTION PLANS

         On April 4, 2000, the Company completed an offering of 13,000,000 shares of its common stock which yielded net proceeds to the Company of $51.6 million. The shares were purchased by the underwriter for $4.00 per share and the underwriter advised the Company that the shares were resold to the public at a price of $4.125 per share. The proceeds from the issuance of the shares of common stock, net of offering costs were used to purchase top drive units, for capital expenditures to return some of the Company's rigs to marketed status and for general corporate purposes, including working capital.

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

         The Company's 1982 Stock Option and Long-term Incentive Plan for Key Employees (the "1982 Plan") was canceled in March 1999; however, prior to that date, there were 2,500,000 shares of the Company's common stock reserved for issuance upon the exercise of options. The Company's 1996 Employee Stock Option Plan (the

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

"1996 Plan") reserves 17,000,000 shares of the Company's common stock for issuance upon the exercise of options. At December 31, 2002, options under the 1996 Plan to purchase 8,290,065 shares of common stock were available for grant until July 29, 2006. The exercise price of stock options under the 1982 Plan and the 1996 Plan approximates the fair market value of the stock at the time the option is granted. The Company has 2,025,500 shares outstanding for other Stock Option Agreements between the Company and its' executive officers and directors. A portion of the outstanding options became exercisable upon issuance and the remaining become exercisable in varying increments over three to five-year periods. The options expire on the tenth anniversary of the date of grant.

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

         In March 2002, a triggering event occurred when an officer's employment terminated. As a result, the Company recognized approximately $515,000 of non-cash compensation expense along with approximately $330,000 of severance cost. In addition, the Company recognized approximately $27,000 of non-cash compensation expense during the remainder of 2002. These amounts have been included in general and administrative expenses on the consolidated statement of operations.

         Stock option activity for all stock options issued as of December 31, 2002, 2001 and 2000 was as follows (number of shares in thousands):

                                           2002                       2001                      2000
                                   ---------------------     ---------------------     ---------------------
                                               Weighted                  Weighted                   Weighted
                                                Average                   Average                    Average
                                   No. of      Exercise      No. of      Exercise      No. of       Exercise
                                   Shares       Price        Shares        Price       Shares         Price
                                   ------      --------      ------      ---------     ------      ---------
Outstanding - beginning of
   the year                         7,512      $   2.85       7,318      $    2.25       7,169     $    1.91
   Granted                          2,302          2.88       1,149           6.08       2,031          3.15
   Exercised                         (312)         2.20        (846)          1.99      (1,714)         1.88
   Cancelled                         (781)         3.16        (109)          3.16        (168)         2.44
                                   ------      --------      ------      ---------      ------     ---------
Outstanding - end of year           8,721      $   2.85       7,512      $    2.85       7,318     $    2.25
                                   ======      ========      ======      =========      ======     =========

         The Company had stock options exercisable at December 31, 2002 of 4.0 million with a range of exercise prices from $.69 to $6.37. At December 31, 2001 and 2000, there were 3.2 million stock options exercisable, with a range of exercise prices from $.69 to $4.50, and 2.8 million stock options exercisable from $.69 to $4.38, respectively.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes information about stock options outstanding at December 31, 2002:

                                                        Weighted
                                                         Average        Weighted
                                                        Remaining        Average
                                        Number         Contractual      Exercise
Range of Exercise Prices             Outstanding         Life(1)          Price
------------------------             -----------       -----------      ---------
 $.69 to $1.63                          2,885             4.85          $    1.26
$1.75 to $4.38                          4,806             7.60          $    3.10
$4.44 to $6.37                          1,030             8.07          $    6.15
                                        -----             ----          ---------
                                        8,721             6.75          $    2.85
                                        =====             ====          =========

---------------------------
(1)  Represents weighted average remaining contractual life in years.


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

         Prior to the third quarter of 2001, the Company managed its business as two reportable segments; domestic operations and foreign operations. Late in the first quarter of 1999, the Company suspended all operations in Venezuela but retained the option to begin operations at any time. However, during the second quarter of 2001, the Company moved its five Venezuela rigs to the United States and in the third quarter of 2001 sold three of the five rigs for $1.3 million. This sale resulted in a gain of approximately $602,000. As a result of moving the Venezuela rigs to the United States, the Company realized $454,000 of previously unrealized foreign currency translation losses during the second quarter of 2001.

(7)      RELATED-PARTY TRANSACTIONS

         The Company performed contract drilling services for affiliates of one of the Company's directors. Total revenues recognized from these affiliates during 2002, 2001 and 2000 were $3.4 million, $6.0 million and $2.2 million, respectively. During 2001, the Company also purchased equipment for $119,000 from an affiliate of the Chairman, President and Chief Executive Officer of the Company.

(8)      LEASE COMMITMENTS

         Aggregate minimum lease payments required under noncancellable operating leases having terms greater than one year are as follows as of December 31, 2002: 2003 - $627,000; 2004 - $514,000; 2005 - $129,000; and $0
thereafter.

         Lease expense under operating leases for 2002, 2001 and 2000 were approximately $680,000, $618,000 and $589,000, respectively.

         Capital leases for the Company's field trucks and automobiles are included in long-term debt in 2001 and 2000. There were no outstanding capital lease obligations at December 31, 2002.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)      CONTINGENCIES

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition or results of operations.

(10)     EMPLOYEE BENEFIT PLAN

         The Company has a defined contribution employee benefit plan covering substantially all of its employees. The Company matches 100% of the first 3% of individual employee contributions and 50% of the next 3% of individual employee contributions. Employer matching contributions under the plan totaled $1.3 million, $1.3 million, and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Participants vest in employer matching contributions over a five year period based upon service with the Company.

(11)     CONCENTRATIONS

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

         For the three months ended December 31, 2002, the Company had one customer which represented approximately 11% of total revenue. For the year ended December 31, 2002, the Company also had one customer which represented approximately 11% of total revenue. There were no customers with revenue greater than 10% for the years ended December 31, 2001 and 2000.

(12)     PROVISION FOR ASSET IMPAIRMENT

         During the fourth quarter of 2002, the Company recorded a pre-tax non-cash asset impairment charge of $3.5 million in accordance with SFAS 144. After review of rigs held for future refurbishment, the Company no longer intends to return five of those rigs to service, but will instead use their component parts as spare equipment inventory. This decision was made based upon the physical condition of the five rigs and the estimated cost of refurbishment. As such, an asset impairment charge was recorded to write the rigs down to their fair market value and the number of drilling rigs in our fleet was revised from 121 to 116, including one non-owned rig that we operate for a third party. The fair market value was based on an appraisal obtained from a third party appraiser. The after tax effect of this impairment was $.01 per diluted share.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
`
(13)     QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for years ended December 31, 2002, 2001 and 2000 are set forth below (amounts in thousands, except per share amounts).

                                                                  Quarter Ended
                                            ---------------------------------------------------------
                                                March          June          September      December
                                                2002           2002            2002           2002
                                            -----------     -----------    -----------    -----------
Revenues                                    $    64,912     $    62,854    $    61,118    $    61,376
Gross profit (1)                                 17,264          14,136         11,317         10,973
Operating income (loss)                           2,655            (170)        (3,014)        (7,222)
Loss before income taxes                         (2,756)         (5,544)        (8,626)       (12,767)
Net loss                                         (2,177)         (4,048)        (6,131)        (9,120)
Net loss per common share
     - basic and diluted                           (.01)           (.02)          (.03)          (.05)

                                                                  Quarter Ended
                                            ---------------------------------------------------------
                                                March          June          September      December
                                                2001           2001            2001           2001
                                            -----------     -----------    -----------    -----------
Revenues                                    $   101,136     $   114,967    $   128,030    $    89,606
Gross profit (1)                                 39,624          53,008         58,481         33,993
Operating income                                 27,534          40,381         45,559         19,580
Income before income taxes                       22,270          34,553         40,268         14,215
Net income                                       13,362          20,732         25,378          8,981
Net income per common share
     - basic and diluted                            .07             .11            .14            .05

                                                                  Quarter Ended
                                            ---------------------------------------------------------
                                                March          June          September      December
                                                2000           2000            2000           2000
                                            -----------     -----------    -----------    -----------
Revenues                                    $    59,862     $    56,156    $    75,462    $    85,278
Gross profit (1)                                  8,674           8,589         13,693         25,181
Operating income (loss)                          (2,069)         (2,376)         2,369         13,222
Income (loss) before income taxes                (7,788)         (7,435)        (2,655)         8,217
Net income (loss)                                (5,692)         (5,472)        (2,331)         4,972
Net income (loss) per common share
     - basic and diluted                           (.03)           (.03)          (.01)           .03

---------------------------
(1) Gross profit is computed as consolidated revenues less operating expenses (which excludes expenses for depreciation and general and administrative.

                                                                     SCHEDULE II

                        GREY WOLF, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                     Balance at      Additions      Collections    Balance at
                                                     Beginning       Charged to        and           End
                                                     of Period       Allowance      Write-Offs     of Period
                                                     ----------      ----------     -----------    ----------
Year Ended December 31, 2000
     Allowance for doubtful accounts receivable      $   1,708       $     92       $       -      $   1,800
                                                     =========       ========       =========      =========

Year Ended December 31, 2001
     Allowance for doubtful accounts receivable      $   1,800       $    695       $    (695)     $   1,800
                                                     =========       ========       =========      =========

Year Ended December 31, 2002
     Allowance for doubtful accounts receivable      $   1,800       $    700       $       -      $   2,500
                                                     =========       ========       =========      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item as to our directors and executive officers is hereby incorporated by reference to such information appearing under the captions "Directors" and "Executive Officers" in our definitive proxy statement for our 2003 Annual Meeting of Shareholders and is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item as to the compensation of our management is hereby incorporated by reference to such information appearing under the caption "Executive Compensation" in our definitive proxy statement for our 2003 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS' MATTERS

         The information required by this item as to the ownership by our management and others of our securities is hereby incorporated by reference to such information appearing under the caption "Nominees for Director", "Ownership by Management and Certain Shareholders" and "Executive Compensation Plans" in our definitive proxy statement for our 2003 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item as to certain business relationships and transactions with our management and other parties related to us is hereby incorporated by reference to such information appearing under the caption "Certain Transactions" in our definitive proxy statement for our 2003 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

         Within 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1. AND 2. FINANCIAL STATEMENTS AND SCHEDULE

         The consolidated financial statements and supplemental schedule of Grey Wolf, Inc. and Subsidiaries are included in Part II, Item 8 and are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule therein.

         3.  EXHIBITS

Exhibit No.            Documents
----------             ---------
    3.1         --     Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to
                       Form 10-Q dated May 12, 1999).

    3.2         --     By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated
                       March 23, 1999).

    4.1         --     Form of Trust Indenture, dated June 27, 1997, relating to the senior notes due 2007 of the Company and Texas
                       Commerce Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the
                       Company's Registration Statement on Form S-3 No. 333-26519 filed June 24, 1997).

    4.2         --     Supplemental Indenture (to the Trust Indenture dated June 27, 1997), dated as of March 31, 1998, among the
                       Company, the New Guarantor, the Existing Guarantors, and Chase Bank of Texas National Association, as
                       Trustee. (incorporated herein by reference to Exhibit 4.5 to Form 8-K filed May 21, 1998).

    4.3         --     Second Supplemental Indenture (to the Trust Indenture dated June 27, 1997), dated as of May 8, 1998, by and among the Company, the Guarantors, and Chase Bank of Texas, National Association, as Trustee (incorporated herein by reference to Exhibit 4.5 to Form 8-K filed May 21, 1998).

    4.4         --     Third Supplemental Indenture (to the Trust Indenture dated June 27, 1997), dated as of January 4, 1999, among the Company, the New Guarantors, the Existing Guarantors, and Chase Bank of Texas, National Association, as
                       Trustee (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended
                       December 31, 2001).

    4.5         --     Form of Trust Indenture, dated May 8, 1998, relating to the senior notes due 2007 by and among the Company, the Guarantors, and Chase Bank of Texas, National Association, as Trustee (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed May 21, 1998).

    4.6         --     Supplemental Indenture (to the Trust Indenture dated May 8, 1998), dated as of January 4, 1999, among the
                       Company, the New Guarantors, the Existing Guarantors and Chase Bank of Texas, National Association, as
                       Trustee (incorporated herein by reference to Grey Wolf, Inc. Annual Report on From 10-K for the year ended
                       December 31, 2001).

    4.7         --     Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and
                       Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September
                       22, 1998).

   10.1         --     Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling Company and James K.B.
                       Nelson (incorporated herein by reference to Exhibit 10.5 to Form 8-K dated March 10, 1997).

   10.2         --     Form of Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the Company and Thomas
                       P. Richards (incorporated herein by reference to Exhibit 10.2 to Registration Statement No. 333-14783).

   10.3         --     Form of Incentive Stock Option Agreement dated September 3, 1996, by and between the Company and Ronnie E.
                       McBride (incorporated herein by reference to Exhibit 10.14 to Post Effective Amendment No. 1 to Registration
                       Statement No. 333-14783).

   10.4         --     Form of Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the Company and Ronnie
                       E. McBride. (incorporated herein by reference to Exhibit 10.15 to Post Effective Amendment No. 1 to
                       Registration Statement No. 333-14783).

   10.5         --     Grey Wolf, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Grey Wolf, Inc. 1996
                       Annual Meeting of Shareholders definitive proxy materials).

   10.6         --     Grey Wolf Inc. Amendment to 1996 Employee Stock Option Plan (incorporated herein by reference to Grey Wolf,
                       Inc. 1999 Annual Meeting of Shareholders definitive proxy materials filed April 9, 1999).

   10.7         --     Grey Wolf, Inc. Second Amendment to 1996 Employee Stock Option Plan dated May 14, 2002 (incorporated herein by reference to Exhibit 4.6 to Grey Wolf, Inc. Registration Statement on Form S-8 No. 333-90888 filed June
                       21, 2002).

   10.8         --     Drillers Inc. 1982 Stock Option and Long-Term Incentive Plan for Key Employees (incorporated by reference to
                       Drillers Inc. 1982 Annual Meeting definitive proxy solicitation materials.)

   10.9         --     Form of Incentive Stock Option Agreement dated March 17, 1997, by and between the Company and Gary D. Lee
                       (incorporated by reference to DI Industries, inc. Annual Report of Form 10-K for the year ended December 31,
                       1996.)

   10.10        --     Form of Incentive Stock Option Agreement dated February 10, 1998, by and between the Company and David W.
                       Wehlmann (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended
                       December 31, 1997.)

   10.11        --     Revolving Credit Agreement dated as of January 14, 1999 among Grey Wolf Drilling Company LP (as borrower),
                       Grey Wolf, Inc. (as guarantor), The CIT Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders). (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated January 26,
                       1999.)

   10.12        --     First Amendment to Loan Agreement dated as of December 20, 2001, by and among Grey Wolf Drilling Company, LP
                       (as borrower) and Grey Wolf, Inc. (as guarantor) and the CIT Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders) (incorporated herein by reference to Grey Wolf, Inc. Annual
                       Report on Form 10-K for the year ended December 31, 2001).

   10.13        --     Non-Qualified Stock Option Agreement dated January 16, 1999, by and between the Company and Edward S. Jacob,
                       III. (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended
                       December 31, 1999.)

   10.14        --     Form of Amendment to Non-Qualified Stock Option Agreements dated November 13, 2001, by and between the
                       Company and Thomas P. Richards (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form
                       10-K for the year ended December 31, 2001).

   10.15        --     Form of Amendment to Non-Qualified Stock Option Agreement dated November 13, 2001, by and among the Company
                       (f.k.a. DI Industries, Inc.), Thomas P. Richards and Richards Brothers Interests, L.P (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

   10.16        --     Form of Amendment to Non-Qualified Stock Option Agreements dated November 13, 2001, by and between the
                       Company and each of David W. Wehlmann, Edward S. Jacob III, Gary D. Lee, Ronnie E. McBride, Merrie S.
                       Costley, and Donald J. Guedry, Jr. (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form
                       10-K for the year ended December 31, 2001).

   10.17        --     Grey Wolf, Inc. Executive Severance Plan effective November 15, 2001 (incorporated herein by reference to
                       Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

   10.18        --     Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Thomas P.
                       Richards (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended
                       December 31, 2001).

   10.19        --     Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and David W.
                       Wehlmann (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended
                       December 31, 2001).

   10.20        --     Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Edward S.
                       Jacob III (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended
                       December 31, 2001).

   10.21        --     Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Gary D. Lee
                       (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December
                       31, 2001).

   10.22        --     Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Ronnie E.
                       McBride (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended
                       December 31, 2001).

   10.23        --     Form of Non-Qualified Stock Option Agreement dated as of February 13, 2002, by and between the Company and each of Frank M. Brown, William T. Donovan, James K.B. Nelson, Robert E. Rose, Steven A. Webster, and William
                       R. Ziegler (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended
                       December 31, 2001).

  *10.24        --     Second Amendment to Loan Agreement dated as of February 7, 2003 by and among Grey Wolf Drilling Company L.P.
                       (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit,
                       Inc. and various financial institutions (as lenders).

  *21.1         --     List of Subsidiaries of Grey Wolf, Inc.

  *23.1         --     Consent of KPMG LLP

  *99.1         --     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer.

  *99.2         --     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of David W. Wehlmann, Senior Vice President and Chief Financial Officer.

---------
* Filed herewith

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of March, 2003

                                   Grey Wolf, Inc.

                                   By:  /s/ David W. Wehlmann
                                        ----------------------------------------
                                        David W. Wehlmann, Senior Vice President
                                        and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures and Capacities                                                                               Date
-------------------------                                                                          -----------------
  By:   /s/ Thomas P. Richards                                                                        March 6, 2003
        ----------------------------------------------------------------------------
        Thomas P. Richards, Chairman, President and Chief Executive Officer
        (Principal Executive Officer)

  By:   /s/ David W. Wehlmann                                                                         March 6, 2003
        ----------------------------------------------------------------------------
        David W. Wehlmann, Senior Vice President and Chief Financial Officer

  By:   /s/ Merrie S. Costley                                                                         March 6, 2003
        ----------------------------------------------------------------------------
        Merrie S. Costley, Vice President and Controller

  By:   /s/ William R. Ziegler                                                                        March 6, 2003
        ----------------------------------------------------------------------------
        William R. Ziegler, Director

  By:   /s/ Frank M. Brown                                                                            March 6, 2003
        ----------------------------------------------------------------------------
        Frank M. Brown, Director

  By:   /s/ William T. Donovan                                                                        March 6, 2003
        ----------------------------------------------------------------------------
        William T. Donovan, Director

  By:   /s/ James K. B. Nelson                                                                        March 6, 2003
        ----------------------------------------------------------------------------
        James K. B. Nelson, Director

  By:   /s/ Robert E. Rose                                                                            March 6, 2003
        ----------------------------------------------------------------------------
        Robert E. Rose, Director

  By:   /s/ Steven A. Webster                                                                         March 6, 2003
        ----------------------------------------------------------------------------
        Steven A. Webster, Director

                                 CERTIFICATIONS

I, Thomas P. Richards, certify that:

1.       I have reviewed this annual report on Form 10-K of Grey Wolf, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003        By:  /s/ Thomas P. Richards
                                ----------------------------------------
                                Thomas P. Richards
                                Chairman, Chief Executive Office, and President

                                 CERTIFICATIONS

I, David W. Wehlmann, certify that:

1.       I have reviewed this annual report on Form 10-K of Grey Wolf, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003                By:  /s/ David W. Wehlmann
                                        ----------------------------------------
                                        David W. Wehlmann Senior Vice President
                                        and Chief Financial Officer

                                                                   EXHIBIT INDEX

Exhibit No.            Documents
----------             ---------
    3.1         --     Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to
                       Form 10-Q dated May 12, 1999).

    3.2         --     By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated
                       March 23, 1999).

    4.1         --     Form of Trust Indenture, dated June 27, 1997, relating to the senior notes due 2007 of the Company and Texas
                       Commerce Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the
                       Company's Registration Statement on Form S-3 No. 333-26519 filed June 24, 1997).

    4.2         --     Supplemental Indenture (to the Trust Indenture dated June 27, 1997), dated as of March 31, 1998, among the
                       Company, the New Guarantor, the Existing Guarantors, and Chase Bank of Texas National Association, as
                       Trustee. (incorporated herein by reference to Exhibit 4.5 to Form 8-K filed May 21, 1998).

    4.3         --     Second Supplemental Indenture (to the Trust Indenture dated June 27, 1997), dated as of May 8, 1998, by and among the Company, the Guarantors, and Chase Bank of Texas, National Association, as Trustee (incorporated herein by reference to Exhibit 4.5 to Form 8-K filed May 21, 1998).

    4.4         --     Third Supplemental Indenture (to the Trust Indenture dated June 27, 1997), dated as of January 4, 1999, among the Company, the New Guarantors, the Existing Guarantors, and Chase Bank of Texas, National Association, as
                       Trustee (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended
                       December 31, 2001).

    4.5         --     Form of Trust Indenture, dated May 8, 1998, relating to the senior notes due 2007 by and among the Company, the Guarantors, and Chase Bank of Texas, National Association, as Trustee (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed May 21, 1998).

    4.6         --     Supplemental Indenture (to the Trust Indenture dated May 8, 1998), dated as of January 4, 1999, among the
                       Company, the New Guarantors, the Existing Guarantors and Chase Bank of Texas, National Association, as
                       Trustee (incorporated herein by reference to Grey Wolf, Inc. Annual Report on From 10-K for the year ended
                       December 31, 2001).

    4.7         --     Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock
                       Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to
                       Form 8-K filed September 22, 1998).

   10.1         --     Indemnification Agreement dated as of March 6, 1997, by and between Grey Wolf Drilling Company and James K.B.
                       Nelson (incorporated herein by reference to Exhibit 10.5 to Form 8-K dated March 10, 1997).

   10.2         --     Form of Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the Company and Thomas
                       P. Richards (incorporated herein by reference to Exhibit 10.2 to Registration Statement No. 333-14783).

   10.3         --     Form of Incentive Stock Option Agreement dated September 3, 1996, by and between the Company and Ronnie E.
                       McBride (incorporated herein by reference to Exhibit 10.14 to Post Effective Amendment No. 1 to Registration
                       Statement No. 333-14783).

   10.4         --     Form of Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the Company and Ronnie
                       E. McBride. (incorporated herein by reference to Exhibit 10.15 to Post Effective Amendment No. 1 to
                       Registration Statement No. 333-14783).

   10.5         --     Grey Wolf, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Grey Wolf, Inc. 1996
                       Annual Meeting of Shareholders definitive proxy materials).

   10.6         --     Grey Wolf Inc. Amendment to 1996 Employee Stock Option Plan (incorporated herein by reference to Grey Wolf,
                       Inc. 1999 Annual Meeting of Shareholders definitive proxy materials filed April 9, 1999).

   10.7         --     Grey Wolf, Inc. Second Amendment to 1996 Employee Stock Option Plan dated May 14, 2002 (incorporated herein by reference to Exhibit 4.6 to Grey Wolf, Inc. Registration Statement on Form S-8 No. 333-90888 filed June
                       21, 2002).

   10.8         --     Drillers Inc. 1982 Stock Option and Long-Term Incentive Plan for Key Employees (incorporated by reference to
                       Drillers Inc. 1982 Annual Meeting definitive proxy solicitation materials.)

   10.9         --     Form of Incentive Stock Option Agreement dated March 17, 1997, by and between the Company and Gary D. Lee
                       (incorporated by reference to DI Industries, inc. Annual Report of Form 10-K for the year ended December 31,
                       1996.)

   10.10        --     Form of Incentive Stock Option Agreement dated February 10, 1998, by and between the Company and David W.
                       Wehlmann (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended
                       December 31, 1997.)

   10.11        --     Revolving Credit Agreement dated as of January 14, 1999 among Grey Wolf Drilling Company LP (as borrower),
                       Grey Wolf, Inc. (as guarantor), The CIT Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders). (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated January 26,
                       1999.)

   10.12        --     First Amendment to Loan Agreement dated as of December 20, 2001, by and among Grey Wolf Drilling Company, LP
                       (as borrower) and Grey Wolf, Inc. (as guarantor) and the CIT Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders) (incorporated herein by reference to Grey Wolf, Inc. Annual
                       Report on Form 10-K for the year ended December 31, 2001).

   10.13        --     Non-Qualified Stock Option Agreement dated January 16, 1999, by and between the Company and Edward S. Jacob,
                       III. (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended
                       December 31, 1999.)

   10.14        --     Form of Amendment to Non-Qualified Stock Option Agreements dated November 13, 2001, by and between the
                       Company and Thomas P. Richards (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form
                       10-K for the year ended December 31, 2001).

   10.15        --     Form of Amendment to Non-Qualified Stock Option Agreement dated November 13, 2001, by and among the Company
                       (f.k.a. DI Industries, Inc.), Thomas P. Richards and Richards Brothers Interests, L.P (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

   10.16        --     Form of Amendment to Non-Qualified Stock Option Agreements dated November 13, 2001, by and between the
                       Company and each of David W. Wehlmann, Edward S. Jacob III, Gary D. Lee, Ronnie E. McBride, Merrie S.
                       Costley, and Donald J. Guedry, Jr. (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form
                       10-K for the year ended December 31, 2001).

   10.17        --     Grey Wolf, Inc. Executive Severance Plan effective November 15, 2001 (incorporated herein by reference to
                       Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

   10.18        --     Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Thomas P.
                       Richards (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended
                       December 31, 2001).

   10.19        --     Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and David W.
                       Wehlmann (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended
                       December 31, 2001).

   10.20        --     Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Edward S.
                       Jacob III (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended
                       December 31, 2001).

   10.21        --     Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Gary D. Lee
                       (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December
                       31, 2001).

   10.22        --     Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Ronnie E.
                       McBride (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended
                       December 31, 2001).

   10.23        --     Form of Non-Qualified Stock Option Agreement dated as of February 13, 2002, by and between the Company and each of Frank M. Brown, William T. Donovan, James K.B. Nelson, Robert E. Rose, Steven A. Webster, and William
                       R. Ziegler (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended
                       December 31, 2001).

  *10.24        --     Second Amendment to Loan Agreement dated as of February 7, 2003 by and among Grey Wolf Drilling Company L.P.
                       (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit,
                       Inc. and various financial institutions (as lenders).

  *21.1         --     List of Subsidiaries of Grey Wolf, Inc.

  *23.1         --     Consent of KPMG LLP

  *99.1         --     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer.

  *99.2         --     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of David W. Wehlmann, Senior Vice President and Chief Financial Officer.

---------
* Filed herewith