Form 10-Q
period 2003-03-31
GREY WOLF INC
filed 2003-04-30
CIK 320186

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


       For the quarterly period ended March 31, 2003

                                       or


[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the transition period from                   to
                                      -----------------    -----------------

                          Commission File Number 1-8226


                             (GREY WOLF, INC. LOGO)

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


                          Yes  X        No
                              ---          ---

         The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at April 28, 2003, was 181,213,531.

================================================================================

                        GREY WOLF, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
PART I.       Financial Information

              Item 1.      Financial Statements

                           Consolidated Balance Sheets                                                      3
                           Consolidated Statements of Operations                                            4
                           Consolidated Statements of Shareholders' Equity
                               and Comprehensive Income                                                     5
                           Consolidated Statements of Cash Flows                                            6
                           Notes to Consolidated Financial Statements                                       7
              Item 2.      Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                         13
              Item 3.      Quantitative and Qualitative Disclosure about Market Risk                       22
              Item 4.      Controls and Procedures                                                         22

PART II.      Other Information

              Item 1.      Legal Proceedings                                                               22
              Item 2       Changes in Securities and Use of Proceeds                                       22
              Item 3.      Defaults Upon Senior Securities                                                 22
              Item 4.      Submission of Matters to a Vote of Security Holders                             22
              Item 5.      Other Information                                                               23
              Item 6.      Exhibits and Reports on Form 8-K                                                24
              Signatures                                                                                   25
              Certifications                                                                               26

                        GREY WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                       March 31,        December 31,
                                                                          2003              2002
                                                                       ----------       ------------
                                                                       (Unaudited)
                              ASSETS

Current assets:
     Cash and cash equivalents                                         $  103,434       $    113,899
     Restricted cash - insurance deposits                                     795                784
     Accounts receivable, net of allowance of $2,500                       47,465             47,034
     Prepaids and other current assets                                      3,018              3,447
                                                                       ----------       ------------
         Total current assets                                             154,712            165,164
                                                                       ----------       ------------

Property and equipment:
     Land, buildings and improvements                                       5,424              5,424
     Drilling equipment                                                   707,277            704,734
     Furniture and fixtures                                                 3,221              3,185
                                                                       ----------       ------------
         Total property and equipment                                     715,922            713,343
     Less:  accumulated depreciation                                     (304,711)          (292,552)
                                                                       ----------       ------------
         Net property and equipment                                       411,211            420,791

Other noncurrent assets                                                     4,397              4,668
                                                                       ----------       ------------
                                                                       $  570,320       $    590,623
                                                                       ==========       ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

     Accounts payable-trade                                            $   20,474       $     19,460
     Accrued workers' compensation                                          4,141              4,947
     Payroll and related employee costs                                     6,766              6,685
     Accrued interest payable                                               5,684             11,160
     Other accrued liabilities                                              6,356              8,559
                                                                       ----------       ------------
         Total current liabilities                                         43,421             50,811
                                                                       ----------       ------------

Senior notes                                                              249,634            249,613
Other long-term liabilities                                                 5,799              4,789
Deferred income taxes                                                      55,468             60,152

Commitments and contingent liabilities                                         --                 --

Shareholders' equity:
     Series B Junior Participating Preferred stock, $1 par value;
        250,000 shares authorized; none outstanding                            --                 --
     Common stock, $.10 par value; 300,000,000 shares
        authorized; 181,194,811 and 181,037,811 issued
        and outstanding, respectively                                      18,120             18,104
     Additional paid-in capital                                           330,057            329,712
     Accumulated deficit                                                 (132,179)          (122,558)
                                                                       ----------       ------------
         Total shareholders' equity                                       215,998            225,258
                                                                       ----------       ------------
                                                                       $  570,320       $    590,623
                                                                       ==========       ============


           See accompanying notes to consolidated financial statements

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)



                                                     Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                    2003             2002
                                                 ----------       ----------
Revenues:
     Contract drilling                           $   62,387       $   64,912

Costs and expenses:
     Drilling operations                             55,285           47,648
     Depreciation                                    12,291           11,353
     General and administrative                       3,246            3,256
                                                 ----------       ----------
         Total costs and expenses                    70,822           62,257
                                                 ----------       ----------

Operating income (loss)                              (8,435)           2,655

Other income (expense):
     Interest income                                    289              441
     Gain on sale of assets                              21               59
     Interest expense                                (6,037)          (5,965)
     Other, net                                          14               54
                                                 ----------       ----------
         Other income (expense), net                 (5,713)          (5,411)
                                                 ----------       ----------

Loss before income taxes                            (14,148)          (2,756)

Income tax expense (benefit):
     Current                                             --           (1,871)
     Deferred                                        (4,527)           1,292
                                                 ----------       ----------
         Total income tax benefit                    (4,527)            (579)
                                                 ----------       ----------

Net loss                                         $   (9,621)      $   (2,177)
                                                 ==========       ==========

Basic and diluted net loss per common share      $    (0.05)      $    (0.01)
                                                 ==========       ==========

Basic and diluted weighted average
     common shares outstanding                      181,104          180,760
                                                 ==========       ==========




           See accompanying notes to consolidated financial statements

                        GREY WOLF, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Amounts in thousands)




                                                     Common
                                                     Stock         Additional
                                     Common         $.10 Par        Paid-in
                                     Shares           Value         Capital         Deficit           Total
                                   ----------      ----------      ----------      ----------       ----------
Balance, December 31, 2001            180,726      $   18,073      $  328,306      $ (101,082)      $  245,297

    Exercise of stock options             312              31             655              --              686

    Tax benefit of stock
         option exercises                  --              --             209              --              209

    Non-cash compensation
         expense                           --              --             542              --              542

    Comprehensive net loss                 --              --              --         (21,476)         (21,476)
                                   ----------      ----------      ----------      ----------       ----------

Balance, December 31, 2002            181,038      $   18,104      $  329,712      $ (122,558)      $  225,258

    Exercise of stock options             157              16             188              --              204

    Tax benefit of stock
         option exercises                  --              --             157              --              157

    Comprehensive net loss                 --              --              --          (9,621)          (9,621)
                                   ----------      ----------      ----------      ----------       ----------

Balance, March 31, 2003
    (Unaudited)                       181,195      $   18,120      $  330,057      $ (132,179)      $  215,998
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

                         GREY WOLF INC, AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)



                                                                   Three Months Ended
                                                                        March 31,
                                                              ---------------------------
                                                                 2003             2002
                                                              ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                 $   (9,621)      $   (2,177)
     Adjustments to reconcile net loss to net cash
        cash provided by (used in) operating activities:
         Depreciation                                             12,291           11,353
         Deferred income taxes                                    (4,684)           1,250
         Gain on sale of assets                                      (21)             (59)
         Foreign exchange gain                                       (14)             (54)
         Provision for doubtful accounts                              --              400
         Non-cash compensation expense                                --              515
         Accretion of debt discount                                   21               21
     Tax benefit of stock option exercises                           157               42
     Net effect of changes in assets and liabilities
        related to operating accounts                             (6,108)          (5,636)
                                                              ----------       ----------
         Cash provided by (used in) operating activities          (7,979)           5,655
                                                              ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Property and equipment additions                             (2,804)          (3,350)
     Proceeds from sale of property and equipment                    114               60
                                                              ----------       ----------
         Cash used in investing activities                        (2,690)          (3,290)
                                                              ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of long-term debt                                      --             (161)
     Proceeds from exercise of stock options                         204              345
                                                              ----------       ----------
         Cash provided by financing activities                       204              184
                                                              ----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (10,465)           2,549
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   113,899          100,667
                                                              ----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  103,434       $  103,216
                                                              ==========       ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR INTEREST                                        $   11,221       $   11,203
                                                              ==========       ==========
CASH PAID FOR TAXES                                           $       26       $       45
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

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 2003 and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements in accordance with U.S. GAAP have been omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(2)      SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

         Basic earnings per share ("EPS") is based on weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options. The following is a reconciliation of basic and diluted weighted average common shares outstanding:

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                        2003              2002
                                                      ---------        ---------
                                                            (In thousands)
                                                              (Unaudited)
         Weighted average common shares
            outstanding - basic                         181,104          180,760

         Effect of dilutive securities:
            Options - Treasury Stock Method                  --               --
                                                      ---------        ---------

         Weighted average common shares
            outstanding - diluted                       181,104          180,760
                                                      =========        =========

         The Company incurred a net loss for the three month periods ended March 31, 2003 and 2002 and has, therefore, excluded options to purchase 10.7 million shares and 9.0 million shares, respectively from the computation of diluted earnings per share as the effect would be anti-dilutive.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Stock-Based Compensation

         The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans, which are more fully described in Note 7. Accordingly, no compensation expense has been recognized for stock option grants as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the stock option grants been determined on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards Board
(SFAS) No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (amounts in thousands, except per share amounts):


                                                              Three Months Ended
                                                                   March 31,
                                                          ---------------------------
                                                             2003             2002
                                                          ----------       ----------
                                                                   (Unaudited)
Net loss, as reported                                     $   (9,621)      $   (2,177)
Add: Stock-based employee
    compensation expense included
    in reported net income, net of
    related tax effects                                           --              407
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards, net of related tax effects                    (2,296)          (1,805)
                                                          ----------       ----------
Pro forma net loss                                        $  (11,917)      $   (3,575)
                                                          ==========       ==========

Loss per share - basic and diluted
    As reported                                           $     (.05)      $     (.01)
    Pro forma                                             $     (.07)      $     (.02)


         For purposes of determining compensation expense using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The weighted average fair value per share of stock options granted was $2.36 in 2003 and $1.78 in 2002. The key input variables used in valuing the options granted in 2003 and 2002 were: risk-free interest rate based on five-year Treasury strips of 2.89% in 2003 and 2.62% in 2002; dividend yield of zero in each year; stock price volatility of 71% in 2003 and 75% in 2002, and expected option lives of five years for each year presented.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


143 on January 1, 2003. The adoption of SFAS No. 143 did not have a significant impact on the Company's financial condition or results of operations for the three months ended March 31, 2003.

         In April, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections". Under the provisions of this statement, gains and losses from extinguishment of debt generally will no longer be classified as extraordinary items. In addition, this statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also makes various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The Company adopted SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations for the three months ended March 31, 2003.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities". SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS No. 146 did not have a material effect on the Company's financial position or results of operations for the three months ended March 31, 2003.

Reclassification

         In accordance with Emerging Issues Task Force Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," the Company has revised the presentation of reimbursements received for certain expenses in the periods presented. These reimbursements are now included in contract drilling revenues on the income statement versus previously being recorded net of the incurred expenses in drilling operations expenses. This reclassification had no effect on net income or cash flows. In addition, certain balance sheet amounts in 2002 have been reclassified to conform to the presentation in 2003.

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

(4)      LONG-TERM DEBT

         The Company has $250.0 million in principal amount of senior notes ("Notes") outstanding at March 31, 2003. The Notes, issued in June 1997 and May 1998, bear interest at 8 7/8% per annum and mature July 1, 2007. The Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial. All fees and expenses incurred at the time of issuance are being amortized and discounts are being accreted over the life of the Notes.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         The Company has the option to redeem the Notes in whole or in part during the twelve month periods beginning July 1, 2002 at 104.4375%, beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at 101.4792% and beginning July 1, 2005 and thereafter at 100.0000% together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the indentures, each holder of the Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. We may also, from time to time, seek to retire the Notes through redemption, open market purchases and privately negotiated transactions. Any difference between the redemption price and the face value of the notes will be recorded as interest expense. In addition, a prorata share of unamortized deferred financing costs and original issue discount will be recorded as a gain or loss in the period the notes are redeemed or repurchased.

         The Company has a $75.0 million credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility") which expires during January 2006. The CIT Facility provides the Company with the ability to borrow up to the lesser of $75.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. The CIT Facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $20.0 million available for letters of credit. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum.

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

         The Company currently has no outstanding balance under the CIT Facility and had $10.9 million of undrawn letters of credit at March 31, 2003. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and retained losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

         The Company had non-cash activities for the three months ended March 31, 2002 related to vehicle additions under capital leases. The non-cash amount excluded from cash used in investing activities and cash provided by financing activities was $89,000 for the three months ended March 31, 2002.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(5)      SEGMENT INFORMATION

         The Company manages its business as one reportable segment. Although the Company provides contract drilling services in several markets domestically, these operations have been aggregated into one reportable segment based on the similarity of economic characteristics among all markets, including the nature of the services provided and the type of customers of such services.

(6)      CONTINGENCIES

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition or results of operations.

(7)      STOCK OPTION PLANS AND SEVERANCE

         The Company's 1982 Stock Option and Long-term Incentive Plan for Key Employees (the "1982 Plan") was canceled in March 1999; however, prior to that date, there were 2,500,000 shares of the Company's common stock reserved for issuance upon the exercise of options. The Company's 1996 Employee Stock Option Plan (the "1996 Plan") reserves 17,000,000 shares of the Company's common stock for issuance upon the exercise of options. At March 31, 2003, options under the 1996 Plan to purchase 6,149,265 shares of common stock were available for grant until July 29, 2006. The exercise price of stock options under the 1982 Plan and the 1996 Plan approximates the fair market value of the stock at the time the option is granted. The Company has outstanding options to purchase 2,025,500 shares under stock option agreements between the Company and its chief executive officer and directors. These stock option agreements are outside of any of the Company's employee stock option plans. A portion of the outstanding options became exercisable upon issuance and the remaining become exercisable in varying increments over three to five-year periods. The options expire on the tenth anniversary of the date of grant.

         Stock option activity for all stock options issued as of March 31, 2003 and 2002 was as follows (number of shares in thousands):

                                                    2003                           2002
                                          ------------------------       ------------------------
                                                          Weighted                       Weighted
                                                           Average                        Average
                                            No. of        Exercise        No. of         Exercise
                                            Shares         Prices         Shares           Price
                                          ---------       --------       ---------      ---------
       Outstanding - beginning of
         the year                             8,721       $   2.85           7,512      $    2.85
         Granted                              2,141           3.91           2,227           2.85
         Exercised                             (157)          1.30            (131)          2.64
         Cancelled                               --             --            (590)          3.14
                                          ---------       --------       ---------      ---------
       Outstanding - end of period           10,705       $   3.09           9,018      $    2.84
                                          =========       ========       =========      =========

         The Company had stock options exercisable at March 31, 2003 of 5.5 million with a range of exercise prices from $.69 to $6.37.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         The following table summarizes information about stock options outstanding at March 31, 2003:

                                                                     Weighted
                                                                      Average        Weighted
                                                                     Remaining        Average
                                                      Number        Contractual      Exercise
              Range of Exercise Prices             Outstanding         Life(1)          Price
              ------------------------             -----------      -----------      --------
              $.69 to $1.63                              2,757          4.54         $   1.27
              $1.75 to $4.38                             6,918          8.14         $   3.35
              $4.44 to $6.37                             1,030          7.83         $   6.15
                                                   -----------      -----------      --------
                                                        10,705          7.18         $   3.09
                                                   ===========      ===========      ========

----------
(1)  Represents weighted average remaining contractual life in years.

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

         In accordance with APB No. 25, the amendments to the stock option agreements create a new measurement date of November 13, 2001. APB No. 25 requires the Company to determine the intrinsic value of the options at the measurement date and recognize non-cash compensation expense upon the occurrence of a triggering event. The amount of compensation expense that would be recognized upon the occurrence of a triggering event is the difference between the fair market value of the Company's stock on the measurement date and the original exercise price of the options.

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

         For the three months ended March 31, 2002, the Company had one customer which represented approximately 11% of total revenue. There were no customers with revenue greater than 10% for the quarter ended March 31, 2003.

                         GREY WOLF INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of Grey Wolf, Inc. included elsewhere herein and with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

GENERAL

         We are a leading provider of contract land drilling services in the United States with a fleet of 115 rigs, of which 72 rigs are currently marketed. Our customers include independent producers and major oil and gas companies. We conduct all of our operations through our subsidiaries in the Ark-La-Tex, Gulf Coast, Mississippi/Alabama, South Texas, West Texas and Rocky Mountain regions.

         We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Information on our website is not a part of this report. Our website address is www.gwdrilling.com.

Rig Activity

         Beginning in the second quarter of 2002 and continuing through the end of January 2003, the land rig count was relatively stable and our rig count averaged between 50 and 59 rigs working each week. Since the end of January, we have seen an increase in demand for drilling rigs and our rig count increased approximately 9% in the first quarter of 2003 as compared to that of the fourth quarter of last year.

         The table below shows the average number of our rigs working in our operating markets during the periods indicated:

                    2001                                             2002                                2003
-------------------------------------------         ---------------------------------------         -------------
                                       Full                                            Full                Q-2 to
   Q-1       Q-2      Q-3      Q-4     Year         Q-1      Q-2      Q-3      Q-4     Year         Q-1     Date
   ---       ---      ---      ---     ----         ---      ---      ---      ---     ----         ---    ------
   88        92       91       68       85          56       54       55       54       55          59        61

Drilling Contract Bid Rates

         The high level of rig utilization experienced during 2001, brought with it very favorable dayrates. Dayrates are generally driven by utilization and, with the decline in the number of rigs running, beginning in late 2001, we also experienced a drop in dayrates. From the high leading edge bid rates of $13,500 to $17,000 per rig day in April 2001, our daywork bid rates declined to a range of between $7,000 and $8,500 per rig day during the fourth quarter of 2002. Those rates continued into the first quarter of 2003. However, with the recent increase in rig utilization, we have also seen an increase in leading edge bid rates. Our current leading edge bid rates have increased approximately 11% to between $7,750 and $9,500 per rig day. All leading edge bid rates exclude fuel and top drives.

         We currently own 14 top drives for which our current bid rates are approximately $1,750 per day. Bid rates for our top drives are in addition to the above stated bid rates for our rigs. We will take delivery of an additional top drive in the second quarter of 2003 which will increase our number of top drives to 15.

Term Contracts

         Whenever market conditions allow, we strive to utilize term contracts to provide drilling services on a daywork basis. During 2001, we were able to obtain a number of term contracts that have enabled us to maintain higher margins than would otherwise have been attainable during the downturn, which began in the fourth quarter of 2001. We currently have three term contracts remaining. While we have recently experienced a slight increase in both rig activity and dayrates, if current market conditions do not continue to improve, there will be a further decline in our operating margins as the term contracts for these three rigs end and they begin to be marketed at lower spot market rates.

         Our term contracts contain termination provisions which require our customers, upon cancellation of a contract, to pay an amount that approximates our operating margin for the remaining days of the contract. We have approximately 175 rig days contracted under term contracts in the second quarter of 2003, 90 days each in the third quarter and fourth quarter of 2003, and 150 days for all of 2004.

Turnkey and Footage Contract Activity

         Turnkey and footage work continues to be one of the cornerstones of our business strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher operating margins than would otherwise have been obtainable under daywork contracts. During the first quarter of 2003, our turnkey and footage operating margin (revenues less drilling operations expenses) was $4,071 per rig day compared to a daywork operating margin of $955 per rig day.

         The operating margins generated on turnkey and footage contracts vary widely based upon a number of factors, including the location of the contracted work as well as the depth and level of complexity of the wells drilled. The demand for drilling services under turnkey and footage contracts has historically been greater during periods of overall lower demand.

         During the first quarter of 2003, turnkey and footage work represented 38% of our operating margin and 13% of total days worked compared to 8% of our operating margin and 5% of total days worked in the first quarter of 2002. We expect to average between six to eight rigs working under turnkey and footage contracts during the second quarter of 2003; however, there can be no assurance that we will be able to maintain the current level of activity or operating margins derived from turnkey and footage contracts.

Critical Accounting Policies

         Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require our management to make subjective estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. However, these estimates, judgments and assumptions concern matters that are inherently uncertain. Accordingly, actual amounts and results could differ from these estimates made by management. The accounting policies that we believe are critical are property and equipment depreciation, impairment of long-lived assets, revenue recognition, insurance accruals, and income taxes.

         Property and Equipment Depreciation. Property and equipment are stated at cost with depreciation calculated using the straight-line method over the estimated useful lives of the assets. We expense our maintenance and repairs costs as incurred. We estimate the useful lives of our assets are between three and fifteen years.

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

         Revenue Recognition. Revenue from daywork and footage drilling contracts is recognized when earned as services are performed under the provisions of the contract. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date and estimated total contract costs. Provision for anticipated losses, if any, on uncompleted contracts is made at the time our estimated costs exceed the contract revenue.

         Insurance Accruals. We maintain insurance coverage related to workers' compensation and general liability claims up to $1.0 million per occurrence with an aggregate of $2.0 million under general liability. These policies include deductibles of $250,000 per occurrence. In addition, we are self-insured for our employee health plan but purchase stop-loss coverage in order to limit our exposure to a maximum of $175,000 per occurrence under the plan. If losses should exceed the workers' compensation and general liability policy amounts, we have excess liability coverage up to a maximum of $75.0 million with deductibles per occurrence of either $25,000 or $50,000. The provision for losses incurred within the deductible and stop-loss amounts involves estimates by management that are based upon our historical claims experience.

         Income Taxes. Our deferred tax assets consist primarily of net operating loss carryforwards ("NOL's") which expire from 2010 to 2022. Deferred tax assets must be assessed based upon the likelihood of recoverability from future taxable income and to the extent that recovery is not likely, a valuation allowance is established. At March 31, 2003, we did not have a valuation allowance as we believe that it is more likely than not that we will be able to generate future taxable income sufficient to recover our deferred tax assets. Our business, however, is extremely cyclical and is highly sensitive to changes in oil and natural gas prices and demand for our services and there can be no assurances that future economic or financial developments will not impact our ability to recover our deferred tax assets.

         In addition, we have $26.5 million in permanent differences which relate to differences between the financial accounting and tax basis of acquired assets. The permanent difference will be reduced as the these assets are depreciated for financial accounting purposes on a straight-line basis over their remaining useful lives of approximately 10 years. As the amortization of these permanent differences is a fixed amount, our book effective tax rate varies widely based upon the current and projected levels of income or loss.

Financial Outlook and Strategy

         We believe the fundamentals for natural gas remain strong. We are seeing increased demand for drilling rigs and believe rig counts will continue to rise given attractive commodity prices and tight natural gas supplies. Although commodity prices have declined slightly since the end of February 2003, they continue to be at historically attractive levels. The New York Mercantile Exchange twelve-month strip for natural gas was $5.31 per mmbtu and the price of oil was $24.82 per barrel on April 28, 2003. Our customers are benefiting from these higher oil and natural gas prices, which continues to improve their cash flows. Natural gas storage levels are 57% lower than a year ago and 46% lower than the five-year average. It is anticipated that natural gas supplies will be replaced through additional drilling.

         We currently have 27 cold-stacked rigs, which can be redeployed, as demand dictates, for an estimated $1.5 million to $2.0 million in the aggregate. This would increase our marketed rig count to 99 rigs. In addition, we have 16 inventory rigs that are available for refurbishment and reactivation should the demand arise. These rigs could be returned to service for an average estimated cost of approximately $5.0 million per rig.

         Capital expenditures for the first quarter of 2003 were $2.8 million. Capital expenditures for all of 2003 are projected to be approximately $24.0 million to $26.0 million, subject to the actual level of rig activity. Projected capital expenditures for 2003 include the purchase of two cranes to assist rig moves and an additional top drive.

         Based on currently anticipated levels of activity and dayrates, we expect to generate an operating margin of approximately $7.1 million, or $1,200 per rig day for the second quarter of 2003. Net loss per share for the second quarter of 2003 is expected to be approximately $0.05 on a diluted basis, based on a projected annual tax benefit rate between 32% and 35%. We expect depreciation expense of approximately $12.3 million in the second quarter of 2003. Our expectations for the second quarter of 2003 are based in part on projected increases in the average number of rigs working and spot market rates offset by a reduction in the number of days worked under term contracts which have generated higher margins.

FINANCIAL CONDITION AND LIQUIDITY

         The following table summarizes our financial position as of March 31, 2003 and December 31, 2002.

                                                       March 31, 2003                  December 31, 2002
                                                 ------------------------         --------------------------
                                                         (Unaudited)
                                                                     (Dollars in thousands)

                                                    Amount             %             Amount               %
                                                 -------------       ----         -------------         ----
         Working capital                         $     111,291         21         $     114,353           21
         Property and equipment, net                   411,211         78               420,791           78
         Other noncurrent assets                         4,397          1                 4,668            1
                                                 -------------       ----         -------------         ----
                  Total                          $     526,899        100         $     539,812          100
                                                 =============       ====         =============         ====

         Long-term debt                          $     249,634         47         $     249,613           46
         Other long-term liabilities                    61,267         12                64,941           12
Shareholders' equity                                   215,998         41               225,258           42
                                                 -------------       ----         -------------         ----
                  Total                          $     526,899        100         $     539,812          100
                                                 =============       ====         =============         ====


         The significant changes in our financial position from December 31, 2002 to March 31, 2003 are the decreases in working capital of $3.1 million, the decrease in net property and equipment of $9.6 million, the decrease in other long-term liabilities of $3.7 million, and the decrease in shareholders' equity of $9.3 million.

         The decrease in working capital is due to a number of factors. Cash and cash equivalents decreased by $10.5 million and accrued interest payable decreased by $5.5 million due primarily to an $11.1 million semi-annual interest payment on our Senior Notes in January 2003. In addition, the other accrued liabilities balance was lower by $2.2 million due to the reduction of capital expenditure accruals at March 31, 2003 compared to December 31, 2002. The decrease in net property and equipment was due to $12.3 million of depreciation expense partially offset by $2.8 million in capital expenditures. Deferred income taxes, included in other long-term liabilities, decreased due to the deferred tax benefit resulting from the net loss recorded for the three months ended March 31, 2003. The decrease in shareholders' equity was due to the net loss of $9.6 million recorded for the period.

Senior Notes

         In June 1997 and May 1998, we concluded offerings of $175.0 million and $75.0 million, respectively, in principal amount of senior notes. The Senior Notes ("Notes") bear interest at 8 7/8% per annum and mature July 1, 2007. The Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are immaterial.

         We have the option to redeem the Notes in whole or in part during the twelve months beginning July 1, 2002 at 104.4375%, beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at 101.4792% and beginning July 1, 2005 and thereafter at 100.0000% together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the indentures, each holder of the Notes will have the right to require us to repurchase all or any part of such holder's Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. We may also, from time-to-time, seek to retire the Notes through redemptions, open market purchases and privately-negotiated transactions. Any difference between the redemption price and the face value of the notes will be recorded as interest expense on early repayment of debt. In addition, a prorata share of unamortized deferred financing costs and original issue discount will be recorded as a gain or loss in the period the notes are redeemed or repurchased.

         The indentures for the Notes permit us and our subsidiaries to incur additional indebtedness, including senior indebtedness of up to $100.0 million aggregate principal amount which may be secured by liens on all of our assets and the assets of our subsidiaries, subject to certain limitations. The indentures contain other covenants limiting our ability and our subsidiaries' ability to, among other things, pay dividends or make certain other restricted payments, make certain investments, incur additional indebtedness, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications. The indentures consider non-compliance with the limitations events of default. In addition to non-payment of interest and principal amounts, the indentures also consider default with respect to other indebtedness in excess of $10.0 million an event of default. In the event of a default, the principal and interest could be accelerated upon written notice by 25% or more of the holders of our senior notes. We are in compliance with these covenants.

         We owe a total of $250.0 million in principal amount under the Notes. While the principal is not due until 2007, semi-annual interest payments of approximately $11.1 million are due on January 1 and July 1 of each year. For the three months ended March 31, 2003, our operating activities and investing activities consumed cash, while our financing activities provided cash. To the extent we are unable to generate cash flow sufficient to pay debt service and meet our other cash needs, including capital expenditures, we would be required to use our cash on hand. At April 28, 2003, our cash balance was $97.7 million.

CIT Facility

         We have a $75.0 million credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility") which expires during January 2006. The CIT Facility provides us with the ability to borrow up to the lesser of $75.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. The CIT Facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon our debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $20.0 million available for letters of credit. We are required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum.

         The CIT Facility contains certain affirmative and negative covenants and we are in compliance with these covenants. Substantially all of our assets, including our drilling equipment, are pledged as collateral under the CIT Facility which is also secured by our guarantees and certain of our wholly-owned subsidiaries' guarantees. However, we retain the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside the contiguous 48 states of the United States of America. We currently have no outstanding balance under the CIT Facility and had $10.9 million of undrawn letters of credit at March 31, 2003. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and retained losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

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

         o  judgments in excess of $350,000; or

         o a change in control which means that we cease to own 100% of our two principal subsidiaries, some person or group has either acquired beneficial ownership of 30% or more of the Company or obtained the power to elect a majority of our board of directors, or our board of directors ceases to consist of a majority of "continuing directors" (all as defined by the CIT Facility).

Certain Contractual Commitments

         The following table summarizes certain of our contractual cash obligations and related payments due by period at March 31, 2003 (unaudited) (amounts in thousands):

                                                             Payments Due by Period (1)
                                      -----------------------------------------------------------------------------
                                                        Less than           1-3           4-5             After 5
Contractual Obligation                   Total            1 year           years         years             years
----------------------                -----------      -----------      -----------   ------------      -----------
Senior notes (2)
     Principal                        $   250,000      $        --      $        --   $    250,000      $        --
     Interest                              99,838           22,187           44,372         33,279               --
Operating leases                            1,748            1,159              589             --               --
                                      -----------      -----------      -----------   ------------      -----------
Total contractual

   cash obligations                   $   351,586      $    23,346      $    44,961   $    283,279      $        --
                                      ===========      ===========      ===========   ============      ===========

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

         Our CIT Facility provides up to $20.0 million for the issuance of letters of credit. If letters of credit which we cause to be issued are drawn upon by the holders of those letters of credit, then we will become obligated to repay those amounts along with any accrued interest and fees. Letters of credit issued reduce the amount available for borrowing under the CIT Facility and, as a result, we had borrowing capacity of $64.1 million at March 31, 2003. The following table illustrates the undrawn outstanding letters of credit at March 31, 2003 and the potential maturities if drawn upon by the holders (unaudited) (amounts in thousands):

                                                             Payments Due by Period (1)
                                      -----------------------------------------------------------------------------
        Potential                        Total          Less than           1-3            4-5            Over 5
Contractual Obligation                 Committed          1 year           years          years             years
----------------------                -----------      -----------      -----------     ----------      -----------
Standby letters of credit             $    10,945      $        --      $    10,945     $       --      $        --
                                      -----------      -----------      -----------     ----------      -----------
Total                                 $    10,945      $        --      $    10,945     $       --      $        --
                                      ===========      ===========      ===========     ==========      ===========

----------
     (1) Assumes no acceleration of maturity date due to breach of, or default under, the potential contractual obligation.

Cash Flow

         The net cash provided by or used in our operating, investing and financing activities is summarized below:

                                                                           Three Months Ended
                                                                               March 31,
                                                                     ------------------------------
                                                                         2003              2002
                                                                     -------------    -------------
                                                                              (In thousands)
                                                                               (Unaudited)
         Net cash provided by (used in):
              Operating activities                                   $      (7,979)   $       5,655
              Investing activities                                          (2,690)          (3,290)
              Financing activities                                             204              184
                                                                     -------------    -------------
         Net increase (decrease) in cash                             $     (10,465)   $       2,549
                                                                     =============    =============

         Our cash flows from operating activities are affected by a number of factors including the number of rigs under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow used in and generated from operating activities during the first three months of 2003 and 2002 was $8.0 million and $5.7 million, respectively. The decrease in cash flows from operating activities is principally due to a 61% decrease in average per rig day operating margins between the two periods.

         Cash flow used in investing activities for the three months ended March 31, 2003 primarily consisted of $2.8 million of capital expenditures for sustaining our fleet of rigs, rig upgrades and other capital items. Cash flow used in investing activities for the three month period ended March 31, 2002 primarily consisted of $3.4 million of capital expenditures for sustaining our fleet of rigs, rig upgrades, drill pipe and collars and other capital items.

         Cash flow provided by financing activities for the three months ended March 31, 2003 consisted of $204,000 from stock option exercises. Cash flow provided by financing activities for the three months ended March 31, 2002 consisted of $345,000 from stock option exercises partially offset by $161,000 repayment of capital lease obligations.

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

Comparison of the Three Months Ended March 31, 2003 and 2002

         The following table highlights rig days worked, contract drilling revenue and drilling operating expenses for our daywork and turnkey operations for the three months ended March 31, 2003 and 2002.

                                                Three Months Ended                              Three Months Ended
                                                 March  31, 2003                                  March 31, 2002
                                  -------------------------------------------      -------------------------------------------
                                    Daywork          Turnkey                        Daywork          Turnkey
                                  Operations      Operations(2)        Total       Operations      Operations(2)       Total
                                  ----------      -------------      --------      ----------      -------------      --------
                                                    (Dollars in thousands, except averages per rig day worked)
                                                                             (Unaudited)
Rig days worked                        4,608                664         5,272           4,808                247         5,055

Contract drilling revenue         $   42,647      $      19,740      $ 62,387      $   57,280      $       7,632      $ 64,912
Drilling operating
     expenses (1)                     38,248             17,037        55,285          41,472              6,176        47,648
                                  ----------      -------------      --------      ----------      -------------      --------
Operating margin                  $    4,399      $       2,703      $  7,102      $   15,808      $       1,456      $ 17,264
                                  ==========      =============      ========      ==========      =============      ========

Average per rig day worked
   Contract drilling revenue      $    9,255      $      29,729      $ 11,834      $   11,914      $      30,861      $ 12,841
   Drilling operating
     expenses                          8,300             25,658        10,487           8,626             24,973         9,426
                                  ----------      -------------      --------      ----------      -------------      --------
   Operating margin               $      955      $       4,071      $  1,347      $    3,288      $       5,888      $  3,415
                                  ==========      =============      ========      ==========      =============      ========

----------
     (1) Drilling operating expenses exclude depreciation and general and administrative expenses.

     (2) Turnkey operations include the results from turnkey and footage contracts.

         Total contract drilling revenue decreased approximately $2.5 million, or 4%, to $62.4 million for the three months ended March 31, 2003, from $64.9 million for the three months ended March 31, 2002. This decrease is primarily the result of a decrease in the total average revenue per rig day of $1,007 due to the replacement of expiring higher dayrate term contracts with spot market contracts at lower rates. Average revenue per rig day from turnkey and footage operations was also lower by $1,132 due to overall weaker market conditions which affected turnkey and footage results as well as daywork. We worked 217 more rig days in 2003 compared to 2002 due to the increase in demand for our rigs and resultant increase in rig count.

         Drilling operating expenses increased by approximately $7.7 million, or 16%, to $55.3 million for the three months ended March 31, 2003, as compared to $47.6 million for the three months ended March 31, 2002. The increase is primarily a result of the increased level of activity from turnkey and footage operations. Operating expenses from turnkey and footage operations on a per rig day basis increased principally due to the overall depth and complexity of turnkey wells drilled during the first quarter of 2003 when compared to the same period of 2002.

         Depreciation expense increased by $938,000, or 8%, to $12.3 million for the three months ended March 31, 2003, compared to $11.4 million for the three months ended March 31, 2002. During the fourth quarter of 2002, we made the decision not to return five rigs to service and reclassified the component parts of these rigs to spare equipment shortening the depreciable lives of this equipment.

         General and administrative expenses remained relatively unchanged from the first quarter of 2003 to the same period of 2002. Each period contained one-time charges that are not of a recurring nature. Items affecting general and administrative expenses include $350,000 in compensation expense in 2003 related to the hiring of our Executive Vice President and Chief Operating Officer. Severance costs of $330,000 and non-cash compensation expense of $515,000 related to stock options were recorded as a result of the termination of employment of an officer in 2002.

         Interest income decreased by $152,000, or 34%, to $289,000 for the three months ended March 31, 2003 from $441,000 for the same period of 2002 due primarily to a decrease in interest rates.

         The difference in interest expense for the three month periods ended March 31, 2003 and 2002 is negligible as the average outstanding debt balance was virtually the same and the largest component of our debt structure is our Senior Notes which carry interest at a fixed rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the CIT Facility. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. We currently have no outstanding balance under the CIT Facility and as such have no exposure under this facility at this time to a change in interest rates.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are involved in litigation incidental to the conduct of our business, none of which management believes is, individually or in the aggregate, material to our consolidated financial condition or results of operations. See Note 6 - Contingencies in Notes to Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:

         o  business strategy;
         o  demand for our services;
         o  2003 rig activity and financial results;
         o  rigs expected to be engaged in turnkey and footage operations;
         o  reactivation and cost of reactivation of non-marketed rigs;
         o  projected dayrates and operating margins;
         o  projected operating margin per rig day;
         o  projected annual tax benefit rate;
         o  wage rates and retention of employees;
         o  sufficiency of our capital resources and liquidity;
         o  depreciation and capital expenditures in 2003; and
         o anticipated operating and financial results with respect to our term drilling contracts.

Although we believe the expectations and beliefs reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include:

         o  fluctuations in prices and demand for oil and natural gas;
         o fluctuations in levels of oil and natural gas exploration and development activities;
         o  fluctuations in demand for contract land drilling services;
         o  the existence and competitive responses of our competitors;
         o attempts by our customers to terminate, renegotiate, or fail to honor term drilling contracts.
         o  uninsured or underinsured casualty losses
         o  technological changes and developments in the industry;
         o the existence of operating risks inherent in the contract land drilling industry;
         o  U.S. and global economic conditions;
         o  the availability and terms of insurance coverage;
         o  the ability to attract and retain qualified personnel;
         o unforeseen operating costs such as cost for environmental remediation and turnkey cost overruns; and
         o  weather conditions.

         Our forward-looking statements speak only as of the date specified in such statements or, if no date is stated, as of the date of this report. Grey Wolf, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or with regard to any change in events, conditions or circumstances on which our forward-looking statements are based. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2002 for additional information concerning risk factors that could cause actual results to differ from the forward-looking statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Employment Agreement effective March 31, 2003 by and between the Company and William E. Chiles.

                  99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer.

                  99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of David W. Wehlmann, Executive Vice President and Chief Financial Officer.

         (b)      Reports on Form 8-K

                  We furnished a Report on Form 8-K to the Securities and Exchange Commission on April 21, 2003 with regard to our press release announcing operating results for the quarter ended March 31, 2003.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                      GREY WOLF, INC.



Date:  April 30, 2003                 By:   /s/ David W. Wehlmann
                                            ------------------------------------
                                            David W. Wehlmann
                                            Executive Vice President and
                                            Chief Financial Officer

Date:  April 30, 2003                 By:   /s/ Merrie S. Costley
                                            ------------------------------------
                                            Merrie S. Costley
                                            Vice President and Controller

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

Date: April 30, 2003             By:  /s/ Thomas P. Richards
                                      ------------------------------------------
                                      Thomas P. Richards
                                      Chairman, President and Chief Executive
                                        Officer

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

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003         By: /s/ David W. Wehlmann
                                 -----------------------------------------------
                                 David W. Wehlmann
                                 Executive Vice President and Chief Financial
                                 Officer

                               INDEX TO EXHIBITS


        EXHIBIT
        NUMBER    DESCRIPTION
        -------   -----------
         10.1     Employment Agreement effective March 31, 2003 by and between the Company and William E. Chiles.

         99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive
                  Officer.

         99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of David W. Wehlmann, Executive Vice President and Chief
                  Financial Officer.