Form 10-Q
period 2003-06-30
GREY WOLF INC
filed 2003-08-14
CIK 320186

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2003
                                       or
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the transition period from _________________ to _________________


                          Commission File Number 1-8226


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

                         Yes   [X]              No   [ ]

         The number of shares of the Registrant's common stock, par value $.10 per share, outstanding at August 11, 2003, was 181,222,031.

===============================================================================

                        GREY WOLF, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
PART I.       Financial Information
              Item 1.      Financial Statements
                           Consolidated Balance Sheets                                                      3
                           Consolidated Statements of Operations                                            4
                           Consolidated Statements of Shareholders' Equity
                               and Comprehensive Income                                                     5
                           Consolidated Statements of Cash Flows                                            6
                           Notes to Consolidated Financial Statements                                       7
              Item 2.      Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                         15
              Item 3.      Quantitative and Qualitative Disclosure about Market Risk                       26
              Item 4.      Controls and Procedures                                                         26

PART II.      Other Information
              Item 1.      Legal Proceedings                                                               27
              Item 2       Changes in Securities and Use of Proceeds                                       27
              Item 3.      Defaults Upon Senior Securities                                                 27
              Item 4.      Submission of Matters to a Vote of Security Holders                             27
              Item 5.      Other Information                                                               27
              Item 6.      Exhibits and Reports on Form 8-K                                                28
              Signatures                                                                                   30

                        GREY WOLF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                              June 30,           December 31,
                                                                                2003                  2002
                                                                           -------------         -------------
                                                                             (Unaudited)
                              ASSETS
Current assets:
     Cash and cash equivalents                                             $      67,171         $     113,899
     Restricted cash                                                             178,196                   784
     Accounts receivable, net of allowance of $2,500                              42,568                47,034
     Prepaids and other current assets                                             4,885                 3,447
                                                                           -------------         -------------
         Total current assets                                                    292,820               165,164
                                                                           -------------         -------------

Property and equipment:
     Land, buildings and improvements                                              5,379                 5,424
     Drilling equipment                                                          726,246               704,734
     Furniture and fixtures                                                        3,242                 3,185
                                                                           -------------         -------------
         Total property and equipment                                            734,867               713,343
     Less:  accumulated depreciation                                            (316,858)             (292,552)
                                                                           -------------         -------------
         Net property and equipment                                              418,009               420,791

Other noncurrent assets                                                            5,528                 4,668
                                                                           -------------         -------------
                                                                           $     716,357         $     590,623
                                                                           =============         =============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of senior notes                                    $     165,000         $           -
     Accounts payable-trade                                                       27,359                19,460
     Accrued workers' compensation                                                 4,174                 4,947
     Payroll and related employee costs                                            6,314                 6,685
     Accrued interest payable                                                     17,013                11,160
     Other accrued liabilities                                                     6,285                 8,559
                                                                           -------------         -------------
         Total current liabilities                                               226,145                50,811
                                                                           -------------         -------------

Senior notes less current portion                                                 84,883               249,613
Contingent convertible debt                                                      150,000                     -
Other long-term liabilities                                                        5,714                 4,789
Deferred income taxes                                                             47,719                60,152

Commitments and contingent liabilities                                                 -                     -

Shareholders' equity:
     Series B Junior Participating Preferred stock, $1 par value;
        250,000 shares authorized; none outstanding                                    -                     -
     Common stock, $.10 par value; 300,000,000 shares
        authorized; 181,222,031 and 181,037,811 issued
        and outstanding, respectively                                             18,122                18,104
     Additional paid-in capital                                                  330,138               329,712
     Accumulated deficit                                                        (146,364)             (122,558)
                                                                           -------------         -------------
         Total shareholders' equity                                              201,896               225,258
                                                                           -------------         -------------
                                                                           $     716,357         $     590,623
                                                                           =============         =============

           See accompanying notes to consolidated financial statements

                        GREY WOLF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended              Six Months Ended
                                                              June 30,                       June 30,
                                                     ---------------------------    --------------------------
                                                          2003          2002            2003           2002
                                                     -----------     -----------    -----------    -----------
Revenues:
     Contract drilling                               $    66,949     $    62,854    $   129,336    $   127,766
Costs and expenses:
     Drilling operations                                  59,569          48,718        114,854         96,366
     Depreciation                                         12,509          11,549         24,800         22,902
     General and administrative                            2,763           2,757          6,009          6,013
                                                     -----------     -----------    -----------    -----------
         Total costs and expenses                         74,841          63,024        145,663        125,281
                                                     -----------     -----------    -----------    -----------

Operating income (loss)                                   (7,892)           (170)       (16,327)         2,485

Other income (expense):
     Interest income                                         427             463            716            904
     Gain on sale of assets                                   72              69             93            128
     Interest expense                                    (14,528)         (5,983)       (20,565)       (11,948)
     Other, net                                                -              77             14            131
                                                     -----------     -----------    -----------    -----------
         Other income (expense)                          (14,029)         (5,374)       (19,742)       (10,785)
                                                     -----------     -----------    -----------    -----------

Loss before income taxes                                 (21,921)         (5,544)       (36,069)        (8,300)

Income tax benefit:
     Current                                                   -               -              -         (1,871)
     Deferred                                             (7,736)         (1,496)       (12,263)          (204)
                                                     -----------     -----------    -----------    -----------
         Total income tax benefit                         (7,736)         (1,496)       (12,263)        (2,075)
                                                     -----------     -----------    -----------    -----------

Net loss                                             $   (14,185)    $    (4,048)   $   (23,806)   $    (6,225)
                                                     ===========     ===========    ===========    ===========

Basic and diluted net loss per common share          $     (0.08)    $    (0.02)    $    (0.13)    $     (0.03)
                                                     ===========     ==========     ==========     ===========

Basic and diluted weighted average
     common shares outstanding                           181,217         180,942        181,160        180,852
                                                     ===========     ===========    ===========    ===========

           See accompanying notes to consolidated financial statements

                        GREY WOLF, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                              Common
                                                               Stock         Additional
                                              Common         $.10 Par         Paid-in
                                              Shares           Value          Capital          Deficit           Total
                                            -----------     -----------    -----------       -----------    -------------
     Balance, December 31, 2001                 180,726     $    18,073    $   328,306       $  (101,082)   $     245,297

         Exercise of stock options                  285              28            626                 -              654

         Tax benefit of stock
              option exercises                        -               -            183                 -              183
         Non-cash compensation
              expense                                 -               -            541                 -              541

         Comprehensive net loss                       -               -              -            (6,225)          (6,225)
                                            -----------     -----------    -----------       -----------    -------------

     Balance, June 30, 2002
         (Unaudited)                            181,011     $    18,101    $   329,656       $  (107,307)   $     240,450
                                            ===========     ===========    ===========       ===========    =============



     Balance, December 31, 2002                 181,038     $    18,104    $   329,712       $  (122,558)   $     225,258

         Exercise of stock options                  184              18            256                 -              274

         Tax benefit of stock
              option exercises                        -               -            170                 -              170

         Comprehensive net loss                       -               -              -           (23,806)         (23,806)
                                            -----------     -----------    -----------       -----------    -------------

     Balance, June 30, 2003
         (Unaudited)                            181,222     $    18,122    $   330,138       $  (146,364)   $     201,896
                                            ===========     ===========    ===========       ===========    =============

          See accompanying notes to consolidated financial statements.

                         GREY WOLF INC, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                          June 30
                                                                           -----------------------------------
                                                                                2003                  2002
                                                                           -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $     (23,806)        $      (6,225)
     Adjustments to reconcile net loss to net cash
        cash provided by (used in) operating activities:
         Depreciation                                                             24,800                22,902
         Deferred income taxes                                                   (12,433)                 (387)
         Gain on sale of assets                                                      (93)                 (128)
         Foreign exchange gain                                                       (14)                 (131)
         Provision for doubtful accounts                                               -                   400
         Non-cash compensation expense                                                 -                   541
         Accretion of debt discount                                                  271                    43
     Tax benefit of stock option exercises                                           170                   183
     Net effect of changes in assets and liabilities
        related to operating accounts                                              4,978                 6,640
                                                                           -------------         -------------
         Cash provided by (used in) operating activities                          (6,127)               23,838
                                                                           -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions                                            (22,169)               (6,984)
     Proceeds from sale of property and equipment                                    244                   177
                                                                           -------------         -------------
         Cash used in investing activities                                       (21,925)               (6,807)
                                                                           -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                146,625                     -
     Irrevocable deposit for partial redemption
        of long-term debt                                                       (165,000)                    -
     Repayment of long-term debt                                                       -                  (315)
     Financing costs                                                                (575)                    -
     Proceeds from exercise of stock options                                         274                   654
                                                                           -------------         -------------
         Cash provided by financing activities                                   (18,676)                  339
                                                                           -------------         -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (46,728)               17,370
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   113,899               100,667
                                                                           -------------         -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $      67,171         $     118,037
                                                                           =============         =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR INTEREST                                                     $      11,350         $      11,361
                                                                           =============         =============
CASH PAID FOR TAXES                                                        $          39         $      (1,815)
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

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 2003 and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the three and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements in accordance with U.S. GAAP have been omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(2)      SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

         Basic earnings per share ("EPS") is based on the weighted average shares outstanding, during the applicable period, without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and shares issuable upon the conversion of the 3.75% Contingent Convertible Senior Notes once the contingency is met (see
Note 4). The following is a reconciliation of basic and diluted weighted average common shares outstanding:

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                     ---------------------------      --------------------------
                                                        2003             2002           2003              2002
                                                     ---------         ---------      ---------         --------
                                                                             (In thousands)
                                                                               (Unaudited)
Weighted average common shares
   outstanding - basic                                 181,217           180,942        181,160          180,852
Effect of dilutive securities:
   Options - Treasury Stock Method                           -                 -              -                -
   Contingent Convertible Senior Notes                       -                 -              -                -
                                                     ---------         ---------      ---------         --------

Weighted average common shares
   outstanding - diluted                               181,217           180,942        181,160          180,852
                                                     =========         =========      =========         ========

         In 2003, the Company has excluded approximately 23.3 million shares issuable upon conversion of the 3.75% Contingent Convertible Senior Notes as the contingency had not been met. The Company incurred a net loss for the three and six month periods ended June 30, 2003 and has, therefore, also

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


excluded options to purchase 10.7 million shares from the computation of diluted EPS as the effect would be anti-dilutive. The Company incurred a net loss for the three and six month periods ended June 30, 2002 and options to purchase 8.8 million shares for the three months ended June 30, 2002 and 9.0 million shares for the three months ended March 30, 2002 were not included in the computation of diluted EPS as the effect would have been anti-dilutive.

Stock-Based Compensation

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the provisions of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. The Company has adopted the more prominent disclosures required by SFAS No. 148 as of March 31, 2003; however, as permitted under SFAS No. 123 continues to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. These plans are more fully described in
Note 7.

         Accordingly, no compensation expense has been recognized for stock option grants as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the stock option grants been determined on the fair value at the grant dates consistent with the method of SFAS No. 123, Compensation", the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (amounts in thousands, except per share amounts):

                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                   -----------------------------      -----------------------------
                                                       2003             2002              2003             2002
                                                   -----------       -----------      -----------       -----------
                                                                               (Unaudited)
Net loss, as reported                              $   (14,185)      $    (4,048)     $   (23,806)      $    (6,225)
Add:  Stock-based employee
compensation expense included in
     reporting net income, net of
     related tax effects                                     -                 -                -               407
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax effects               (567)             (588)          (1,476)           (1,148)
                                                   -----------       -----------      -----------       -----------
Pro forma net loss                                 $   (14,752)      $    (4,636)     $   (25,282)      $    (6,966)
                                                   ===========       ===========      ===========       ===========

Loss per share - basic and diluted
     As reported                                   $    (0.08)       $    (0.02)      $     (0.13)      $    (0.03)
     Pro Forma                                     $    (0.08)       $    (0.03)      $     (0.14)      $    (0.04)

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

Recent Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have an effect on the Company's financial condition or results of operations for the three and six month periods ended June 30, 2003.

         In April, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections." Under the provisions of this statement, gains and losses from extinguishment of debt generally will no longer be classified as extraordinary items. In addition, this statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also makes various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The Company adopted SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations for the three and six month periods ended June 30, 2003.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS No. 146 did not have an effect on the Company's financial position or results of operations for the three and six month periods ended June 30, 2003.

         The FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," in April 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for existing contracts and new contracts entered into after June 30, 2003. The provisions of SFAS No. 149 are not expected to have a material impact on the Company's consolidated financial statements.

         The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 are not expected to have a material impact on the Company's consolidated financial statements.

Reclassification

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

(4)      LONG-TERM DEBT AND RESTRICTED CASH

Long-term debt consists of the following (amounts in thousands):

                                                                   June 30,            December 31,
                                                                     2003                  2002
                                                                -------------         -------------
                                                                 (Unaudited)
         8 7/8% Senior Notes due July 2007                      $     249,883         $     249,613
         3.75% Contingent Convertible
            Senior Notes due May 2023                                 150,000                     -
                                                                -------------         -------------
                                                                      399,883               249,613

         Less current maturities                                      165,000                     -
                                                                -------------         -------------
         Long-term debt                                         $     234,883         $     249,613
                                                                =============         =============

3.75% Contingent Convertible Senior Notes due May 2023

         On May 7, 2003, the Company issued $150.0 million aggregate principal amount of 3.75% Contingent Convertible Senior Notes due 2023 (the "3.75% Notes") in a private offering that yielded net proceeds of $146.6 million. The Notes bear interest at 3.75% per annum and mature on May 7, 2023. The Notes are convertible, upon the occurrence of certain events, at a conversion price of $6.45 per share, which is equal to a conversion rate of approximately 155.0388 shares per $1,000 principal amount of Notes, subject to adjustment. The Company will pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing May 7, 2008, if the average trading price of the Notes per $1,000 principal amount for the five day trading period ending on the third day immediately preceding the first day of the applicable six-month period equals $1,200 or more. The Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial. The Notes and the guarantees rank equally with

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


the Company's 8 7/8% Senior Notes due July 2007 (the "8 7/8% Notes"). Fees and expenses of $3.9 million incurred at the time of issuance are being amortized through May 2013.

         The Company may redeem some or all of the Notes at any time on or after May 14, 2008, at a redemption price shown below, payable in cash, plus accrued but unpaid interest, including contingent interest, if any, to the date of redemption:

                                                                Redemption
                           Period                                 Price
                           ------                               ----------
         May 14, 2008 through May 6, 2009.....................     101.88%
         May 7, 2009 through May 6, 2010......................     101.50%
         May 7, 2010 through May 6, 2011......................     101.13%
         May 7, 2011 through May 6, 2012......................     100.75%
         May 7, 2012 through May 6, 2013......................     100.38%
         May 7, 2013 and thereafter...........................     100.00%

         Holders may require the Company to repurchase all or a portion of the Notes on May 7, 2013 or May 7, 2018, and upon a change of control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued but unpaid interest, including contingent interest, if any, to the date of repurchase, payable in cash.

         The Notes are convertible, at the holders' option, prior to the maturity date into shares of our common stock under the following circumstances:

         o during any calendar quarter commencing after June 30, 2003, if the closing sale price per share of the Company's common stock over a specified number of trading days during the previous quarter is more than 110% of the conversion price per share ($7.10 per share) on the last trading day of the quarter;

         o    if the Company has called the Notes for redemption;

         o during any period after June 30, 2003, that the credit ratings assigned to the Notes by both Moody's Investors Service and Standard & Poor's Ratings Group are reduced below B1 and B+, respectively, or if after June 30, 2003 neither rating agency is rating the Notes;

         o during the five trading day period immediately following any nine consecutive trading day period in which the average trading price per $1,000 principal amount of the Notes for each day of such period was less than 95% of the product of the closing sale price per share of the Company's common stock on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the Notes; or upon the occurrence of specified corporate transactions, including a change of control.

8 7/8% Senior Notes due July 2007

         At June 30, 2003, the Company had $250.0 million in principal amount of 8 7/8% Notes outstanding. The 8 7/8% Notes, issued in June 1997 and May 1998, bear interest at 8 7/8% per annum with original maturities on July 1, 2007. The $146.6 million of net proceeds from the issuance of the 3.75% Notes plus $30.6 million of available cash were irrevocably deposited with the trustee of the 8 7/8% Notes to redeem $165.0 million aggregate principal amount of those notes at 102.9580%, plus accrued interest. On July 1, 2003, the cash deposited with the trustee was used to redeem the $165.0 million aggregate

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


principal amount of the 8 7/8% Notes. As a result, $165.0 million is included as current maturities of senior notes and $177.2 million is included in restricted cash on the consolidated balance sheet at June 30, 2003. The 8 7/8% Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial. Amortization of the previously deferred financing costs associated with the partial redemption of the 8 7/8% Notes on July 1, 2003 was accelerated and approximately $2.5 million in additional interest expense was recognized in the quarter ended June 30, 2003. All other fees and expenses incurred at the time of issuance are being amortized and discounts are being accreted over the life of the 8 7/8% Notes.

         The Company has the option to redeem the 8 7/8% Notes in whole or in part during the twelve month periods beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at 101.4792% and beginning July 1, 2005 and thereafter at 100.0000% together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the indentures, each holder of the 8 7/8% Notes will have the right to require the Company to repurchase all or any part of such holder's 8 7/8% Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. We may also, from time to time, seek to retire the 8 7/8% Notes through redemption, open market purchases and privately negotiated transactions. Any difference between the redemption price and the face value of the 8 7/8% Notes will be recorded as interest expense.

CIT Facility

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

         The CIT Facility contains certain affirmative and negative covenants and the Company is in compliance with these covenants. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility which is also secured by the Company's guarantees and certain of the Company's wholly-owned subsidiaries guarantees. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside the contiguous 48 states of the United States of America.
The Company currently has no outstanding balance under the CIT Facility and had $10.9 million of undrawn standby letters of credit at June 30, 2003. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and retained losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

         The Company had non-cash activities for the six months ended June 30, 2002 related to vehicle additions under capital leases. The non-cash amount excluded from cash used in investing activities and cash provided by financing activities was $127,000 for the six months ended June 30, 2002.

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

(7)      STOCK OPTION PLANS AND SEVERANCE

         The 2003 Incentive Plan (the "2003 Plan") was approved by shareholders in May 2003. The 2003 Plan authorizes the grant of the following equity-based incentives:

         o    incentive stock options;

         o    non-statutory stock options;

         o    restricted shares; and

         o    other stock-based and cash awards.

         The 2003 Plan replaced the Company's 1996 Employee Stock Option Plan (the "1996 Plan"); provided, however that outstanding options previously granted shall continue to be exercisable subject to the terms and conditions of such grants. The 1996 Plan allowed for grants of non-statutory options to purchase common stock, but no further grants of common stock will be made under the 1996 Plan. The 2003 Plan reserves a maximum of 17.0 million shares of the Company's common stock underlying all equity-based awards, but is reduced by the shares of common stock subject to previous grants under the 1996 Plan. At June 30, 2003, there were 6.1 million shares of common stock available for grant under the 2003 Plan until March 2013. The Company also has outstanding options to purchase 2.0 million shares under stock option agreements between the Company and its chief executive officer and directors. These stock option agreements are outside of any of the Company's employee stock option plans.
The exercise price of stock options approximates the fair market value of the stock at the time the option is granted. A portion of the outstanding options became exercisable upon issuance and the remaining become exercisable in varying increments over three to five-year periods. The options expire on the tenth anniversary of the date of grant.

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

         The Company had one customer which represented approximately 14% of revenue in the second quarter of 2003; however, there were no customers with revenue greater than 10% for the six month period ended June 30, 2003. For the three and six month periods ended June 30, 2002, the Company had one customer which represented approximately 11% of total revenue.

                         GREY WOLF INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of Grey Wolf, Inc. included elsewhere herein and with our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

GENERAL

         We are a leading provider of contract land drilling services in the United States with a fleet of 117 rigs, of which 80 rigs are currently marketed. Our customers include independent producers and major oil and gas companies. We conduct all of our operations through our subsidiaries in the Ark-La-Tex, Gulf Coast, Mississippi/Alabama, South Texas, West Texas and Rocky Mountain regions.

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

Rig Activity

         The land rig count and our average rig count were relatively stable from the second quarter of 2002 through January 2003. Since the end of January, we have seen an increase in demand for drilling rigs and our average number of rigs working increased approximately 11% from the fourth quarter of 2002 to the second quarter of 2003. Subsequent to June 30, 2003, we have averaged 64 rigs working, which is approximately 19% greater than the average during the fourth quarter of 2002.

         The table below shows the average number of our rigs working in our operating markets during the periods indicated:

                   2001                                         2002                             2003
-----------------------------------------       -------------------------------------    -------------------
                                     Full                                        Full                 Q-3 to
   Q-1      Q-2      Q-3      Q-4    Year       Q-1      Q-2     Q-3     Q-4     Year    Q-1   Q-2     Date
   ---      ---      ---      ---    ----       ---      ---     ---     ---     ----    ---   ---    ------
   88        92      91      68       85         56      54       55      54      55      59    60      64

Drilling Contract Bid Rates

         Dayrates are generally driven by utilization. As utilization declined, our daywork bid rates declined to a range of between $7,000 and $8,500 per rig day during the fourth quarter of 2002. Those bid rates continued into the first quarter of 2003. However, with the increased utilization, we have also seen an increase in leading edge bid rates. Our current leading edge bid rates are currently between $7,750 and $9,500 per rig day. All leading edge bid rates exclude fuel and top drives.

         In addition to our fleet of drilling rigs, we currently own 15 top drives for which our current bid rates are approximately $1,500 per day. Bid rates for our top drives are in addition to the above stated bid rates for our rigs.

Turnkey and Footage Contract Activity

         Turnkey and footage work continues to be an important part of our business strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher operating margins than would otherwise have been obtainable under daywork contracts. During the second quarter of 2003, our turnkey and footage operating margin (revenues less drilling operations expenses) was $4,070 per rig day compared to a daywork operating margin of $866 per rig day.

         The operating margins generated on turnkey and footage contracts vary widely based upon a number of factors, including the location of the contracted work as well as the depth and level of complexity of the wells drilled. The demand for drilling services under turnkey and footage contracts has historically been greater during periods of overall lower demand.

         During the second quarter of 2003, turnkey and footage work represented 46% of our operating margin and 15% of total days worked compared to 22% of our operating margin and 9% of total days worked in the second quarter of 2002. We expect to average between 6 to 9 rigs working under turnkey and footage contracts during the third quarter of 2003; however, there can be no assurance that we will be able to maintain the current level of activity or operating margins derived from turnkey and footage contracts.

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

         Property and Equipment Depreciation. Property and equipment are stated at cost with depreciation calculated using the straight-line method over the estimated useful lives of the assets. We expense our maintenance and repair costs as incurred. We estimate the useful lives of our assets are between three and fifteen years.

         Impairment of Long-Lived Assets. We assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such indicators include changes in our business plans, a change in the physical condition of a long-lived asset or the extent or manner in which it is being used, or a severe or sustained downturn in the oil and gas industry. If a review of our long-lived assets indicates that the carrying value of certain of these assets is more than the estimated undiscounted cash flows, a write-down of the assets to their estimated fair market value must be made. The estimated fair market value is the amount at which an asset could be bought or sold in an arms-length transaction. Quoted market prices in active markets are the best estimate of fair market value, however, quoted market prices will generally not be available. As a result, fair value must be determined based upon other valuation techniques. This could include appraisals or present value calculations. The calculation of undiscounted future net cash flows and fair market value is based on estimates and projections.

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

         Income Taxes. Our deferred tax assets consist primarily of net operating loss carryforwards ("NOL's") which expire from 2010 to 2022. Deferred tax assets must be assessed based upon the likelihood of recoverability from future taxable income and to the extent that recovery is not likely, a valuation allowance is established. At June 30, 2003, we did not have a valuation allowance as we believe that it is more likely than not that we will be able to generate future taxable income sufficient to recover our deferred tax assets. Our business, however, is extremely cyclical and is highly sensitive to changes in oil and natural gas prices and there can be no assurances that future economic or financial developments will not impact our ability to recover our deferred tax assets.

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

Financial Outlook and Strategy

         We believe the outlook for the future of natural gas exploration and production remains positive. Recent higher than expected injections into U.S. natural gas storage are a concern, but we believe natural gas prices remain at attractive levels and our customers are benefiting from these prices. On August 11, 2003, the twelve-month strips for natural gas and oil are at $5.21 per mmbtu and $29.56 per barrel, respectively.

         The recent refinancing of our debt will result in an approximate $9.5 million reduction in annual interest expense and extends the maturity on a portion of our debt from 2007 to 2023, subject to call in 2013 and 2018. We will continue to operate in a prudent manner to provide our customers with value-added service and to use discipline in our capital spending programs.

         Capital expenditures for the second quarter of 2003 were $19.4 million, which included the $9.0 million cash purchase of two diesel electric SCR rigs. Capital expenditures for all of 2003 are projected to be approximately $33.0 million to $35.0 million, subject to the actual and anticipated level of rig activity in our operating markets.

         We currently have 22 cold-stacked rigs, which can be reactivated, as demand dictates, for an estimated $1.5 million to $2.0 million in the aggregate. This would increase our marketed rig count to 102 rigs. In addition, we have 15 inventory rigs that are available for refurbishment and reactivation should the demand arise. These rigs could be returned to service for an average estimated cost of approximately $5.0 million per rig.

         Based on currently anticipated levels of activity and dayrates, we expect to generate an operating margin of approximately $8.4 million, or $1,400 per rig day for the third quarter of 2003. Net loss per share for the third quarter of 2003 is expected to be approximately $0.04 on a diluted basis, projecting an annual tax benefit rate between 34% and 35%. We expect depreciation expense of approximately $12.6 million and interest expense of approximately $3.7 million in the third quarter of 2003.

FINANCIAL CONDITION AND LIQUIDITY

         The following table summarizes our financial position as of June 30, 2003 and December 31, 2002.

                                                        June 30, 2003                  December 31, 2002
                                                 ------------------------         --------------------------
                                                         (Unaudited)
                                                                     (Dollars in thousands)
                                                    Amount             %             Amount               %
                                                 -------------       ----         -------------         ----
         Working capital                         $      66,675         14         $     114,353           21
         Property and equipment, net                   418,009         85               420,791           78
         Other noncurrent assets                         5,528          1                 4,668            1
                                                 -------------       ----         -------------         ----
                  Total                          $     490,212        100         $     539,812          100
                                                 =============       ====         =============         ====

         Long-term debt                          $     234,883         48         $     249,613           46
         Other long-term liabilities                    53,433         11                64,941           12
Shareholders' equity                                   201,896         41               225,258           42
                                                 -------------       ----         -------------         ----
                  Total                          $     490,212        100         $     539,812          100
                                                 =============       ====         =============         ====

         The significant changes in our financial position from December 31, 2002 to June 30, 2003 are a decrease in working capital of $47.7 million, a decrease in other long-term liabilities of $11.5 million, and a decrease in shareholders' equity of $23.4 million. The decrease in working capital is a result of the issuance of the 3.75% Contingent Convertible Senior Notes due 2023 (the "3.75% Notes") and partial redemption of the 8 7/8% Senior Notes due 2007 (the "8 7/8% Notes"), the net loss for the period and capital expenditures. The decrease in shareholder's equity and other long-term liabilities is due almost entirely to the net loss for the period of $23.8 million and the related deferred tax benefit of $12.3 million.

Issuance of 3.75% Notes and Partial Redemption of 8 7/8% Notes

         On May 7, 2003, we issued $150.0 million aggregate principal amount of 3.75% Notes. The net proceeds of $146.6 million from the 3.75% Notes and $30.6 million of our available cash, a total of $177.2 million, were irrevocably deposited with the trustee of the 8 7/8% Notes during the second quarter of 2003, to redeem $165.0 million aggregate principal amount of the 8 7/8% Notes, plus accrued interest. The partial redemption of the 8 7/8% Notes was made in the third quarter, on July 1, 2003, which was the first date of the next scheduled reduction in the premium payable by us upon redemption of the 8 7/8% Notes. We partially redeemed the 8 7/8% Notes at the reduced redemption premium of 102.9580%. This redemption premium of $4.9 million is included in interest expense in the second quarter of 2003. Amortization of the previously deferred financing costs associated with the $165.0 million redeemed on July 1, 2003 was accelerated and approximately $2.5 million of additional interest expense was recognized in the quarter ended June 30, 2003.

         We notified the trustee of our intention to partially redeem the 8 7/8% Notes and irrevocably deposited with the trustee the $177.2 million necessary for the partial redemption during the second quarter. As a result, our balance sheet at June 30, 2003, reflects $165.0 million in current liabilities for the maturity of $165.0 million aggregate principal amount of the 8 7/8% Notes redeemed on July 1, 2003, and $177.2 million in restricted cash for the funds on deposit with the trustee at June 30, 2003.

         After the partial redemption of the 8 7/8% Notes, we owe $85.0 million in aggregate principal amount of the 8 7/8% Notes and $150.0 million of aggregate principal amount of the 3.75% Notes, for a total aggregate principal amount of $235.0 million for both classes of senior notes. Our annual interest expense will be reduced by approximately $9.5 million as a result of the refinancing, including approximately $9.0 million of cash savings.

         Semi-annual interest payments of $3.8 million will be made on the 8 7/8% Notes on January 1 and July 1 of each year and semi-annual interest payments of $2.8 million will be made on the 3.75% Notes on May 7 and November 7 of each year through the dates of maturity. To the extent we are unable to generate cash flow sufficient to pay debt service and meet our other cash needs, including capital expenditures, we would be required to use our cash on hand. At August 11, 2003, our cash and cash equivalents balance was approximately $54.0 million.

         The net effect on working capital of this refinancing was a reduction of $23.8 million consisting of $15.0 million net reduction in debt outstanding, $4.9 million in a redemption premium paid on the 8 7/8% Notes and $3.9 million in financing cost related to the issuance of the 3.75% Notes.

          Capital expenditures of $22.2 million during the period also contributed to the decrease in working capital. Capital expenditures included the cash purchase of two diesel electric SCR rigs for $9.0 million.

3.75% Notes

         On May 7, 2003, the Company issued $150.0 million aggregate principal amount of 3.75% Notes in a private offering. The 3.75% Notes bear interest at 3.75% per annum and mature on May 7, 2023. The 3.75% Notes are convertible, upon the occurrence of certain events, at a conversion price of $6.45 per share, which is equal to a conversion rate of approximately 155.0388 shares per $1,000 principal amount of 3.75% Notes, subject to adjustment. We will pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing May 7, 2008, if the average trading price of the 3.75% Notes per $1,000 principal amount for the five day trading period ending on the third day immediately preceding the first day of the applicable six-month period equals $1,200 or more. The 3.75% Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are immaterial. The 3.75% Notes and the guarantees rank equally with our 8 7/8% Notes. Fees and expenses of approximately $3.9 million incurred at the time of issuance are being amortized through May 2013, the first date the holders may require us to repurchase the 3.75% Notes.

         We may redeem some or all of the 3.75% Notes at any time on or after May 14, 2008, at a redemption price shown below, payable in cash, plus accrued but unpaid interest, including contingent interest, if any, to the date of redemption:

                                                                     Redemption
                           Period                                       Price
                           ------                                    ----------
         May 14, 2008 through May 6, 2009..........................    101.88%
         May 7, 2009 through May 6, 2010...........................    101.50%
         May 7, 2010 through May 6, 2011...........................    101.13%
         May 7, 2011 through May 6, 2012...........................    100.75%
         May 7, 2012 through May 6, 2013...........................    100.38%
         May 7, 2013 and thereafter................................    100.00%

         Holders may require us to repurchase all or a portion of their 3.75% Notes on May 7, 2013 or May 7, 2018, and upon a change of control, as defined in the Indenture governing the 3.75% Notes, at 100% of the principal amount of the 3.75% Notes, plus accrued but unpaid interest, including contingent interest, if any, to the date of repurchase, payable in cash.

         The 3.75% Notes are convertible, at the holders' option, prior to the maturity date into shares of our common stock in the following circumstances:

         o during any calendar quarter commencing after June 30, 2003, if the closing sale price per share of our common stock over a specified number of trading days during the previous quarter is more than 110% of the conversion price per share ($7.10 per share) on the last trading day of the quarter;

         o    if we have called the 3.75% Notes for redemption;

         o during any period after June 30, 2003, that the credit ratings assigned to the 3.75% Notes by both Moody's Investors Service and Standard & Poor's Ratings Group are reduced below B1 and B+, respectively, or if after June 30, 2003 neither rating agency is rating the 3.75% Notes;

         o during the five trading day period immediately following any nine consecutive trading day period in which the average trading price per $1,000 principal amount of the 3.75% Notes for each day of such period was less than 95% of the product of the closing sale price per share of our common stock on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the 3.75% Notes; or

         o upon the occurrence of specified corporate transactions, including a change of control.

         The indentures to the 3.75% Notes do not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of our securities, and does not contain any financial covenants.

8 7/8% Notes

         On June 30, 2003, we had $250.0 million in principal amount of 8 7/8% Notes outstanding. The 8 7/8% Notes, issued in June 1997 and May 1998, bear interest at 8 7/8% per annum with original maturities on July 1, 2007. The 8 7/8% Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are immaterial. All remaining fees and expenses incurred at the time of issuance are being amortized and discounts are being accreted over the life of the 8 7/8% Notes.

         We have the option to redeem the 8 7/8% Notes in whole or in part during the twelve months beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at 101.4792% and beginning July 1, 2005 and thereafter at 100.0000% together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the indentures governing the 8 7/8% Notes, each holder of the 8 7/8% Notes will have the right to require us to repurchase all or any part of such holder's 8 7/8% Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. We may also, from time-to-time, seek to retire the 8 7/8% Notes through redemptions, open market purchases and privately-negotiated transactions. Any difference between the redemption price and the face value of the 8 7/8% Notes will be recorded as interest expense.

         The indentures for the 8 7/8% Notes permit us and our subsidiaries to incur additional indebtedness, including senior indebtedness of up to $100.0 million aggregate principal amount which may be secured by liens on all of our assets and the assets of our subsidiaries, subject to certain limitations. The indentures contain other covenants limiting our ability and our subsidiaries' ability to, among other things, pay dividends or make certain other restricted payments, make certain investments, incur additional indebtedness, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications. The indentures consider non-compliance with the limitations events of default. In addition to non-payment of interest and principal amounts on the 8 7/8% Notes, the indentures also consider default with respect to other indebtedness in excess of $10.0 million an event of default. In the event of a default, the principal and interest could be accelerated upon written notice by 25% or more of the holders of our 8 7/8% Notes. We are in compliance with these covenants.

CIT Facility

         We have a $75.0 million credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility") which expires during January 2006. The CIT Facility provides us with the ability to borrow up to the lesser of $75.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. The CIT Facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon our debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $20.0 million available for letters of credit. We are required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum. The CIT Facility contains certain affirmative and negative covenants and we are in compliance with these covenants. Substantially all of our assets, including our drilling equipment, are pledged as collateral under the CIT Facility which is also secured by our guarantees and certain of our wholly-owned subsidiaries' guarantees. However, we retain the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside the contiguous 48 states of the United States of America. We currently have no outstanding balance under the CIT Facility and had $10.9 million of undrawn letters of credit at June 30, 2003. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and retained losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

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

         Additionally, if the total amount outstanding under the CIT Facility (including outstanding letters of credit) exceeds 50% of the orderly liquidation value of our domestic rigs, we are required to make a prepayment in the amount of the excess. Also, if the average rig utilization rate falls below 45% for two consecutive months, the lender will have the option to request one additional appraisal per year to aid in determining the current orderly liquidation value of the drilling equipment. Average rig utilization is defined as the total number of rigs owned which are operating under drilling contracts in the 48 contiguous states of the United States of America divided by the total number of rigs owned, excluding rigs not capable of working without substantial capital investment. Events of default under the CIT Facility include, in addition to non-payment of amounts due, misrepresentations and breach of loan covenants and certain other events including:

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

Certain Contractual Commitments

         The following table summarizes certain of our contractual cash obligations and related payments due by period at June 30, 2003 (unaudited) (amounts in thousands):

                                                                  Payments Due by Period(1)
                                      -----------------------------------------------------------------------------
                                                       Less than            1-3             4-5           After 5
Contractual Obligation                   Total            1 year           years           years           years
----------------------                -----------      -----------      -----------    -----------      -----------
3.75% Notes(2)
     Principal                        $   150,000      $         -      $         -    $         -      $   150,000
     Interest                             112,500            5,625           11,250         11,250           84,375
8 7/8% Notes (2)
     Principal                            250,000          165,000(3)             -         85,000                -
     Interest                              46,151           19,747           15,088         11,316                -
Operating leases                            1,212              689              512             11                -
                                      -----------      -----------      -----------    -----------      -----------
Total contractual
   cash obligations                   $   559,863      $   191,061      $    26,850    $   107,577      $   234,375
                                      ===========      ===========      ===========    ===========      ===========

-------------------
(1) Except for the redemption of $165.0 million aggregate principal amount of 8 7/8% Notes on July 1, 2003, this assumes no acceleration of maturity dates due to redemption, conversion or breach of, or default under, the terms of the applicable contractual obligation.
(2) See "8 7/8% Notes" and "3.75% Notes", above, for information relating to covenants, the breach of which could cause a default under, and acceleration of the maturity date. Also see "3.75% Notes" for information related to the holders' conversion rights.
(3)   Represents partial redemption of the 8 7/8% Notes on July 1, 2003.

         Our CIT Facility provides up to $20.0 million for the issuance of letters of credit. If letters of credit which we cause to be issued are drawn upon by the holders of those letters of credit, then we will become obligated to repay those amounts along with any accrued interest and fees. Letters of credit issued reduce the amount available for borrowing under the CIT Facility and, as a result, we had borrowing capacity of $64.1 million at June 30, 2003. The following table illustrates the undrawn outstanding standby letters of credit at June 30, 2003 and the potential maturities if drawn upon by the holders (unaudited) (amounts in thousands):

                                                             Payments Due by Period (1)
                                      -----------------------------------------------------------------------------
        Potential                        Total         Less than            1-3              4-5          Over 5
Contractual Obligation                 Committed       1 year              years            years          years
----------------------                -----------      -----------      -----------     -----------      ----------
Standby letters of credit             $    10,945      $         -      $    10,945     $        -      $         -
                                      -----------      -----------      -----------     ----------      -----------
Total                                 $    10,945      $         -      $    10,945     $        -      $         -
                                      ===========      ===========      ===========     ==========      ===========

-------------------

(1) Assumes no acceleration of maturity date due to breach of, or default under, the potential contractual obligation.

Cash Flow
         The net cash provided by or used in our operating, investing and financing activities is summarized below:
                                                        Six Months Ended
                                                            June 30,
                                                 ------------------------------
                                                     2003              2002
                                                 -------------    -------------
                                                          (In thousands)
                                                           (Unaudited)
         Net cash provided by (used in):
              Operating activities               $      (6,127)   $      23,838
              Investing activities                     (21,925)          (6,807)
              Financing activities                     (18,676)             339
                                                 -------------    -------------
         Net increase (decrease) in cash         $     (46,728)   $      17,370
                                                 =============    =============

         Our cash flows from operating activities are affected by a number of factors including the number of rigs under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow used in operating activities during the first six months of 2003 was $6.1 million and generated from operating activities during the first six months of 2002 was $23.8 million. The decrease in cash flows from operating activities is principally due to a 57% decrease in the average per rig day operating margins between the two periods.

         Cash flow used in investing activities for the six months ended June 30, 2003 primarily consisted of $22.2 million of capital expenditures which included the cash purchase of two diesel electric SCR rigs for $9.0 million. Cash flow used in investing activities for the six month period ended June 30, 2002 primarily consisted of $7.0 million of capital expenditures.

         Cash flow used in financing activities for the six months ended June 30, 2003 consisted of $165.0 million of funds irrevocably deposited with the trustee of the 8 7/8% Notes for partial redemption on July 1, 2003 offset by net proceeds of $146.6 million from the issuance of $150.0 million of 3.75% Notes on May 7, 2003. Cash flow provided by financing activities for the six months ended June 30, 2002 consisted of $654,000 from stock option exercises.

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

RESULTS OF OPERATIONS

         Our drilling contracts generally provide compensation on either a daywork, turnkey or footage basis. However, successfully completed turnkey and footage contracts generally result in higher revenues per rig day worked than under daywork contracts. Operating margins per rig day worked on successful turnkey and footage jobs are also generally greater than under daywork contracts, although we are typically required to bear additional operating costs (such as drill bits) that would typically be paid by the customer under daywork contracts. Contract drilling revenues, drilling operating expenses and operating margins or losses on turnkey and footage contacts are affected by a number of variables, which include the depth of the well, geological complexities and the actual difficulties encountered in drilling the well.

Comparison of the Three Months Ended June 30, 2003 and 2002

         The following table highlights rig days worked, contract drilling revenue and drilling operating expenses for our daywork and turnkey operations for the three months ended June 30, 2003 and 2002.

                                            Three Months Ended                          Three Months Ended
                                               June 30, 2003                             June 30, 2002
                                    -----------------------------------   ---------------------------------------
                                      Daywork       Turnkey                 Daywork         Turnkey
                                     Operations   Operations(2)    Total   Operations     Operations(2)     Total
                                    -----------   -------------    -----  -----------    -------------      -----
                                              (Dollars in thousands, except averages per rig day worked)
                                                                    (Unaudited)
Rig days worked                        4,643           825        5,468            4,511          427         4,938

Contract drilling revenue           $ 43,821     $  23,128    $  66,949       $   48,776     $ 14,078    $   62,854
Drilling operating
     expenses(1)                      39,799        19,770       59,569           37,746       10,972        48,718
                                    --------     ---------    ---------       ----------     --------    ----------
Operating margin                    $  4,022     $   3,358    $   7,380       $   11,030     $  3,106    $   14,136
                                    ========     =========    =========       ==========     ========    ==========

Average per rig day worked
   Contract drilling revenue        $  9,438     $  28,034    $  12,244       $   10,813     $ 32,939    $   12,729
   Drilling operating
     expenses (1)                      8,572        23,964       10,894            8,368       25,672         9,866
                                    --------     ---------    ---------       ----------     --------    ----------
   Operating margin                 $    866     $   4,070    $   1,350       $    2,445     $  7,267    $    2,863
                                    ========     =========    =========       ==========     ========    ==========

-----------------
(1) Drilling operating expenses do not include depreciation and general and administrative expenses.
(2)   Turnkey operations include the results from turnkey and footage contracts.

         Total contract drilling revenue increased approximately $4.1 million, or 7%, to $66.9 million for the three months ended June 30, 2003, from $62.9 million for the three months ended June 30, 2002. This increase is due to an 11% increase in rig days worked primarily from turnkey operations, offset by lower average revenue per day. Daywork average contract drilling revenue per rig day declined by $1,375 due to the replacement of expiring term contracts with spot market contracts at lower rates. Turnkey operations also contributed to the decrease in the total per day average as a result of lower dayrates in 2003 which affects the overall turnkey price.

         Total drilling operating expenses increased by approximately $10.9 million, or 22%, to $59.6 million for the three months ended June 30, 2003, as compared to $48.7 million for the three months ended June 30, 2002. The increase is primarily a result of the increased level of activity from turnkey operations. Operating expenses from turnkey operations on a per rig day basis decreased principally due to the differences in the complexity of the turnkey wells drilled during the second quarter of 2003 when compared to the same period of 2002.

         Depreciation expense increased by $960,000, or 8%, to $12.5 million for the three months ended June 30, 2003, compared to $11.5 million for the three months ended June 30, 2002. During the fourth quarter of 2002, we made the decision not to return five rigs to service and reclassified the component parts of these rigs to spare equipment shortening the depreciable lives of this equipment. In addition, depreciation expense is higher due to capital expenditures during the first six months of 2003.

         Interest income remained relatively unchanged in 2003 compared to the same period in 2002. Interest rates have declined in 2003 but this decrease was offset by additional interest earned from May 7, 2003 to June 30, 2003 on the net proceeds of $146.6 million received from the issuance of our 3.75%

3.75% Notes. These funds were used to redeem $165.0 million aggregate principal amount of our 8 7/8% Notes on July 1, 2003.

         Interest expense increased by $8.5 million, or 143%, to $14.5 million for the three months ended June 30, 2003 from $6.0 million for the same period in 2002. Interest expense in 2003 includes approximately $8.5 million of costs associated with the partial redemption of our 8 7/8% Notes on July 1, 2003 and interest on the $150.0 million aggregate principal amount of the 3.75% Notes issued on May 7, 2003. These costs include a $4.9 million redemption premium for the 8 7/8% Notes, $2.5 million in accelerated amortization of a pro-rata portion of the previously deferred financing costs on the 8 7/8% Notes, and interest on the 3.75% Notes from May 7, 2003 to June 30, 2003.

Comparison of the Six Months Ended June 30, 2003 and 2002

         The following tables highlight rig days worked, contract drilling revenue and drilling operating expenses for our daywork and turnkey operations for the six months ended June 30, 2003 and 2002.

                                             Six Months Ended                           Six Months Ended
                                               June 30, 2003                             June 30, 2002
                                   -------------------------------------      ----------------------------------
                                     Daywork        Turnkey                    Daywork        Turnkey
                                   Operations     Operations(2)   Total       Operations    Operations(2)  Total
                                   ----------     -------------   -----       ----------    -------------  -----
                                              (Dollars in thousands, except averages per rig day worked)
                                                                      (Unaudited)
Rig days worked                         9,251        1,489        10,740            9,318         675         9,993

Contract drilling revenue          $   86,468    $  42,868    $  129,336       $  106,056    $ 21,710    $  127,766
Drilling operating
     expenses (1)                      78,047       36,807       114,854           79,218      17,148        96,366
                                   ----------    ---------    ----------       ----------    --------    ----------
Operating margin                   $    8,421    $   6,061    $   14,482       $   26,838    $  4,562    $   31,400
                                   ==========    =========    ==========       ==========    ========    ==========

Average per rig day worked
   Contract drilling revenue            9,347       28,790        12,042       $   11,382    $ 32,177    $   12,786
   Drilling operating
     expenses (1)                       8,437       24,720        10,694            8,502      25,416         9,644
                                   ----------    ---------    ----------       ----------    --------    ----------
   Operating margin                $      910    $   4,070    $    1,348       $    2,880    $  6,761    $    3,142
                                   ==========    =========    ==========       ==========    ========    ==========

---------------------
(1) Drilling operating expenses do not include depreciation and general and administrative expenses.
(2) Turnkey operations include the results from turnkey and footage contracts.

         Total contract drilling revenue increased approximately $1.6 million, or 1% to $129.3 million for the six months ended June 30, 2003, from $127.8 million for the six months ended June 30, 2002. This increase is due to a 7% increase in rig days worked primarily from turnkey operations, offset by a lower average revenue per day. Daywork average contract drilling revenue per rig day decreased by $2,035 due to the replacement of expiring term contracts with spot market contracts at lower rates. Turnkey operations also contributed to the decrease in the total per day average as a result of lower dayrates in 2003 which affects the overall turnkey price.

         Total drilling operating expenses increased by approximately $18.5 million, or 19% to $114.9 million for the six months ended June 30, 2003, as compared to $96.4 million for the six months ended June 30, 2002. The increase is primarily due to the increased level of activity from turnkey operations. Operating expenses from turnkey operations on a per rig day basis decreased principally due to the differences in the complexity of the turnkey wells drilled during the second quarter of 2003 when compared to the same period of 2002.

         Depreciation expense increased by $1.9 million, or 8%, to $24.8 million for the six months ended June 30, 2003 compared to $22.9 million for the six months ended June 30, 2002. During the fourth quarter of 2002, we made the decision not to return five rigs to service and reclassified the component parts of these rigs to spare equipment shortening the depreciable lives of this equipment. In addition, depreciation expense is higher due to capital expenditures during the first six months of 2003.

         General and administrative expenses remained relatively unchanged comparing the six-month periods ended June 30, 2003 and 2002. Items affecting general and administrative expenses include $350,000 in compensation expense in 2003 related to the hiring of our Executive Vice President and Chief Operating Officer. Severance costs of $330,000 and non-cash compensation expense of $515,000 related to stock options were recorded as a result of the termination of employment of an executive officer in 2002.

         Interest income decreased by $188,000, or 21% to $716,000 for the six months ended June 30, 2003, from $904,000 million for the same period of 2002 due primarily to lower interest rates. This decline was partially offset by additional interest earned from May 7, 2003 to June 30, 2003 on the net proceeds of $146.6 million received from the issuance of our 3.75% Notes. These funds were used to redeem $165.0 million aggregate principal amount of our 8 7/8% Notes on July 1, 2003.

         Interest expense increased by $8.6 million, or 72%, to $20.6 million for the three months ended June 30, 2003 from $11.9 million for the same period in 2002. Interest expense in 2003 includes approximately $8.5 million of costs associated with the partial redemption of our 8 7/8% Notes on July 1, 2003 and interest on the $150.0 million aggregate principal amount of 3.75% Notes issued on May 7, 2003. These costs include a $4.9 million redemption premium for the 8 7/8% Notes, $2.5 million in accelerated amortization of a pro-rata portion of the previously deferred financing costs on the 8 7/8% Notes, and interest on the 3.75% Notes from May 7, 2003 to June 30, 2003.

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

ITEM 4.    CONTROLS AND PROCEDURES

         As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There have been no significant changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 13, 2003, the annual meeting of our shareholders was held and the holders of our common stock elected Frank M. Brown, William T. Donovan, and Thomas P. Richards as Class I Directors. The Class I Directors will hold office until the Annual Meeting in 2006 or until their respective successors have been duly elected and qualified. The following details the number of votes for the election of these directors and the number of votes withheld.

              Director                For           Withheld
         ------------------       -----------       --------
         Frank M. Brown           159,321,016       2,188,923
         William T. Donovan       159,320,616       2,189,323
         Thomas P. Richards       158,753,950       2,755,989

         The holders of our common stock also approved and adopted the 2003 Incentive Plan. The following details the number of votes.

             For             Against          Abstaining     Broker Non-Votes
         -----------    -----------------     ----------     ----------------
         111,979,248       13,346,688          561,914         35,622,089

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

         o    sufficiency of our capital resources and liquidity; and

         o    depreciation, interest expense and capital expenditures in 2003.

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

         o    uninsured or underinsured casualty losses;

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

         o unforeseen operating costs such as cost for environmental remediation and turnkey cost overruns; and

         o    weather conditions.

         Our forward-looking statements speak only as of the date specified in such statements or, if no date is stated, as of the date of this report. Grey Wolf, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or with regard to any change in events, conditions or circumstances on which our forward-looking statements are based. Please refer to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 14, 2003 for additional information concerning risk factors that could cause actual results to differ from the forward-looking statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         31.1     Certification of Chief Executive Officer pursuant to
                  Rule 13a-14(a)

         31.2     Certification of Chief Financial Officer pursuant to
                  Rule 13a-14(a)

         32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

(b)      Reports on Form 8-K

         1. We filed a Report on Form 8-K with the Securities and Exchange Commission on May 1, 2003 with regard to our press release, pursuant to Rule 135c under the Securities Act of 1933, announcing our agreement to sell $150.0 million of aggregate principal amount of 3.75% Notes due 2023 in a private offering.

         2. We filed a Report on Form 8-K with the Securities and Exchange Commission on May 8, 2003 with regard to our press release, pursuant to Rule 135c under the Securities Act of 1933, announcing the closing of our private offering of $150.0 million of aggregate principal amount of 3.75% Notes due 2023.

         3. We filed a Report on Form 8-K with the Securities and Exchange Commission on July 23, 2003 with regard to our press release announcing updated earnings guidance for the second quarter of 2003.

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                           GREY WOLF, INC.

Date:    August 13, 2003                   By:  /s/ David W. Wehlmann
                                                -------------------------------
                                                 David W. Wehlmann
                                                 Executive Vice President and
                                                 Chief Financial Officer


Date:    August 13, 2003                   By:  /s/ Merrie S. Costley
                                                -------------------------------
                                                Merrie S. Costley
                                                Vice President and Controller

                               INDEX TO EXHIBITS


Exhibits        Description
--------        -----------

  31.1          Certification of Chief Executive Officer pursuant to
                Rule 13a-14(a)

  31.2          Certification of Chief Financial Officer pursuant to
                Rule 13a-14(a)

  32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.