Form 10-Q
period 2003-09-30
GREY WOLF INC
filed 2003-11-12
CIK 320186

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2003
                                       or
       Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                          Yes     [X]        No     [ ]

         The number of shares of the Registrant's common stock, par value $.10 per share, outstanding at November 10, 2003, was 181,283,431.


===============================================================================

                        GREY WOLF, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                                                          PAGE
PART I.       Financial Information
              Item 1.      Financial Statements
                           Consolidated Balance Sheets                                                      3
                           Consolidated Statements of Operations                                            4
                           Consolidated Statements of Shareholders' Equity
                               and Comprehensive Income                                                     5
                           Consolidated Statements of Cash Flows                                            6
                           Notes to Consolidated Financial Statements                                       7
              Item 2.      Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                         15
              Item 3.      Quantitative and Qualitative Disclosure about Market Risk                       26
              Item 4.      Controls and Procedures                                                         26

PART II.      Other Information
              Item 1.      Legal Proceedings                                                               27
              Item 2       Changes in Securities and Use of Proceeds                                       27
              Item 3.      Defaults Upon Senior Securities                                                 27
              Item 4.      Submission of Matters to a Vote of Security Holders                             27
              Item 5.      Other Information                                                               27
              Item 6.      Exhibits and Reports on Form 8-K                                                28
              Signatures                                                                                   29

                        GREY WOLF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                            September 30,         December 31,
                                                                                2003                  2002
                                                                           -------------         -------------
                                                                             (Unaudited)
                              ASSETS
Current assets:
     Cash and cash equivalents                                             $      55,105         $     113,899
     Restricted cash                                                                 797                   784
     Accounts receivable, net of allowance of $2,500                              51,851                47,034
     Prepaids and other current assets                                             4,510                 3,447
                                                                           -------------         -------------
         Total current assets                                                    112,263               165,164
                                                                           -------------         -------------

Property and equipment:
     Land, buildings and improvements                                              5,093                 5,424
     Drilling equipment                                                          733,284               704,734
     Furniture and fixtures                                                        3,286                 3,185
                                                                           -------------         -------------
         Total property and equipment                                            741,663               713,343
     Less:  accumulated depreciation                                            (329,497)             (292,552)
                                                                           -------------         -------------
         Net property and equipment                                              412,166               420,791

Other noncurrent assets                                                            5,339                 4,668
                                                                           -------------         -------------
                                                                           $     529,768         $     590,623
                                                                           =============         =============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable-trade                                                $      27,507         $      19,460
     Accrued workers' compensation                                                 5,541                 4,947
     Payroll and related employee costs                                            8,032                 6,685
     Accrued interest payable                                                      4,233                11,160
     Other accrued liabilities                                                     6,513                 8,559
                                                                           -------------         -------------
         Total current liabilities                                                51,826                50,811

Senior notes                                                                      84,890               249,613
Contingent convertible debt                                                      150,000                     -
Other long-term liabilities                                                        4,529                 4,789
Deferred income taxes                                                             43,446                60,152

Commitments and contingent liabilities                                                 -                     -

Shareholders' equity:
     Series B Junior Participating Preferred stock, $1 par value;
        250,000 shares authorized; none outstanding                                    -                     -
     Common stock, $.10 par value; 300,000,000 shares
        authorized; 181,281,431 and 181,037,811 issued
        and outstanding, respectively                                             18,128                18,104
     Additional paid-in capital                                                  330,263               329,712
     Accumulated deficit                                                        (153,314)             (122,558)
                                                                           -------------         -------------
         Total shareholders' equity                                              195,077               225,258
                                                                           -------------         -------------
                                                                           $     529,768         $     590,623
                                                                           =============         =============

           See accompanying notes to consolidated financial statements

                        GREY WOLF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                     ---------------------------    --------------------------
                                                          2003          2002            2003           2002
                                                     -----------     -----------    -----------    -----------
Revenues:
     Contract drilling                               $    72,383     $    61,118    $   201,719    $   188,884
Costs and expenses:
     Drilling operations                                  64,517          49,801        179,371        146,167
     Depreciation                                         12,786          11,806         37,586         34,708
     General and administrative                            2,758           2,525          8,767          8,538
                                                     -----------     -----------    -----------    -----------
         Total costs and expenses                         80,061          64,132        225,724        189,413
                                                     -----------     -----------    -----------    -----------

Operating loss                                            (7,678)         (3,014)       (24,005)          (529)

Other income (expense):
     Interest income                                          96             430            812          1,334
     Gain (loss) on sale of assets                            (3)            (11)            90            117
     Interest expense                                     (3,598)         (6,039)       (24,163)       (17,987)
     Other, net                                                -               8             14            139
                                                     -----------     -----------    -----------    -----------
         Other income (expense)                           (3,505)         (5,612)       (23,247)       (16,397)
                                                     -----------     -----------    -----------    -----------

Loss before income taxes                                 (11,183)         (8,626)       (47,252)       (16,926)
Income tax benefit:
     Current                                                   -               -              -         (1,871)
     Deferred                                             (4,233)         (2,495)       (16,496)        (2,699)
                                                     -----------     -----------    -----------    -----------
         Total income tax benefit                         (4,233)         (2,495)       (16,496)        (4,570)
                                                     -----------     -----------    -----------    -----------

Net loss                                             $    (6,950)    $    (6,131)   $   (30,756)   $   (12,356)
                                                     ===========     ===========    ===========    ===========

Basic and diluted net loss per common share          $     (0.04)    $    (0.03)    $    (0.17)    $     (0.07)
                                                     ===========     ==========     ==========     ===========

Basic and diluted weighted average
     common shares outstanding                           181,235         181,011        181,186        180,905
                                                     ===========     ===========    ===========    ===========


           See accompanying notes to consolidated financial statements

                        GREY WOLF, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Amounts in thousands)


                                                               Common
                                                               Stock        Additional
                                               Common         $.10 Par       Paid-in
                                               Shares          Value         Capital           Deficit          Total
                                            -----------     -----------    -----------       -----------    -------------
     Balance, December 31, 2001                 180,726     $    18,073    $   328,306       $  (101,082)   $     245,297

         Exercise of stock options                  287              28            628                 -              656

         Tax benefit of stock
              option exercises                        -               -            185                 -              185

         Non-cash compensation
              expense                                 -               -            541                 -              541

         Comprehensive net loss                       -               -              -           (12,356)         (12,356)
                                            -----------     -----------    -----------       -----------    -------------
     Balance, September 30, 2002
         (Unaudited)                            181,013     $    18,101    $   329,660       $  (113,438)   $     234,323
                                            ===========     ===========    ===========       ===========    =============

     Balance, December 31, 2002                 181,038     $    18,104    $   329,712       $  (122,558)   $     225,258

         Exercise of stock options                  243              24            341                 -              365

         Tax benefit of stock
              option exercises                        -               -            210                 -              210

         Comprehensive net loss                       -               -              -           (30,756)         (30,756)
                                            -----------     -----------    -----------       -----------    -------------
     Balance, September 30, 2003
         (Unaudited)                            181,281     $    18,128    $   330,263       $  (153,314)   $     195,077
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

                         GREY WOLF INC, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                        September 30
                                                                           -----------------------------------
                                                                                2003                  2002
                                                                           -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $     (30,756)        $     (12,356)
     Adjustments to reconcile net loss to net cash
        cash provided by (used in) operating activities:
         Depreciation                                                             37,586                34,708
         Deferred income taxes                                                   (16,706)               (2,884)
         Gain on sale of assets                                                      (90)                 (117)
         Foreign exchange gain                                                       (14)                 (139)
         Provision for doubtful accounts                                               -                   700
         Non-cash compensation expense                                                 -                   541
         Accretion of debt discount                                                  278
     Tax benefit of stock option exercises                                           210                   185
     Net effect of changes in assets and liabilities
        related to operating accounts                                             (1,846)                5,446
                                                                           -------------         -------------
         Cash provided by (used in) operating activities                         (11,338)               26,084
                                                                           -------------         -------------
Cash flows from investing activities:
     Property and equipment additions                                            (29,760)              (15,395)
     Proceeds from sale of property and equipment                                    889                   223
                                                                           -------------         -------------
         Cash used in investing activities                                       (28,871)              (15,172)
                                                                           -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                146,625                     -
     Repayment of long-term debt                                                (165,000)                 (421)
     Financing costs                                                                (575)                    -
     Proceeds from exercise of stock options                                         365                   656
                                                                           -------------         -------------
         Cash provided by (used in) financing activities                         (18,585)                  235
                                                                           -------------         -------------
Net increase (decrease) in cash and cash equivalents                             (58,794)               11,147
Cash and cash equivalents, beginning of period                                   113,899                99,072
                                                                           -------------         -------------
Cash and cash equivalents, end of period                                   $      55,105         $     110,219
                                                                           =============         =============
Supplemental cash flow disclosure:
Cash paid for interest                                                     $      27,496         $      22,641
                                                                           =============         =============
Cash paid for taxes                                                        $          46         $      (1,774)
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

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 2003 and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements in accordance with U.S. GAAP have been omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(2)      SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

         Basic earnings per share ("EPS") is based on the weighted average shares outstanding, during the applicable period, without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and shares issuable upon the conversion of the 3.75% Contingent Convertible Senior Notes. The following is a reconciliation of basic and diluted weighted average common shares outstanding:

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                   September 30,
                                                     ---------------------------      --------------------------
                                                        2003             2002           2003              2002
                                                     ---------         ---------      ---------         --------
                                                                             (In thousands)
                                                                               (Unaudited)
Weighted average common shares
   outstanding - basic                                 181,235           181,011        181,186          180,905
Effect of dilutive securities:
   Options - Treasury Stock Method                           -                 -              -                -
   Contingent Convertible Senior Notes                       -                 -              -                -
                                                     ---------         ---------      ---------         --------
Weighted average common shares
   outstanding - diluted                               181,235         181,011          181,186          180,905
                                                     =========         =======        =========         ========

         In 2003, the Company has excluded approximately 23.3 million shares issuable upon conversion of the 3.75% Contingent Convertible Senior Notes as none of the contingencies have been met (see Note 4). The Company incurred a net loss for the three and nine month periods ended September 30, 2003 and has

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



excluded options to purchase 10.3 million and 10.7 million shares, respectively, from the computation of diluted EPS as the effect would be anti-dilutive. The Company incurred a net loss for the three and nine month periods ended September 30, 2002 and options to purchase 8.8 million and 9.0 million shares, respectively, were not included in the computation of diluted EPS as the effect would have been anti-dilutive.

Stock-Based Compensation

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the provisions of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. The Company has adopted the more prominent disclosures required by SFAS No. 148 as of March 31, 2003; however, as permitted under SFAS No. 123, the Company continues to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. These plans are more fully described in
Note 7.

         Accordingly, no compensation expense has been recognized for stock option grants as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the stock option grants been determined on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                     September 30,
                                                   -----------------------------      ----------------------------
                                                       2003             2002              2003             2002
                                                   -----------       -----------      -----------      -----------
                                                               (In thousands, except per share amounts)
                                                                               (Unaudited)
Net loss, as reported                              $    (6,950)      $    (6,131)     $   (30,756)     $   (12,356)
Add:  Stock-based employee
     compensation expense included in
     reporting net loss, net of
     related tax effects                                     -                 -                -              407
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax effects               (542)             (561)          (2,023)          (1,693)
                                                   ------------      ------------     ------------     ------------
Pro forma net loss                                 $    (7,492)      $    (6,692)     $   (32,779)     $   (13,642)
                                                   ============      ===========      ===========      ===========

Loss per share - basic and diluted
     As reported                                   $     (0.04)      $     (0.03)     $     (0.17)     $     (0.07)
     Pro Forma                                     $     (0.04)      $     (0.04)     $     (0.18)     $     (0.08)

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



         For purposes of determining compensation expense using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options granted in 2003 and 2002 were: risk-free interest rate based on five-year Treasury strips of 2.89% to 3.35% in 2003 and 2.62% in 2002; dividend yield of zero in each year; stock price volatility of 66% to 71% in 2003 and 75% in 2002, and expected option lives of five years for each year presented.

Recent Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have an effect on the Company's financial condition or results of operations for the three and nine month periods ended September 30, 2003.

         In April, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections." Under the provisions of this statement, gains and losses from extinguishment of debt generally will no longer be classified as extraordinary items. In addition, this statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also makes various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The Company adopted SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations for the three and nine month periods ended September 30, 2003.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS No. 146 did not have an effect on the Company's financial position or results of operations for the three and nine month periods ended September 30, 2003.

         The FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," in April 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for existing contracts and new contracts entered into after June 30, 2003. The provisions of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements for the three months ended September 30, 2003.

         The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

         The FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in November 2002. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

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

(4)      LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):

                                                                 September 30,         December 31,
                                                                     2003                  2002
                                                                -------------         -------------
                                                                  (Unaudited)

         8 7/8% Senior Notes due July 2007                      $      84,890         $     249,613
         3.75% Contingent Convertible
            Senior Notes due May 2023                                 150,000                     -
                                                                -------------         -------------
                                                                      234,890               249,613

         Less current maturities                                            -                     -
                                                                -------------         -------------
         Long-term debt                                         $     234,890         $     249,613
                                                                =============         =============

3.75% Contingent Convertible Senior Notes due May 2023

         On May 7, 2003, the Company issued $150.0 million aggregate principal amount of 3.75% Contingent Convertible Senior Notes due 2023 (the "3.75% Notes") in a private offering that yielded net proceeds of $146.6 million. The 3.75% Notes bear interest at 3.75% per annum and mature on May 7, 2023. The 3.75% Notes are convertible, upon the occurrence of certain events, at a conversion price of

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



         $6.45 per share, which is equal to a conversion rate of approximately
155.0388 shares per $1,000 principal amount of the 3.75% Notes, subject to adjustment. The Company will pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing May 7, 2008, if the average trading price of the 3.75% Notes per $1,000 principal amount for the five day trading period ending on the third day immediately preceding the first day of the applicable six-month period equals $1,200 or more. The 3.75% Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial. The 3.75% Notes and the guarantees rank equally with the Company's 8 7/8% Senior Notes due July 2007 (the "8 7/8% Notes"). Fees and expenses of $3.9 million incurred at the time of issuance are being amortized through May 2013, the first date the holders may require the Company to repurchase the 3.75% Notes.

         The Company may redeem some or all of the 3.75% Notes at any time on or after May 14, 2008, at a redemption price shown below, payable in cash, plus accrued but unpaid interest, including contingent interest, if any, to the date of redemption:
                                                                   Redemption
                           Period                                     Price
                           ------                                  -----------

         May 14, 2008 through May 6, 2009.........................    101.88%
         May 7, 2009 through May 6, 2010..........................    101.50%
         May 7, 2010 through May 6, 2011..........................    101.13%
         May 7, 2011 through May 6, 2012..........................    100.75%
         May 7, 2012 through May 6, 2013..........................    100.38%
         May 7, 2013 and thereafter...............................    100.00%


         Holders may require the Company to repurchase all or a portion of the 3.75% Notes on May 7, 2013 or May 7, 2018, and upon a change of control, as defined in the indenture governing the 3.75% Notes, at 100% of the principal amount of the 3.75% Notes, plus accrued but unpaid interest, including contingent interest, if any, to the date of repurchase, payable in cash.

         The 3.75% Notes are convertible, at the holders' option, prior to the maturity date into shares of our common stock under the following circumstances:

         o during any calendar quarter commencing after June 30, 2003, if the closing sale price per share of the Company's common stock over a specified number of trading days during the previous quarter is more than 110% of the conversion price per share ($7.10 per share) on the last trading day of the quarter;
         o    if the Company has called the 3.75% Notes for redemption;
         o during any period after June 30, 2003, that the credit ratings assigned to the 3.75% Notes by both Moody's Investors Service and Standard & Poor's Ratings Group are reduced below B1 and B+, respectively, or if after June 30, 2003 neither rating agency is rating the 3.75% Notes;
         o during the five trading day period immediately following any nine consecutive trading day period in which the average trading price per $1,000 principal amount of the 3.75% Notes for each day of such period was less than 95% of the product of the closing sale price per share of the Company's common stock on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the 3.75% Notes; or upon the occurrence of specified corporate transactions, including a change of control.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



         The 3.75% Notes were not convertible during the quarter ended September 30, 2003. At November 10, 2003, the credit ratings assigned to the 3.75% Notes by Moody's Investor Service and Standard & Poor's Ratings Group were B1 and BB-, respectively.

8 7/8% Senior Notes due July 2007

         At September 30, 2003, the Company had $85.0 million in principal amount of 8 7/8% Notes outstanding. The 8 7/8% Notes bear interest at 8 7/8% per annum and mature on July 1, 2007. On July 1, 2003, the $146.6 million of net proceeds from the issuance of the 3.75% Notes plus $30.6 million of available cash were used to redeem $165.0 million aggregate principal amount of 8 7/8% Notes previously outstanding at 102.9580%, plus accrued interest.

         The 8 7/8% Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial. The redemption premium of $4.9 million was included in interest expense in the second quarter of 2003. Amortization of the previously deferred financing costs associated with the partial redemption of the 8 7/8% Notes on July 1, 2003 was accelerated and approximately $2.5 million in additional interest expense was recognized in the quarter ended June 30, 2003. All other fees and expenses incurred at the time of issuance are being amortized and discounts are being accreted over the life of the 8 7/8% Notes.

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside the contiguous 48 states of the United States of America.

         The Company currently has no outstanding balance under the CIT Facility and had $16.4 million of undrawn standby letters of credit at November 10, 2003. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and retained losses which may become payable under the terms of the underlying insurance contracts and for other purposes. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

         The Company had non-cash activities for the nine months ended September 30, 2002 related to vehicle additions under capital leases. The non-cash amount excluded from cash used in investing activities and cash provided by financing activities was $189,000 for the nine months ended September 30, 2002.

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

(7)      STOCK OPTION PLANS AND SEVERANCE

         The 2003 Incentive Plan (the "2003 Plan") was approved by shareholders in May 2003. The 2003 Plan authorizes the grant of the following equity-based awards:

         o    incentive stock options;
         o    non-statutory stock options;
         o    restricted shares; and
         o    other stock-based and cash awards.

         The 2003 Plan replaced the Company's 1996 Employee Stock Option Plan (the "1996 Plan"); provided, however that outstanding options previously granted shall continue to be exercisable subject to the terms and conditions of such grants. The 1996 Plan allowed for grants of non-statutory options to purchase common stock, but no further grants of common stock will be made under the 1996 Plan. The 2003 Plan reserves a maximum of 17.0 million shares of the Company's common stock underlying all equity-based awards, but is reduced by the shares of common stock subject to previous grants under the 1996 Plan. At September 30, 2003, there were 6.4 million shares of common stock available for grant under the 2003 Plan until March 2013. The Company also has outstanding options to purchase 2.0 million shares under stock option agreements between the Company and its chief executive officer and directors. These stock option agreements are outside of any of the Company's employee stock option plans.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



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

         The Company had one customer which represented approximately 12% of revenue in the third quarter of 2003; however, there were no customers with revenue greater than 10% for the nine month period ended September 30, 2003. For the three months period ended September 30, 2002, the Company had two customers which represented approximately 11% and 10% of total revenue. For the nine months ended September 30, 2002, the Company had one customer which represented approximately 11% of total revenue.

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

GENERAL

         We are a leading provider of contract land drilling services in the United States with a fleet of rigs, of which 80 rigs are currently marketed. Our customers include independent producers and major oil and gas companies. We conduct all of our operations through our subsidiaries in the Ark-La-Tex, Gulf Coast, Mississippi/Alabama, South Texas, West Texas and Rocky Mountain regions.

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

Rig Activity

         The land rig count has increased approximately 33% from an average of 725 for December 2002 to an average of 967 for September 2003. While our rig count has also increased, it has not increased proportionately. This is due to a general lack of deep drilling in this cycle leaving high horsepower premium rigs idle or under utilized. This especially impacts Grey Wolf as the bias of our rig fleet is towards deep gas drilling.

         Subsequent to September 30, 2003, we have averaged 64 rigs working, which is approximately 19% greater than the average during the fourth quarter of 2002.

         The table below shows the average number of our rigs working during the periods indicated:

                  2001                                       2002                                    2003
---------------------------------------     -----------------------------------       ------------------------------
                                   Full                                    Full                               Q-4
  Q-1      Q-2      Q-3     Q-4    Year     Q-1     Q-2     Q-3    Q-4     Year       Q-1     Q-2     Q-3    to date
  ---      ---      ---     ---    ----     ---     ---     ---    ---     ----       ---     ---     ---    -------
   88       92       91      68     85       56      54      55     54      55         59      60      62       64

Drilling Contract Bid Rates

         Dayrates are generally driven by the trends in utilization. As utilization declined, our daywork bid rates declined to a range of between $7,000 and $8,500 per rig day during the fourth quarter of 2002. Those bid rates continued into the first quarter of 2003. However, with the increased utilization, we have also seen an increase in leading edge bid rates. Our leading edge bid rates are currently between $7,750 and $9,500 per rig day. All leading edge bid rates exclude fuel and top drives.

         In addition to our fleet of drilling rigs, we currently own 15 top drives for which our current bid rates range from $1,250 to $2,000 per day. Bid rates for our top drives are in addition to the above stated bid rates for our rigs.

Turnkey and Footage Contract Activity

         Turnkey and footage work continues to be an important part of our business strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher operating margins than would otherwise have been obtainable under daywork contracts. During the third quarter of 2003, our turnkey and footage operating margin (revenues less drilling operations expenses) was $6,541 per rig day compared to a daywork operating margin of $498 per rig day.

         The operating margins generated on turnkey and footage contracts vary widely based upon a number of factors, including the location of the contracted work as well as the depth and level of complexity of the wells drilled. The demand for drilling services under turnkey and footage contracts has historically been greater during periods of overall lower demand. While demand has been somewhat higher as evidenced by the increase in rig count, the demand for turnkey services has not declined. This is due in large part to current daywork rates which have remained relatively stable despite the increase in rig count.

         During the third quarter of 2003, turnkey and footage work represented 69% of our operating margin and 15% of total days worked compared to 21% of our operating margin and 11% of total days worked in the third quarter of 2002. We expect to average between 7 to 10 rigs working under turnkey and footage contracts during the fourth quarter of 2003; however, there can be no assurance that we will be able to maintain the current level of activity or operating margins derived from turnkey and footage contracts.

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

         Insurance Accruals. We maintain insurance coverage related to workers' compensation and general liability claims up to $1.0 million per occurrence with an aggregate of $2.0 million under general liability. These policies include deductibles of $350,000 per occurrence for workers' compensation coverage and $250,000 per occurrence for general liability coverage. In addition, we are self-insured for our employee health plan but purchase stop-loss coverage in order to limit our exposure to a maximum of $175,000 per occurrence under the plan. If losses should exceed the workers' compensation and general liability policy amounts, we have excess liability coverage up to a maximum of $75.0 million with deductibles per occurrence of either $25,000 or $50,000. The provision for losses incurred within the deductible and stop-loss amounts involves estimates by management that are based upon our historical claims experience.

         Income Taxes. Our deferred tax assets consist primarily of net operating loss carryforwards ("NOL's") which expire from 2010 to 2022. Deferred tax assets must be assessed based upon the likelihood of recoverability from future taxable income and to the extent that recovery is not likely, a valuation allowance is established. At September 30, 2003, we did not have a valuation allowance as we believe that it is more likely than not that we will be able to generate future taxable income sufficient to recover our deferred tax assets. Our business, however, is extremely cyclical and is highly sensitive to changes in oil and natural gas prices and there can be no assurances that future economic or financial developments will not impact our ability to recover our deferred tax assets.

         In addition, we have $24.4 million in permanent differences which relate to differences between the financial accounting and tax basis of acquired assets. The permanent difference will be reduced as these assets are depreciated for financial accounting purposes on a straight-line basis over their remaining useful lives of approximately 10 years. As the amortization of these permanent differences is a fixed amount, our book effective tax rate varies widely based upon the current and projected levels of income or loss.

Financial Outlook and Strategy

         We believe the outlook for the future of natural gas exploration and production remains positive. Natural gas prices remain at attractive levels, in our opinion, and our customers are benefiting from these prices. On November 10, 2003, the twelve-month strips for natural gas and oil are at $4.73 per mmbtu and $28.84 per barrel, respectively.

         The refinancing of a portion of our debt in the second quarter will result in an approximate $9.5 million reduction in annual interest expense and extends the maturity on a portion of our debt from 2007 to 2023, subject to call in 2013 and 2018.

         Capital expenditures for the first nine months of 2003 were $29.8 million and capital expenditures for all of 2003 are projected to be between $33.0 million to $35.0 million. We currently have 22 cold-stacked rigs, which can be reactivated, as demand dictates, for an estimated $2.5 million to $3.0 million in the aggregate. This would increase our marketed rig count to 102 rigs. In addition, we have 15 inventory rigs that are available for refurbishment and reactivation should the demand arise. These rigs could be returned to service for an average estimated cost of approximately $5.0 million per rig.

         Based on currently anticipated levels of activity and dayrates, we expect to generate an operating margin of approximately $10.5 million, or $1,700 per rig day for the fourth quarter of 2003. Net loss per share for the fourth quarter of 2003 is expected to be approximately $.03 on a diluted basis, projecting an annual tax benefit rate of approximately 35%. We expect depreciation expense of approximately $12.9 million and interest expense of approximately $3.6 million in the fourth quarter of 2003.

FINANCIAL CONDITION AND LIQUIDITY

         The following table summarizes our financial position as of September 30, 2003 and December 31, 2002.

                                                    September 30, 2003                December 31, 2002
                                                 ------------------------         --------------------------
                                                         (Unaudited)
                                                                     (Dollars in thousands)
                                                    Amount             %             Amount               %
                                                 -------------       ----         -------------         ----
         Working capital                         $      60,437         13         $     114,353           21
         Property and equipment, net                   412,166         86               420,791           78
         Other noncurrent assets                         5,339          1                 4,668            1
                                                 -------------       ----         -------------         ----
                  Total                          $     477,942        100         $     539,812          100
                                                 =============       ====         =============         ====

         Long-term debt                          $     234,890         49         $     249,613           46
         Other long-term liabilities                    47,975         10                64,941           12
Shareholders' equity                                   195,077         41               225,258           42
                                                 -------------       ----         -------------         ----
                  Total                          $     477,942        100         $     539,812          100
                                                 =============       ====         =============         ====

         The significant changes in our financial position from December 31, 2002 to September 30, 2003 are a decrease in working capital of $53.9 million, a decrease in other long-term liabilities of $17.0 million, and a decrease in shareholders' equity of $30.2 million. The decrease in working capital is a result of the issuance of the 3.75% Contingent Convertible Senior Notes due 2023 (the "3.75% Notes") and partial redemption of the 8 7/8% Senior Notes due 2007 (the "8 7/8% Notes"), the net loss for the period and capital expenditures. The decrease in shareholder's equity and other long-term liabilities is due almost entirely to the net loss for the period of $30.8 million and the related deferred tax benefit of $16.5 million.

Issuance of 3.75% Notes and Partial Redemption of 8 7/8% Notes

         On May 7, 2003, we issued $150.0 million aggregate principal amount of 3.75% Notes. The net proceeds of $146.6 million from the sale of the 3.75% Notes and $30.6 million of our available cash, a total of $177.2 million was used to redeem $165.0 million aggregate principal amount of the 8 7/8% Notes, plus accrued interest. The partial redemption of the 8 7/8% Notes was made on July 1, 2003 at a redemption premium of 102.9580%. This redemption premium of $4.9 million was included in interest expense in the second quarter of 2003. Amortization of the previously deferred financing costs associated with the notes was accelerated and approximately $2.5 million of additional interest expense was recognized in the quarter ended June 30, 2003.

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

         Semi-annual interest payments of $3.8 million will be made on the 8 7/8% Notes on January 1 and July 1 of each year and semi-annual interest payments of $2.8 million will be made on the 3.75% Notes on May 7 and November 7 of each year through the dates of maturity. To the extent we are unable to generate cash flow sufficient to pay debt service and meet our other cash needs, including capital expenditures, we would be required to use our cash on hand. At November 10, 2003, our cash and cash equivalents balance was approximately $52.7 million.

         The net effect on working capital of this refinancing was a reduction of $23.8 million consisting of $15.0 million net reduction in debt outstanding, $4.9 million in a redemption premium paid on the 8 7/8% Notes and $3.9 million in financing cost related to the issuance of the 3.75% Notes.

         Capital expenditures of $29.8 million during the period also contributed to the decrease in working capital. Capital expenditures included the cash purchase of two diesel electric Silicon Controlled Rectifier ("SCR") rigs for $9.0 million.

3.75% Notes

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

         We may redeem some or all of the 3.75% Notes at any time on or after May 14, 2008, at a redemption price shown below, payable in cash, plus accrued but unpaid interest, including contingent interest, if any, to the date of redemption:

                                                                  Redemption
                           Period                                   Price
                           ------                               -------------
         May 14, 2008 through May 6, 2009.......................    101.88%
         May 7, 2009 through May 6, 2010........................    101.50%
         May 7, 2010 through May 6, 2011........................    101.13%
         May 7, 2011 through May 6, 2012........................    100.75%
         May 7, 2012 through May 6, 2013........................    100.38%
         May 7, 2013 and thereafter.............................    100.00%


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

         The 3.75% Notes were not convertible during the quarter ended September 30, 2003 and were not convertible as of the date of this report. At November 10, 2003, the credit ratings assigned to the 3.75% Notes by Moody's Investor Service and Standard & Poor's Ratings Group were B1 and BB-, respectively.

         The indenture to the 3.75% Notes do not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of our securities, and does not contain any financial covenants.

8 7/8% Notes

         On September 30, 2003, we had $85.0 million in principal amount of 8 7/8% Notes outstanding. The 8 7/8% Notes, issued in June 1997 and May 1998, bear interest at 8 7/8% per annum with original maturities on July 1, 2007. The 8 7/8% Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are immaterial. Fees and expenses incurred at the time of issuance related to the principal amount outstanding are being amortized and discounts are being accreted over the life of the 8 7/8% Notes.

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

         The CIT Facility contains certain affirmative and negative covenants and we are in compliance with these covenants. Substantially all of our assets, including our drilling equipment, are pledged as collateral under the CIT Facility which is also secured by our guarantees and certain of our wholly-owned subsidiaries' guarantees. However, we retain the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside the contiguous 48 states of the United States of America. We currently have no outstanding balance under the CIT Facility and had $16.4 million of undrawn letters of credit at November 10, 2003. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and retained losses which may become payable under the terms of the underlying insurance contracts and for other purposes. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

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

Certain Contractual Commitments

         The following table summarizes certain of our contractual cash obligations and related payments due by period at September 30, 2003 (unaudited) (amounts in thousands):

                                                             Payments Due by Period (1)
                                      -----------------------------------------------------------------------------
                                                       Less than            1-3             4-5           After 5
Contractual Obligation                   Total            1 year           years           years           years
----------------------                -----------      -----------      -----------   ------------      -----------
3.75% Notes(2)
     Principal                        $   150,000      $         -      $         -   $          -      $   150,000
     Interest                             112,500            5,625           11,250         11,250           84,375
8 7/8% Notes (2)
     Principal                             85,000                -                -         85,000                -
     Interest                              30,176            7,544           15,088          7,544                -
Operating leases                            1,084              697              372             14                1
                                      -----------      -----------      -----------   ------------      -----------
Total contractual
   cash obligations                   $   378,760      $    13,866      $    26,710   $    103,808      $   234,376
                                      ===========      ===========      ===========   ============      ===========

--------------------
(1) This assumes no conversion, acceleration of maturity dates due to redemption, breach of, or default under, the terms of the applicable contractual obligation.


(2) See "8 7/8% Notes" and "3.75% Notes", above, for information relating to covenants, the breach of which could cause a default under, and acceleration of the maturity date. Also see "3.75% Notes" for information related to the holders' conversion rights.

         Our CIT Facility provides up to $20.0 million for the issuance of letters of credit. If letters of credit which we cause to be issued are drawn upon by the holders of those letters of credit, then we will become obligated to repay those amounts along with any accrued interest and fees. Letters of credit issued reduce the amount available for borrowing under the CIT Facility and, as a result, we had borrowing capacity of $64.1 million at September 30, 2003. The following table illustrates the undrawn outstanding standby letters of credit at September 30, 2003 and the potential maturities if drawn upon by the holders (unaudited) (amounts in thousands):

                                                             Payments Due by Period (1)
                                      -----------------------------------------------------------------------------
        Potential                        Total         Less than            1-3              4-5          Over 5
Contractual Obligation                 Committed       1 year              years            years          years
----------------------                ----------       -----------      -----------     ----------      -----------
Standby letters of credit             $    10,945      $         -      $    10,945     $        -      $         -
                                      -----------      -----------      -----------     ----------      -----------
Total                                 $    10,945      $         -      $    10,945     $        -      $         -
                                      ===========      ===========      ===========     ==========      ===========

--------------------
         (1) Assumes no acceleration of maturity date due to breach of, or default under, the potential contractual obligation.

Cash Flow

         The net cash provided by or used in our operating, investing and financing activities is summarized below:

                                                                          Nine Months Ended
                                                                             September 30,
                                                                     ------------------------------
                                                                         2003              2002
                                                                     -------------    -------------
                                                                              (In thousands)
                                                                               (Unaudited)
         Net cash provided by (used in):
              Operating activities                                   $     (11,338)   $      26,084
              Investing activities                                         (28,871)         (15,172)
              Financing activities                                         (18,585)             235
                                                                     -------------    -------------
         Net increase (decrease) in cash                             $     (58,794)   $      11,147
                                                                     =============    =============

         Our cash flows from operating activities are affected by a number of factors including the number of rigs under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow used in operating activities during the first nine months of 2003 was $11.3 million and generated from operating activities during the first nine months of 2002 was $26.1 million. The decrease in cash flows from operating activities is principally due to a 52% decrease in the average per rig day operating margins between the two periods.

         Cash flow used in investing activities for the nine months ended September 30, 2003 primarily consisted of $29.8 million of capital expenditures which included the cash purchase of two diesel electric SCR rigs for $9.0 million. Cash flow used in investing activities for the nine month period ended September 30, 2002 primarily consisted of $15.4 million of capital expenditures.

         Cash flow used in financing activities for the nine months ended September 30, 2003 consisted of $165.0 million for the partial redemption of the 8 7/8% Notes on July 1, 2003 offset by net proceeds of $146.6 million from the issuance of $150.0 million of 3.75% Notes on May 7, 2003. Cash flow provided by financing activities for the nine months ended September 30, 2002 consisted of $656,000 from stock option exercises partially offset by $421,000 repayment of capital lease obligations.

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

Comparison of the Three Months Ended September 30, 2003 and 2002

         The following table highlights rig days worked, contract drilling revenue and drilling operating expenses for our daywork and turnkey operations for the three months ended September 30, 2003 and 2002.

                                              Three Months Ended                       Three Months Ended
                                              September 30, 2003                       September 30, 2002
                                    -----------------------------------       -------------------------------------
                                      Daywork     Turnkey                      Daywork        Turnkey
                                    Operations   Operations(2)   Total        Operations   Operations(2)   Total
                                    ----------   -------------  -------       ----------   ------------- ----------
                                              (Dollars in thousands, except averages per rig day worked)
                                                                      (Unaudited)

Rig days worked                        4,828           835        5,663            4,520          566         5,086

Contract drilling revenue           $ 44,562     $  27,821    $  72,383       $   47,474     $ 13,644    $   61,118
Drilling operating
     expenses (1)                     42,157        22,359       64,517           38,526       11,275        49,801
                                    --------     ---------    ---------       ----------     --------    ----------
Operating margin                    $  2,404     $   5,462    $   7,866       $    8,948     $  2,369    $   11,317
                                    ========     =========    =========       ==========     ========    ==========

Average per rig day worked
   Contract drilling revenue        $  9,230     $  33,320    $  12,782       $   10,503     $ 24,123    $   12,018
   Drilling operating
     expenses (1)                      8,732        26,779       11,393            8,523       19,934         9,793
                                    --------     ---------    ---------       ----------     --------    ----------
   Operating margin                 $    498     $   6,541    $   1,389       $    1,980     $  4,189    $    2,225
                                    ========     =========    =========       ==========     ========    ==========

--------------------
(1) Drilling operating expenses do not include depreciation and general and administrative expenses.
(2) Turnkey operations include the results from turnkey and footage contracts.

         Total contract drilling revenue increased approximately $11.3 million, or 18%, to $72.4 million for the three months ended September 30, 2003, from $61.1 million for the three months ended September 30, 2002. This increase is due to an 11% increase in rig days worked and a higher turnkey average contract drilling revenue per day. Turnkey average contract drilling revenue per rig day increased by $9,197 due to differences in the complexity of the wells drilled while daywork average contract drilling revenue per rig day declined by $1,273 due to the expiration of term contracts prior to the third quarter of 2003 that were replaced with spot market contracts at lower rates.

         Total drilling operating expenses increased by approximately $14.7 million, or 30%, to $64.5 million for the three months ended September 30, 2003, as compared to $49.8 million for the three months ended September 30, 2002. The increase is primarily a result of the increased level of activity and higher turnkey average drilling operating expenses per day. Operating expenses from turnkey operations on a per rig day basis increased principally due to the differences in the complexity of the turnkey wells drilled during the third quarter of 2003 when compared to the same period of 2002.

         Depreciation expense increased by $980,000, or 8%, to $12.8 million for the three months ended September 30, 2003, compared to $11.8 million for the three months ended September 30, 2002. During the fourth quarter of 2002, we made the decision not to return five rigs to service and reclassified the component parts of these rigs to spare equipment shortening the depreciable lives of this equipment. In addition, depreciation expense is higher due to capital expenditures during the first nine months of 2003.

         Interest income decreased by $334,000, or 78%, to $96,000 for the three months ended September 30, 2003 from $430,000 for the same period in 2002. The decrease is due to both a decline in the average cash balances as well as a decline in interest rates in 2003.

         Interest expense decreased by $2.4 million, or 40%, to $3.6 million for the three months ended September 30, 2003 from $6.0 million for the same period in 2002. Interest expense in 2003 is lower due to the partial redemption of our 8 7/8% Notes on July 1, 2003 and the issuance of $150.0 million aggregate principal amount of the 3.75% Notes on May 7, 2003.

         Our income tax benefit increased by $1.7 million to $4.2 million for the three months ended September 30, 2003 from $2.5 million for the same period in 2002. The increase is due to the level of losses. The change in our effective tax rate for the period is a result of the depreciation of permanent differences between financial accounting and tax basis of acquired assets that are included in earnings for the period. As the amortization of these permanent differences is a fixed amount, our book effective tax rate varies widely based upon the current and projected levels of income or loss.

Comparison of the Nine Months Ended September 30, 2003 and 2002

         The following tables highlight rig days worked, contract drilling revenue and drilling operating expenses for our daywork and turnkey operations for the nine months ended September 30, 2003 and 2002.

                                              Nine Months Ended                        Nine Months Ended
                                              September 30, 2003                       September 30, 2002
                                    -----------------------------------       -------------------------------------
                                      Daywork     Turnkey                      Daywork        Turnkey
                                    Operations   Operations(2)    Total        Operations   Operations(2)   Total
                                    ----------   -------------  --------       ----------   ------------- ---------
                                              (Dollars in thousands, except averages per rig day worked)
                                                                      (Unaudited)

Rig days worked                        14,078        2,324        16,402           13,838       1,240        15,078

Contract drilling revenue          $  131,030    $  70,689    $  201,719       $  153,530    $ 35,354    $  188,884
Drilling operating
     expenses (1)                     120,205       59,166       179,371          117,744      28,423       146,167
                                   ----------    ---------    ----------       ----------    --------    ----------
Operating margin                   $   10,825    $  11,523    $   22,348       $   35,786    $  6,931    $   42,717
                                   ==========    =========    ==========       ==========    ========    ==========

Average per rig day worked
   Contract drilling revenue       $    9,307    $  30,417    $   12,298       $   11,095    $ 28,504    $   12,527
   Drilling operating
     expenses (1)                       8,538       25,460        10,935            8,509      22,917         9,694
                                   ----------    ---------    ----------       ----------    --------    ----------
   Operating margin                $      769    $   4,957    $    1,363       $    2,586    $  5,587    $    2,833
                                   ==========    =========    ==========       ==========    ========    ==========

(1) Drilling operating expenses do not include depreciation and general and administrative expenses.
(2) Turnkey operations include the results from turnkey and footage contracts.

         Total contract drilling revenue increased approximately $12.8 million, or 7% to $201.7 million for the nine months ended September 30, 2003, from $188.9 million for the nine months ended September 30, 2002. This increase is due to an increase in rig days worked of 1,324 days, 1,084 of which were from turnkey operations. While the contract drilling revenue per day remained relatively unchanged, turnkey contract drilling revenue increased by $1,913 per day due to differences in the complexity of the wells drilled while daywork contract drilling revenue declined by $1,788 per day due to the expiration of term contracts prior to the third quarter of 2003 that were replaced with spot market contracts at lower rates.

         Total drilling operating expenses increased by approximately $33.2 million, or 23% to $179.4 million for the nine months ended September 30, 2003, as compared to $146.2 million for the nine months ended September 30, 2002. The increase is primarily due to the increased level of activity and an increase in per rig day drilling operating expenses. The increase in per rig day drilling operating expenses comes almost entirely from turnkey and is consistent with the increase in revenue discussed above. Daywork drilling operating expenses remained unchanged.

         Depreciation expense increased by $2.9 million, or 8%, to $37.6 million for the nine months ended September 30, 2003 compared to $34.7 million for the nine months ended September 30, 2002. During the fourth quarter of 2002, we made the decision not to return five rigs to service and reclassified the component parts of these rigs to spare equipment shortening the depreciable lives of this equipment. In addition, depreciation expense is higher due to capital expenditures during the first nine months of 2003.

         General and administrative expenses remained relatively unchanged comparing the nine-month periods ended September 30, 2003 and 2002. Items affecting general and administrative expenses include $350,000 in compensation expense in 2003 related to the hiring of our Executive Vice President and Chief Operating Officer. Severance costs of $330,000 and non-cash compensation expense of $515,000 related to stock options were recorded as a result of the termination of employment of an executive officer in 2002.

         Interest income decreased by $522,000, or 39% to $812,000 for the nine months ended September 30, 2003, from $1.3 million for the same period of 2002 due primarily to lower interest rates. This decline was partially offset by additional interest earned from May 7, 2003 to June 30, 2003 on the net proceeds of $146.6 million received from the issuance of our 3.75% Notes. These funds were used to redeem $165.0 million aggregate principal amount of our 8 7/8% Notes on July 1, 2003.

         Interest expense increased by $6.2 million, or 34%, to $24.2 million for the nine months ended September 30, 2003 from $18.0 million for the same period in 2002. Interest expense in 2003 includes approximately $8.5 million of costs associated with the partial redemption of our 8 7/8% Notes on July 1, 2003 and interest on the $150.0 million aggregate principal amount of 3.75% Notes issued on May 7, 2003. These costs include a $4.9 million redemption premium for the 8 7/8% Notes, $2.5 million in accelerated amortization of a pro-rata portion of the previously deferred financing costs on the 8 7/8% Notes, and interest on the 3.75% Notes from May 7, 2003 to June 30, 2003.

         Our income tax benefit increased by $11.9 million to $16.5 million for the nine months ended September 30, 2003 from $4.6 million for the same period in 2002. The increase is due to the level of losses. The change in our effective tax rate for the period is a result of the depreciation of permanent differences between financial accounting and tax basis of acquired assets that are included in earnings for the period. As the amortization of these permanent differences is a fixed amount, our book effective tax rate varies widely based upon the current and projected levels of income or loss.

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

ITEM 4.    CONTROLS AND PROCEDURES

         As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)      Reports on Form 8-K

         1. We filed a Report on Form 8-K under Item 5 with the Securities and Exchange Commission on July 23, 2003 with regard to our press release announcing updated earnings guidance for the second quarter of 2003.

         2. We furnished a Report on Form 8-K under Item 12 with the Securities and Exchange Commission on July 30, 2003 with regard to our press release, pursuant to Rule 135c under the Securities Act of 1933, announcing operating results for the quarter ended June 30, 2002.

         3. We furnished a Report on Form 8-K under Item 12 with the Securities and Exchange Commission on October 22, 2003 with regard to our press release announcing operating results for the quarter ended September 30, 2003.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          GREY WOLF, INC.


Date:  November 12, 2003                  By:  /s/ David W. Wehlmann
                                               --------------------------------
                                               David W. Wehlmann
                                               Executive Vice President and
                                               Chief Financial Officer



Date:  November 12, 2003                  By:  /s/ Merrie S. Costley
                                               --------------------------------
                                               Merrie S. Costley
                                               Vice President and Controller

                                INDEX TO EXHIBIT


EXHIBIT NUMBER          DESCRIPTION
--------------          -----------

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