Form 10-K
period 2003-12-31
GREY WOLF INC
filed 2004-02-17
CIK 320186

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At February 10, 2004, 181,437,431 shares of the Registrant's common stock were outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the closing price on the American Stock Exchange on February 10, 2004 of $4.25) was approximately $718.6 million.

         Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X] No [ ].

         The following documents have been incorporated by reference into the Parts of this Report indicated: Certain sections of the Registrant's definitive proxy statement for the Registrant's 2004 Annual Meeting of shareholders which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the Registrant's fiscal year ended December 31, 2003, are incorporated by reference into Part III hereof.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Grey Wolf, Inc., a Texas corporation formed in 1980, is a leading provider of contract land drilling services in the United States. Our customers include independent producers and major oil and gas companies. We conduct all of our operations through our subsidiaries. Our principal office is located at 10370 Richmond Avenue, Suite 600, Houston, Texas 77042, and our telephone number is (713) 435-6100. Our website address is www.gwdrilling.com.

         We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Information on our website is not a part of this report. Unless the context otherwise requires, reference in this Report on Form 10-K to "we", "us", "our" or "Grey Wolf" refer to Grey Wolf, Inc. and its subsidiaries.

BUSINESS STRATEGY

         Within the framework of a very cyclical industry, our strategy is to maximize shareholder value during each phase of an industry cycle. To achieve that strategy, we seek to enter each phase of our industry's cycles in a stronger position by:

         -        delivering quality, value-added service to our customers;

         - maintaining a leading position in certain markets where we operate;

         - responding to market conditions by balancing dayrates we receive on our rigs with the number of rigs we market;

         -        maintaining a high level of utilization for our marketed rigs;

         - enhancing cash flow through our turnkey and trucking operations and use of our top drives;

         -        controlling costs and exercising capital spending discipline;

         - maintaining a premium fleet of equipment with a bias toward deep drilling for natural gas;

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

INDUSTRY OVERVIEW

         At the peak of the last up cycle in July 2001, there were 1,136 land rigs working in the United States according to the Baker Hughes rotary rig count. That number fell to 628 in April of 2002, we believe due to lower commodity prices. From April 2002 through December 2002, commodity prices generally improved and we saw a stabilization of the domestic land rig count at an average of 710 rigs. From the end of 2002 through the end of January 2004, the average closing price for natural gas, based upon the NYMEX near month contract was $5.52 per mmbtu, while the average NYMEX near month contract price of West Texas Intermediate Crude was $31.16 per barrel. During this time period, the closing prices did not fall below $4.43 per mmbtu and $25.24 per barrel for natural gas and West Texas Intermediate Crude, respectively. Over this same period of time, the number of land rigs working domestically increased to 988.

CURRENT CONDITIONS AND OUTLOOK

         The last up cycle in our industry, which began in the second half of 1999 and continued through the third quarter of 2001, was marked by rapidly increasing dayrates, significant backlog and reactivation of rigs from cold-stacked status and inventory. Dayrates began increasing when the U.S. land rig count reached approximately 600 rigs on the Baker Hughes rotary rig count and continued to rise until roughly mid-2001. Backlog, in the form of signed contracts and non-binding oral commitments from customers, generally extended beyond six months and through the use of term contracts extended up to two years.

         Although the domestic land rig count has increased from 628 in April 2002 to 988 at the end of January 2004, we believe that the current cycle of increasing rig count differs from the last in that, to date, dayrates have increased only slightly and we believe backlog has yet to build to levels seen in 2001. We believe there are a number of factors that contribute to the overall lack of intensity in the current up cycle.

         First, the expansion of the land rig fleet in the last up cycle means there are more rigs available to meet the demand in this cycle with little or no additional capital expenditure. It is estimated that rigs refurbished and reactivated in the last up cycle added between 120 and 150 rigs to the market that are capable of working in this cycle. In addition, new-build rig programs have added between 50 and 60 additional rigs to the market over the last two years.

         Second, the customer base that accounts for the largest portion of working land rigs consists of independent producers of oil and gas. We believe that this customer group has, in general, changed its management focus from rapid oil and gas reserve expansion through drilling and acquisition to overall financial health measured by balance sheet strength and adequate returns on capital employed. Under the old focus, we believe that during periods when commodity prices were high, these customers generally applied the greatest portion of available cash to increase reserves. Today, we believe that drilling prospects compete with debt reduction, producing property acquisitions, and stock buybacks for available cash.

         Third, we believe the nature of the competitive environment is different. Competition in this up cycle has focused on market share rather than obtaining higher dayrates, which received much stronger emphasis in the last up cycle.

         Finally, a general lack of deep drilling has become evident in this up cycle, leaving high horsepower premium rigs idle or under utilized. The number of wells drilled by the top 15 operators to depths greater than 10,000 feet has declined approximately 30% from the peak in 2001 to the present. Also, today there are approximately 50 fewer rigs drilling wells to target depths of 15,000 feet or deeper than were drilling at the peak of the last up cycle. This failure of the deep drilling segment of the market to rebound as quickly as in the past is reflected not only in the number of rigs working but also in lower average operating margins. Rigs drilling deeper wells typically command higher margins.

         We believe we are in a solid position to benefit from an increase in drilling activity which we believe could develop in 2004. We continue to maintain our premium fleet of equipment and retain our experienced personnel which are essential to providing quality service to our customers and returning our rigs to work when market conditions improve.

         During each quarter in 2003, we averaged between 59 and 62 rigs working and have averaged 63 rigs working thus far in the first quarter of 2004. We have, however, seen an increase in the amount of future work for our rigs currently operating as well as an increase in the dayrates we are currently bidding for our rigs. This future work is in the form of signed contracts and non-binding oral commitments from our customers.

OPERATIONS

         At February 10, 2004, we had a rig fleet of 117 rigs, 80 of which were marketed, 22 cold-stacked and 15 held for future refurbishment. Cold-stacked rigs are rigs that are stacked without crews, are not currently being marketed and do not require substantial investment to be returned to service. We estimate that our cold-stacked rigs could be returned to service for an aggregate of approximately $2.5 million to $3.0 million. We currently conduct our operations in the following domestic drilling markets:

         -        Ark-La-Tex;

         -        Gulf Coast;

         -        Mississippi/Alabama;

         -        South Texas;

         -        Rocky Mountain; and

         -        West Texas.

         We conduct our operations primarily in domestic markets which we believe have historically had greater utilization rates and dayrates than the combined total of all other domestic markets. This is in part due to the heavy concentration of natural gas reserves in these markets. During 2003, approximately 98% of the wells we drilled for our customers were drilled in search of natural gas. Larger natural gas reserves are typically found in deeper geological formations and generally require premium equipment and quality crews to drill the wells.

         Ark-La-Tex Division. Our Ark-La-Tex division provides drilling services primarily in Northeast Texas, Northern Louisiana and Southern Arkansas, and the Mississippi/Alabama market. We currently have 19 marketed rigs in this division which consist of 11 diesel electric rigs and eight mechanical rigs. Our Ark-La-Tex division also operates a fleet of trucks which is used exclusively to move our rigs. The Ark-La-Tex division also manages the operations of our Rocky Mountain and West Texas districts.

         We had an average of 14 rigs working in our Ark-La-Tex division during 2003. Daywork contracts generated approximately 84% of our revenues and 72% of the operating margin in this division during 2003, while turnkey and footage contracts generated the remaining 16% of our revenues and 28% of our operating margin. Operating margin is defined as revenues less drilling operations expenses. The average revenue per rig day worked by the division during 2003 was $10,438.

         Gulf Coast Division. Our Gulf Coast division provides drilling services in Southern Louisiana and along the upper Texas Gulf Coast. We currently have 21 marketed rigs in this division which consist of 18 diesel electric rigs and three mechanical rigs.

         We had an average of 18 rigs working in our Gulf Coast division during 2003. Daywork contracts generated approximately 40% of our revenues and 34% of our operating margin in this division during 2003, while turnkey and footage contracts generated the remaining 60% of our revenues and 66% of our operating margin. The average revenue per rig day worked by the division during 2003 was $16,002.

         South Texas Division. We currently have 30 marketed rigs in this division. The marketed rigs consist of 15 diesel electric rigs, ten trailer-mounted rigs, one of which is diesel electric, and five mechanical rigs. The South Texas division also operates a fleet of trucks which is used exclusively to move our rigs.

         We had an average of 22 rigs working in our South Texas division during 2003. Daywork contracts generated approximately 63% of our revenues and 38% of our operating margin in this division during 2003, while turnkey and footage contracts generated the remaining 37% of our revenues and 62% of our operating margin. The average revenue per rig day worked by the division during 2003 was $12,241.

         Rocky Mountain District. Our Rocky Mountain district provides drilling services in the market area which consists of Wyoming, Colorado, northwest Utah and northern New Mexico. We began operations in the Rocky Mountain market in June 2001 and currently have four marketed rigs in this district. Two of these rigs are 3,000 horsepower or larger diesel electric rigs while the other two rigs are diesel electric 1,500 horsepower rigs. Daywork contracts generated 100% of the revenue and operating margin in this market area and the average revenue per rig day worked in the district during 2003 was $13,206. Currently, we have three rigs working in this district. We continue to look for opportunities to expand our market presence in this area.

         West Texas District. Our West Texas district provides drilling services in West Texas and Southeast New Mexico. We began operations in West Texas in October 2001. Since that time, we have increased the number of marketed rigs in this district to six diesel electric rigs. During 2003, we averaged five rigs working under daywork contracts, with an average revenue per rig day worked of $9,856.

COLD STACKED RIGS AND RIGS HELD FOR REFURBISHMENT

         We have the ability to return all 22 cold-stacked rigs to work at an estimated aggregate cost of $2.5 million to $3.0 million, which would bring our marketed fleet to 102 rigs. In addition, we have 15 rigs held for future refurbishment that could be returned to service for an average of approximately $5.0 million per rig, excluding drill pipe and drill collars. The actual number of rigs reactivated in 2004, if any, and in the future will depend upon many factors, including our estimation of existing and anticipated demand and dayrates, our success in bidding for domestic contracts, including term contracts, and the timing of the reactivations. The actual cost of reactivating these rigs would also depend upon the specific customer requirements and to the extent that we choose to upgrade these rigs.

CONTRACTS

         Our contracts for drilling oil and natural gas wells are obtained either through competitive bidding or as a result of negotiations with customers. Contract terms offered by us are generally dependent on the complexity and risk of operations, on-site drilling conditions, type of equipment used and the anticipated duration of the work to be performed. Generally, drilling contracts are for a single well. The majority of our drilling contracts are typically subject to termination by the customer on short notice with little or no penalty. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis.

         Daywork Contracts. Under daywork drilling contracts, we provide a drilling rig with required personnel to our customer who supervises the drilling of the well. We are paid based on a fixed rate per day while the rig is utilized. Daywork drilling contracts specify the equipment to be used, the size of the hole and the depth of the well. Under a daywork drilling contract, the customer bears a large portion of out-of-pocket costs of drilling. The dayrate we receive is not dependent on the usual risks associated with drilling, such as time delays for various reasons, including stuck drill pipe or blowouts.

         We sometimes enter into term contracts to provide drilling services on a daywork basis. Typically, the length of our term contracts have ranged from six months to two years. They have usually included a per rig day termination rate approximately equal to our daily operating margin under the contract. We seek term contracts with our customers when we believe that those contracts may mitigate the financial impact to us of a decline in dayrates during the period in which the term contract is in effect. During late 2001 and 2002, the use of term contracts enabled us to maintain margins that proved to be higher than was attainable during 2002 and 2003. We also have used term contracts to contractually assure that we receive sufficient cash flow to recover the costs of improvements we make to the rigs under the term contract, particularly when those improvements are requested by the customer.

         Turnkey Contracts. Under a turnkey contract, we contract to drill a well to an agreed upon depth under specified conditions for a fixed price, regardless of the time required or the problems encountered in drilling the well. We provide technical expertise and engineering services, as well as most of the materials required for the well, and are compensated when the contract terms have been satisfied. Turnkey contracts afford an opportunity to earn a higher margin than would normally be available on daywork or footage contracts if the contract can be completed without complications.

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

         Footage Contracts. Under footage contracts, we are paid a fixed amount for each foot drilled, regardless of the time required or certain problems encountered in drilling the well. We typically pay more of the out-of-pocket costs associated with footage contracts than under daywork contracts. Similar to a turnkey contract, the risks to us on a footage contract are greater than under a daywork contract because we assume some of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, and risks associated with subcontractors' services, supplies, cost escalation and personnel. Generally, the overall risk we assume is not as great as under turnkey contracts. As with turnkey contracts, we manage additional risk through the use of engineering expertise and bid the footage contracts accordingly. We also maintain insurance coverage against certain drilling hazards.

CUSTOMERS AND MARKETING

         Our contract drilling customers include independent producers and major oil and gas companies. In 2003, 35% of our revenue came from major oil and gas companies and large independent producers, while the remaining 65% came from other independents. For the year ended December 31, 2003, no individual customer accounted for more than 10% of our revenues. We primarily market our drilling rigs on a regional basis through employee sales representatives. These sales representatives utilize personal contacts and industry periodicals and publications to determine which operators are planning to drill oil and natural gas wells in the immediate future. Once we have been placed on the "bid list" for an operator, we will typically be given the opportunity to bid on all future wells for that operator in the area.

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

INSURANCE

         Our operations are subject to the many hazards inherent in the drilling business, including, for example, blowouts, cratering, fires, explosions and adverse weather. These hazards could cause personal injury, death, suspend drilling operations or seriously damage or destroy the equipment involved and could cause substantial damage to producing formations and surrounding areas. Damage to the environment could also result from our operations, particularly through oil spillage and extensive, uncontrolled fires. As a protection against operating hazards, we maintain insurance coverage, including comprehensive general liability, workers' compensation insurance, property casualty insurance on our rigs and drilling equipment, and "control of well" insurance. In addition, we have commercial excess liability insurance, to cover general liability, auto liability and workers' compensation claims which are higher than the maximum coverage provided under those policies. The table below and the discussion that follows highlights these coverages.

                                                                                                Deductible/
                                             Limit                    Aggregate           Self-Insured Retention
          Coverage                      per Occurrence                  Limit                 per Occurrence
-----------------------------       ----------------------        ----------------      ---------------------------
   Workers' compensation/
       Employer liability           Statutory(1)/$1.0 million           None                     $350,000

    Automobile liability                 $1.0 million                   None                     $350,000

Commercial general liability             $1.0 million               $2.0 million                 $250,000

Commercial excess liability             $10.0 million              $10.0 million           Underlying insurance

Commercial excess liability             $65.0 million              $65.0 million           Underlying insurance

----------
(1) Workers' compensation policy limits vary depending on the laws of the particular states in which we operate.

         Our property casualty insurance coverage for damage to our rigs and drilling equipment is based on our estimate of the cost of comparable used equipment to replace the insured property. There is a $125,000 maintenance deductible per occurrence for losses on our rigs. In addition, there is a deductible of $850,000 in the aggregate over the policy period, exclusive of the maintenance deductible. There is a $25,000 deductible per occurrence on other equipment. We do not have insurance coverage against loss of earnings resulting from damage to our rigs.

         We also maintain insurance coverage to protect against certain hazards inherent in our turnkey and footage contract drilling operations. This insurance covers "control of well" (including blowouts above and below the surface), cratering, seepage and pollution and care, custody and control. Our current insurance provides $3.0 million coverage per occurrence for care, custody and control, and coverage per occurrence for control of well, cratering, seepage and pollution associated with drilling operations of either $10.0 million or $20.0 million, depending upon the area in which the well is drilled and its target depth. Each form of coverage provides for a deductible that we must meet, as well as a maximum limit of liability. Each casualty is an occurrence, and there may be more than one such occurrence on a well, each of which would be subject to a separate deductible.

         No assurances can be given that we will be able to maintain the above-mentioned insurance types and/or the amounts of coverage that we believe to be adequate. Also, there are no assurances that these types of coverages will be available in the future. Our insurance may not be sufficient to protect us against liability for all consequences of well disasters, extensive fire damage, damage to the environment, damage to producing formations or other hazards. The rising cost and/or availability of certain types of insurance could have an adverse effect on our financial condition and results of operations.

CERTAIN RISKS

A material or extended decline in expenditures by the oil and gas industry, due to a decline or volatility in oil and gas prices, a decrease in demand for oil and gas or other factors, would reduce our revenue and income.

         As a supplier of land drilling services, our business depends on the level of drilling activity by oil and gas exploration and production companies operating in the geographic markets where we operate. The number of wells they choose to drill is strongly influenced by past trends in oil and natural gas prices, current prices and their outlook for future prices. Low oil and natural gas prices, or the perception among oil and gas companies that prices are likely to decline, can materially and adversely affect us in many ways, including:

         -        our revenues, cash flows and earnings;

         - the fair market value of our rig fleet, which in turn could trigger a writedown of the carrying value of these assets for accounting purposes;

         -        our ability to maintain or increase our borrowing capacity;

         - our ability to obtain additional capital to finance our business and make acquisitions, and the cost of that capital; and

         - our ability to retain skilled rig personnel who we would need in the event of an increase in the demand for our services.

         Depending on the market prices of oil and natural gas, oil and gas exploration and production companies may cancel or curtail their drilling programs, thereby reducing demand for our services. Even during periods when prices for oil and natural gas are high, companies exploring for oil and natural gas may cancel or curtail their drilling programs for a variety of other reasons beyond our control. Any reduction in the demand for drilling services may materially erode dayrates, the prices we receive for our turnkey drilling services and the utilization rates for our rigs, any of which could adversely affect our financial results. Oil and natural gas prices have been volatile historically and, we believe, will continue to be so in the future. Many factors beyond our control affect oil and natural gas prices, including:

         -        weather conditions in the United States and elsewhere;

         -        economic conditions in the United States and elsewhere;

         -        actions by OPEC, the Organization of Petroleum Exporting
                  Countries;

         - political instability in the Middle East, Venezuela and other major producing regions;

         -        governmental regulations, both domestic and foreign;

         - the pace adopted by foreign governments for exploration of their national reserves; and

         -        the overall supply and demand for oil and natural gas.

An economic downturn may adversely affect our business.

         An economic downturn may cause reduced demand for petroleum-based products and natural gas. In addition, many oil and natural gas production companies often reduce or delay expenditures to reduce costs, which in turn may cause a reduction in the demand for our services during these periods. The number of active land drilling rigs may be indicative of demand for services that we provide. If the economic environment worsens, our business, financial condition and results of operations may be further adversely impacted.

The intense price competition and cyclical nature of our industry could have an adverse effect on our revenues and profitability.

         The contract drilling business is highly competitive with numerous industry participants. The drilling contracts we compete for are usually awarded on the basis of competitive bids. We believe pricing and rig availability are the primary factors considered by our potential customers in determining which drilling contractor to select. We believe other factors are also important. Among those factors are:

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

         While we must generally be competitive in our pricing, our competitive strategy emphasizes the quality of our equipment, the safety record of our rigs and the experience of our rig crews to differentiate us from our competitors. This strategy is less effective during an industry downturn as lower demand for drilling services intensifies price competition and makes it more difficult for us to compete on the basis of factors other than price.

         The contract drilling industry historically has been cyclical and has experienced periods of low demand, excess rig supply, and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. Periods of excess rig supply intensify the competition in our industry and often result in rigs being idle.

         There are numerous competitors in each of the markets in which we compete. In all of those markets, an oversupply of rigs can cause greater price competition. Contract drilling companies compete primarily on a regional basis, and the intensity of competition may vary significantly from region to region at any particular time. If demand for drilling services improves in a region where we operate, our competitors might respond by moving in suitable rigs from other regions. An influx of rigs from other regions could rapidly intensify competition and make any improvement in demand for drilling rigs short-lived.

We face competition from competitors with greater resources.

         Some of our competitors have greater financial and human resources than do we. Their greater capabilities in these areas may enable them to:

         -        better withstand industry downturns;

         -        compete more effectively on the basis of price and technology;

         -        retain skilled rig personnel; and

         - build new rigs or acquire and refurbish existing rigs to be able to place rigs into service more quickly than we can.

Our drilling operations involve operating hazards which if not adequately insured or indemnified against could adversely affect our results of operations and financial condition.

         Our operations are subject to the usual hazards inherent in the land drilling business including the risks of:

         -        blowouts;

         -        reservoir damage;

         -        cratering;

         -        fires, pollution and explosions;

         -        collapse of the borehole;

         -        lost or stuck drill strings; and

         -        damage or loss from natural disasters.

         If these drilling hazards occur they can produce substantial liabilities to us which include:

         -        suspension of drilling operations;

         -        damage to the environment;

         - damage to, or destruction of, our property and equipment and that of others;

         -        personal injury and loss of life; and

         - damage to producing or potentially productive oil and natural gas formations through which we drill.

         We attempt to obtain indemnification from our customers by contract for certain of these risks under daywork contracts but are not always able to do so. We also seek to protect ourselves from some but not all operating hazards through insurance coverage. The indemnification we receive from our customers and our own insurance coverage may not, however, be sufficient to protect us against liability for all consequences of disasters, personal injury and property damage. Additionally, our insurance coverage generally provides that we bear a portion of the claim through substantial insurance coverage deductibles. Our insurance or indemnification arrangements may not adequately protect us against liability from all of the hazards of our business. If we were to incur a significant liability for which we were not fully insured or indemnified, it could adversely affect on our financial position and results of operations.

         Our cost of insurance increased significantly in 2003 compared to prior years, which we believe is consistent with the experience of most companies in our industry. When we renew our current insurance policies, the premiums we pay may again increase, which will increase our operating costs. Additionally, we may be unable to obtain or renew insurance coverage of the type and amount we desire at reasonable rates.

Business acquisitions entail numerous risks and may disrupt our business, dilute shareholder value or distract management attention.

         As part of our business strategy, we plan to consider acquisitions of, or significant investments in, businesses and assets that are complementary to ours. Any acquisition that we complete could have a material adverse affect on our operating results and/or the price of our securities. Acquisitions involve numerous risks, including:

         -        unanticipated costs and liabilities;

         - difficulty of integrating the operations and assets of the acquired business;

         - our ability to properly access and maintain an effective internal control environment over an acquired company, in order to comply with the recently adopted and pending public reporting requirements;

         - potential loss of key employees and customers of the acquired companies; and

         -        an increase in our expenses and working capital requirements.

         We may incur substantial indebtedness to finance future acquisitions and also may issue equity securities or convertible securities in connection with any such acquisitions. Debt service requirements could represent a significant burden on our results of operations and financial condition and the issuance of additional equity could be dilutive to our existing stockholders. Also, continued growth could divert the attention of our management and other employees from our day-to-day operations and the development of new business opportunities.

Our operations are subject to environmental laws that may expose us to liabilities for noncompliance, which may adversely affect us.

         Many aspects of our operations are subject to domestic laws and regulations. For example, our drilling operations are typically subject to extensive and evolving laws and regulations governing:

         -        environmental quality;

         -        pollution control; and

         -        remediation of environmental contamination.

         Our operations are often conducted in or near ecologically sensitive areas, such as wetlands, which are subject to special protective measures and which may expose us to additional operating costs and liabilities for noncompliance with applicable laws. The handling of waste materials, some of which are classified as hazardous substances, is a necessary part of our operations. Consequently, our operations are subject to stringent regulations relating to protection of the environment and waste handling which may impose liability on us for our own noncompliance and, in addition, that of other parties without regard to whether we were negligent or otherwise at fault. Compliance with applicable laws and regulations may require us to incur significant expenses and capital expenditures which could have a material and adverse effect on our operations by increasing our expenses and limiting our future contract drilling opportunities.

We have had only two profitable years since 1991.

         We have a history of losses with only two profitable years since 1991. In 1997, we had net income of $10.2 million and in 2001 we had net income of $68.5 million. Our ability to achieve profitability in the future will depend on many factors, but primarily on the utilization rates for our rigs and the rates we charge for them.

Unexpected cost overruns on our turnkey and footage drilling jobs could adversely affect us.

         We have historically derived a significant portion of our revenues and operating margin from turnkey and footage drilling contracts and we expect that they will continue to represent a significant component of our revenues. The occurrence of operating cost overruns on our turnkey and footage jobs could have a material adverse effect on our financial position and results of operations. Under a typical turnkey or footage drilling contract, we agree to drill a well for our customer to a specified depth and under specified conditions for a fixed price. We typically provide technical expertise and engineering services, as well as most of the equipment required for the drilling of turnkey and footage wells. We often subcontract for related services. Under typical turnkey drilling arrangements, we do not receive progress payments and are entitled to be paid by our customer only after we have performed the terms of the drilling contract in full. For these reasons, the risk to us under turnkey and footage drilling contracts is substantially greater than for wells drilled on a daywork basis because we must assume most of the risks associated with drilling operations that are generally assumed by our customer under a daywork contract.

We could be adversely affected if shortages of equipment, supplies or personnel occur.

         While we are not currently experiencing any shortages, from time to time there have been shortages of drilling equipment and supplies which we believe could reoccur. During periods of shortages, the cost and delivery times of equipment and supplies are substantially greater. In the past, in response to such shortages, we have entered into agreements with various suppliers and manufacturers that enabled us to reduce our exposure to price increases and supply shortages. Although we have formed many informal supply arrangements with equipment manufacturers and suppliers, we cannot assure you that we will be able to maintain existing arrangements. Shortages of drilling equipment or supplies could delay and adversely affect our ability to return to service our rigs held for future refurbishment and obtain contracts for our marketed rigs, which could have a material adverse effect on our financial condition and results of operations.

         Although we have not encountered material difficulty in hiring and retaining qualified rig crews, such shortages have occurred in the past in our industry. We may experience shortages of qualified personnel to operate our rigs, which could have a material adverse effect on our financial condition and results of operations.

Our indentures and our credit agreement may prohibit us from participation in certain transactions that we may consider advantageous.

         The indentures under which we issued our 8 7/8% Senior Notes due 2007 and 8 7/8% Senior Notes due 2007, Series B (together, the "8 7/8% Notes") contain restrictions on our ability and the ability of certain of our subsidiaries to engage in certain types of transactions. These restrictive covenants may adversely affect our ability to pursue business acquisitions. These include covenants which may prohibit or limit our ability to:

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

         Our subsidiary, Grey Wolf Drilling Company L.P., has entered into a credit facility that also contains covenants restricting our ability to undertake many of the same types of transactions and contains financial ratio covenants when certain conditions are met. They may also limit our ability to respond to changes in market conditions. Our ability to meet the financial ratio covenants of our credit agreement and indentures can be affected by events and conditions beyond our control and we may be unable to meet those tests (see Note 4 to the consolidated financial statements). We may in the future incur additional indebtedness that may contain additional covenants that may be more restrictive than our current covenants.


         Our credit facility contains default terms that effectively cross default with any of our other debt agreements, including the indentures for our 8 7/8% Notes and our 3.75% Contingent Convertible Notes due May 2023 (the "3.75% Notes"). Thus, if we breach the covenants in the indentures for our 8 7/8% Notes, it could cause our default under our 8 7/8% Notes, our credit facility and, possibly, other then outstanding debt obligations owed by us. If the indebtedness under our credit facility or other indebtedness owed by us is more than $10.0 million and is not paid when due, or is accelerated by the holders of the debt, then an event of default under the indentures covering our 8 7/8% Notes would occur. If circumstances arise in which we are in default under our various credit agreements, our cash and other assets may be insufficient to repay our indebtedness.

We have a significant amount of indebtedness and could incur additional indebtedness, which could materially and adversely affect our financial condition and results of operations.

         We have now and will continue to have a significant amount of indebtedness. On December 31, 2003, our total long-term indebtedness was approximately $235.0 million in principal amount, (primarily consisting of $150.0 million in principal amount of our 3.75% Notes and $85.0 million in principal amount of 8 7/8% Notes).

         Our substantial indebtedness could:

         - increase our vulnerability to general adverse economic and industry conditions;

         - require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

         - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

         - place us at a competitive disadvantage compared to our competitors that have less debt; and

         -        limit our ability to borrow additional funds.

         Neither the indenture governing our 3.75% Notes nor the terms of our 3.75% Notes limit our ability to incur additional indebtedness, including senior indebtedness, or to grant liens on our assets. We and our subsidiaries may incur substantial additional indebtedness and liens on our assets in the future.

         Our existing senior indebtedness is, and any senior indebtedness we incur will be, effectively subordinated to any present or future obligations to secured creditors and liabilities of our subsidiaries.

         Substantially all of our assets and the assets of our subsidiaries, including our drilling equipment and the equity interests in our subsidiaries, are pledged as collateral under our credit facility. Our credit facility is also secured by our guarantee and the guarantees of our subsidiaries. The 3.75% Notes and the 8 7/8% Notes are, and any senior indebtedness we incur will be, effectively subordinated to all of our and our subsidiaries' existing and future secured indebtedness, including any future indebtedness incurred under our credit facility. As of February 10, 2004, we had the ability to borrow approximately $58.6 million under our credit facility (after reductions for undrawn outstanding standby letters of credit of $16.4 million). In addition, the 3.75% Notes and the 8 7/8% Notes are effectively subordinated to the claims of all of the creditors, including trade creditors and tort claimants, of our subsidiaries.


To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

         Our operating activities did not provide net cash sufficient to pay our debt service obligations for the year ended December 31, 2003 and we cannot assure you that we will be able to generate sufficient cash flow in the future. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a large extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

Our reported earnings per share may be more volatile because of the conversion contingency provision of the 3.75% Notes.

         Holders of the 3.75% Notes may convert such notes prior to the maturity date into shares of our common stock in the following circumstances:

         - during any calendar quarter, if the closing sale price per share of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs, is more than 110% of the conversion price per share ($7.10 per share) on that 30th trading day;

         -        if we have called the 3.75% Notes for redemption;

         - during any period that the credit ratings assigned to the 3.75% Notes by both Moody's Investors Service ("Moody's") and Standard & Poors Ratings Group ("S&P") are reduced below B1 and B+, respectively;

         -        if neither Moody's nor S&P is rating the 3.75% Notes;

         - during the five trading day period immediately following any nine consecutive trading day period in which the average trading price per $1,000 principal amount of the 3.75% Notes for each day of such period was less than 95% of the product of the closing sale price per share of our common stock on that day multiplied by the number of shares of our common stock issuable upon conversion of $1,000 principal amount of the 3.75% Notes; or

         - upon the occurrence of specified corporate transactions, including a change in control.

         Until one of these contingencies is met, the shares underlying the 3.75% Notes are not included in the calculation of basic or diluted earnings per share. Should one of these contingencies be met, earnings per share could decrease, depending on the level of net income, as a result of the inclusion of the underlying shares in the earnings per share calculation. Volatility in our stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of diluted earnings per share.

Our indentures for the 8 7/8% Notes and our credit agreement restrict our ability to pay dividends.

         We have never declared a cash dividend on our common stock and do not expect to pay cash dividends on our common stock for the foreseeable future. We expect that all cash flow generated from our operations in the foreseeable future will be retained and used to develop or expand our business, pay debt service and reduce outstanding indebtedness. Furthermore, the terms of our credit facility prohibit the payment of dividends without the prior written consent of the lenders and the terms of the indentures under which our 8 7/8% Notes are issued also restrict our ability to pay dividends under certain conditions.

Certain provisions of our organizational documents, securities and credit agreement have anti-takeover effects which may prevent our shareholders from receiving the maximum value for their shares.

         Our articles of incorporation, bylaws, securities and credit agreement contain certain provisions that may delay or prevent entirely a change of control transaction not supported by our board of directors, or any transaction which may have that general effect. These provisions include:

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

         Additionally, the indentures under which our 3.75% Notes and 8 7/8% Notes are issued require us to offer to repurchase the 3.75% Notes and 8 7/8% Notes then outstanding at a purchase price equal to 100% and 101%, respectively, of the principal amount plus accrued and unpaid interest to the date of purchase in the event that we become subject to a change of control, as defined in the indentures. This feature of the indentures could also have the effect of discouraging potentially attractive change of control offers.

         Furthermore, we have adopted a shareholder rights plan which may have the effect of impeding a hostile attempt to acquire control of us.

Large amounts of our common stock may be resold into the market in the future which could cause the market price of our common stock to drop significantly, even if our business is doing well.

         As of February 10, 2004, 181.4 million shares of our common stock were issued and outstanding. An additional 10.2 million shares of our common stock were issuable upon exercise of outstanding stock options (of which 5.4 million shares are currently exercisable) and 23.3 million shares were issuable upon conversion of the 3.75% Notes, once a contingency is met (see Note 4 to the consolidated financial statements). The market price of our common stock could drop significantly if future sales of substantial amounts of our common stock occur, or if the perception exists that substantial sales may occur.

EMPLOYEES

         At February 10, 2004, we had approximately 1,750 employees. None of our employees are subject to collective bargaining agreements, and we believe our employee relations are satisfactory.

FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:

         -        business strategy;

         -        demand for our services;

         -        2004 rig activity and financial results;

         -        reactivation and cost of reactivation of non-marketed rigs;

         -        projected dayrates and operating margins per rig day;

         -        rigs expected to be engaged in turnkey and footage operations;

         -        projected tax benefit rate;

         -        wage rates and retention of employees;

         -        sufficiency of our capital resources and liquidity; and

         -        depreciation and capital expenditures in 2004.

         Although we believe the forward-looking statements are reasonable, we cannot assure you that these statements will prove to be correct. We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate when the statements were made. In addition to those risks described above under "Certain Risks" other factors that could cause actual results to differ materially from our expectations include:

         -        fluctuations in prices and demand for oil and natural gas;

         - fluctuations in levels of oil and natural gas exploration and development activities;

         - fluctuations in the demand for contract land drilling services;

         -        the existence and competitive responses of our competitors;

         -        uninsured or underinsured casualty losses;

         -        technological changes and developments in the industry;

         - the existence of operating risks inherent in the contract land drilling industry;

         -        U.S. and global economic conditions;

         -        the availability and terms of insurance coverage;

         -        the ability to attract and retain qualified personnel;

         - unforeseen operating costs such as cost for environmental remediation and turnkey and footage cost overruns; and

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

ITEM 2. PROPERTIES

DRILLING EQUIPMENT

         An operating land drilling rig consists of engines, drawworks, mast, substructure, pumps to circulate drilling fluid, blowout preventers, drill pipe and related equipment. Domestically, land rigs generally operate with crews of four to six people.

         Our rig fleet consists of several rig types to meet the demands of our customers in each of the markets we serve. Our rig fleet consists of two basic types of drilling rigs, mechanical and diesel electric. Mechanical rigs transmit power generated by a diesel engine directly to an operation (for example the drawworks or mud pumps on a rig) through a compound consisting of chains, gears and hydraulic clutches. Diesel electric rigs are further broken down into two subcategories, direct current rigs and Silicon Controlled Rectifier ("SCR") rigs. Direct current rigs transmit the power generated by a diesel engine to a direct current generator. This direct current electrical system then distributes the electricity generated to direct current motors on the drawworks and mud pumps. An SCR rig's diesel engines drive alternating current generators and this alternating current can be transmitted to use for rig lighting and rig quarters or converted to direct current to drive the direct current motors on the rig. We own nine direct current diesel electric rigs and 52 SCR diesel electric rigs.

         We also own 17 mechanical rigs and one diesel electric rig that are trailer-mounted for greater mobility. We believe that trailer-mounted rigs and 1,500 to 2,000 horsepower diesel electric rigs are in highest demand in the South Texas market. Trailer-mounted rigs are more mobile than conventional rigs, thus decreasing the time and expense to the customer of moving the rig to and from the drill site. Under ordinary conditions, trailer-mounted rigs are capable of drilling an average of two 10,000 foot wells per month.

         We also utilize top drives in our drilling operations. A top drive allows drilling with 90-foot lengths of drill pipe rather than 30-foot lengths, thus reducing the number of required connections in the drill string. A top drive also permits rotation of the drill string while moving in or out of the hole. These characteristics increase drilling speed, personnel safety and drilling efficiency, and reduce the risk of the drill string sticking during operations. At February 10, 2004, we owned 15 top drives.

         We generally deploy our rig fleet among our divisions and districts based on the types of rigs preferred by our customers for drilling in the geographic markets served by our divisions and districts. The following table summarizes the rigs we own as of February 10, 2004:

                                     Maximum Rated Depth Capacity(1)
                      -----------------------------------------------------------
                       Under      10,000'      15,000'      20,000'
                      10,000'   to 14,999'   to 19,999'   and Deeper     Total
                      -------   ----------   ----------   ----------   ----------
MARKETED
Ark-La-Tex
    Diesel Electric         -          1            5             5         11
    Trailer-Mounted         -          1            -             -          1
    Mechanical              -          2            3             2          7
Gulf Coast
    Diesel Electric         -          -            1            17         18
    Mechanical              -          1            2             -          3
South Texas
    Diesel Electric         -          1            6             8         15
    Trailer-Mounted         -          9            -             1         10(2)
    Mechanical              -          4            -             1          5
Rocky Mountain
    Diesel Electric         -          -            -             4          4
West Texas
    Diesel Electric         -          -            2             4          6
                      -------     ------      -------      --------    -------
Total Marketed              -         19           19            42         80

NON-MARKETED
    Diesel Electric         -          -            -             7          7
    Trailer-Mounted         1          6            -             -          7
    Mechanical              1         11            8             3         23
                      -------     ------      -------      --------    -------
Total Non-Marketed          2         17            8            10         37
                      -------     ------      -------      --------    -------

TOTAL RIG FLEET             2         36           27            52        117
                      =======     ======      =======      ========    =======

----------
(1) The actual drilling capacity of a rig may be less than its rated capacity due to numerous factors, such as the length of the drill string and casing size. The intended well depth and the drill site conditions determine the length of the drill string and other equipment needed to drill a well.

(2)      Includes one diesel electric rig.

FACILITIES

         The following table summarizes our significant real estate:

Location                              Interest       Uses
--------                              --------       ----
Houston, Texas.....................   Leased     Corporate Office
Alice, Texas.......................   Owned      Division Office, Rig Yard, Truck Yard
Eunice, Louisiana..................   Owned      Division Office, Rig Yard
Haughton, Louisiana................   Owned      Rig Yard
Shreveport, Louisiana..............   Leased     Division Office
Shreveport, Louisiana..............   Owned      Rig Yard, Truck Yard
Casper, Wyoming....................   Leased     District Office
Midland, Texas.....................   Leased     District Office

         We lease approximately 22,700 square feet of office space in Houston, Texas for our principal corporate offices at a cost of approximately $41,500 per month. We believe that all our facilities are in good operating condition and that they are adequate for their present uses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET DATA

         Our common stock is listed and traded on the American Stock Exchange ("AMEX") under the symbol "GW." As of February 13, 2004, we had 976 shareholders of record. The following table sets forth the high and low closing prices of our common stock on the AMEX for the periods indicated:

                                                                        High    Low
                                                                       -----   -----
Period from January 1, 2004 to February 10, 2004                       $4.31   $3.74

Year Ended December 31, 2003
    Quarter ended March 31, 2003                                        4.50    3.50
    Quarter ended June 30, 2003                                         4.96    3.88
    Quarter ended September 30, 2003                                    4.19    3.22
    Quarter ended December 31, 2003                                     3.89    3.16

Year Ended December 31, 2002
    Quarter ended March 31, 2002                                        4.07    2.69
    Quarter ended June 30, 2002                                         5.01    3.72
    Quarter ended September 30, 2002                                    4.08    2.78
    Quarter ended December 31, 2002                                     4.42    3.15

         We have never declared or paid cash dividends on our common stock and do not expect to pay cash dividends in 2004 or for the foreseeable future. We anticipate that all cash flow generated from operations in the foreseeable future will be retained and used to develop or expand our business, pay debt service and reduce outstanding indebtedness. Any future payment of cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

         The terms of our credit facility prohibit the payment of dividends without the prior written consent of the lender and the terms of the Indentures under which our 8 7/8% Notes are issued also restrict our ability to pay dividends under certain conditions.

         On February 10, 2004, the last reported sales price of our common stock on the AMEX was $4.25 per share.

ITEM 6. SELECTED FINANCIAL DATA

                                                                Years Ended December 31,
                                            -------------------------------------------------------------
                                               2003         2002         2001        2000         1999
                                            ---------    ---------    ---------   ---------    ----------
                                                    (Amounts in thousands, except per share amounts)
Revenues (1)                                $ 285,974    $ 250,260    $ 433,739   $ 276,758    $ 148,465

Net income (loss)                             (30,200)     (21,476)      68,453      (8,523)     (41,262)

Net income (loss) per common share
     - basic and diluted                        (0.17)       (0.12)        0.38       (0.05)       (0.25)

Total assets (1)                              529,078      590,623      625,471     512,370      453,852

Senior and contingent convertible notes &
     other long-term debt                     234,898      249,613      250,695     249,851      249,962

----------
(1) Presentation revised to give effect to reclassification of certain items to conform to the presentation in 2002 and 2003 (see Note 1 to consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our consolidated financial statements included elsewhere herein. All significant intercompany transactions have been eliminated.

OVERVIEW

         We are a leading provider of contract land drilling services in the United States with a fleet of 117 rigs, of which 80 rigs are currently marketed. Our customers include independent producers and major oil and gas companies. We conduct all of our operations through our subsidiaries in the Ark-La-Tex, Gulf Coast, Mississippi/Alabama, South Texas, West Texas and Rocky Mountain drilling markets. Our drilling contracts generally provide compensation on a daywork, turnkey or footage basis (see Item 1. Business).

         Our business is cyclical and our financial results depend upon several factors. These factors include the overall demand for land drilling services, the level of demand for turnkey and footage services, the demand for deep versus shallow drilling services, the dayrates we receive for our services and our success drilling turnkey and footage wells.

Rig Activity

         After a modest increase in our number of rigs working in the first quarter of 2003, our rig count has remained relatively stable. Our premium rig fleet is biased towards deep gas drilling and we believe that our activity and market share have been adversely affected by the general lack of deep drilling in this current industry cycle.

         The table below shows the average number of land rigs working in the United States according to the Baker Hughes rotary rig count and the average number of our rigs working.

                                     2002                                       2003                        2004
  Domestic            ----------------------------------        ------------------------------------        ----
  Land Rig                                           Full                                       Full       Q-1 to
   Count              Q-1    Q-2     Q-3     Q-4     Year       Q-1     Q-2     Q-3     Q-4     Year        Date
 ---------            ---    ---     ---     ---     ----       ---     ---     ---     ---     ----        ----
Baker Hughes           679     683     722     723     695        773     903     964     988     880        995

  Grey Wolf             56      54      55      54      55         59      60      62      62      61         63

Drilling Contract Bid Rates

         Daywork dayrates are generally driven by utilization. Our daywork bid rates ranged between $7,000 and $8,500 per rig day during the fourth quarter of 2002. However, as the land rig count has increased, our leading edge bid rates have risen to between $8,000 and $9,500 per rig day. All leading edge bid rates exclude fuel and top drives. We believe that the drilling contract dayrates have been affected by an increase in the number of rigs available, as well as by the focus by our competitors on market share rather than higher dayrates.

         In addition to our fleet of drilling rigs, we currently own 15 top drives for which our current bid rates range from $1,500 to $2,000 per day. Bid rates for our top drives are in addition to the above stated bid rates for our rigs.

Turnkey and Footage Contract Activity

         Turnkey and footage work continues to be an important part of our business and operating strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher revenues and operating margins per rig day worked than under daywork contracts. However, we are typically required to bear additional operating costs (such as drill bits) that would otherwise be paid by the customer under daywork contracts. In 2003, our turnkey and footage operating margin (revenues less drilling operations expenses) was $6,094 per rig day compared to a daywork operating margin of $1,106 per rig day, and our turnkey and footage revenue was $31,087 per rig day compared to $9,562 per rig day for daywork. For the year ended December 31,

2003, turnkey and footage work represented 50% of our operating margin and 16% of total days worked compared to 20% of our operating margin and 9% of total days worked in 2002.

         The operating margins generated on turnkey and footage contracts vary widely based upon a number of factors, including the location of the contracted work as well as the depth and level of complexity of the wells drilled. The demand for drilling services under turnkey and footage contracts has historically been greater during periods of overall lower demand. While demand has been somewhat higher as evidenced by the increase in rig count, the demand for turnkey services has not declined. We believe this is due in large part to current daywork rates which have increased only slightly despite the increase in rig count.

FOURTH QUARTER FINANCIAL RESULTS

         The fourth quarter of 2003 exceeded our previous guidance for the quarter. Our previous guidance for the fourth quarter was a loss per share of $0.03 on a diluted basis and an operating margin of $10.5 million or approximately $1,700 per rig day. Our earnings per share on a diluted basis was actually $0.00 for the fourth quarter and our total operating margin (revenues less drilling operations expenses) was $19.3 million, or $3,366 per rig day. The fourth quarter operating margin consists of $9.5 million from turnkey contracts, $6.7 million from daywork contracts, and $3.1 million from the sale of a claim in bankruptcy, against a bankrupt customer, for revenues related to the early termination of a long-term contract.

         We exceeded our previous guidance primarily due to a record quarter from our turnkey business and the sale of the claim noted above. We averaged 12 rigs working on turnkey contracts during the fourth quarter, representing 20% of the total rig days and 49% of our operating margin. The operating margin per rig day for turnkey work was $8,448 in the fourth quarter of 2003 compared to $6,123 in the fourth quarter of 2002. This increase is due mainly to the complexity and depth of the turnkey wells drilled in the fourth quarter of 2003. We believe that turnkey work will remain strong in the first quarter of 2004, however, we are not expecting a repeat of the margin earned in the fourth quarter.

FIRST QUARTER 2004 OUTLOOK

         Based on currently anticipated levels of activity and dayrates, we expect to generate an operating margin of approximately $12.9 million, or $2,100 per rig day for the first quarter of 2004. Net loss per share is expected to be approximately $0.02 on a diluted basis, projecting an annual tax benefit rate of approximately 37%. We expect depreciation expense of approximately $12.9 million and interest expense of approximately $3.7 million in the first quarter of 2004. Capital expenditures for 2004 are currently projected to be $27.0 million to $30.0 million subject to the actual level of rig activity. These projections are forward-looking statements and while we believe our estimates are reasonable, we can give no assurance that such expectations or the assumptions that underlie such assumptions will prove to be correct. We expect to average between eight and 11 rigs working under turnkey and footage contracts during the first quarter of 2004; however, there can be no assurance that we will be able to maintain the current level of activity or operating margins derived from turnkey and footage contracts. See Item 1. Business-Forward-Looking Statements for important factors that could cause actual results to be differ materially from our expectations.

CRITICAL ACCOUNTING POLICIES

         Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require our management to make subjective estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. However, these estimates, judgments and assumptions concern matters that are inherently uncertain. Accordingly, actual amounts and results could differ from these estimates made by management, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management's most subjective judgments. The accounting policies that we believe are critical are property and equipment, impairment of long-lived assets, revenue recognition, insurance accruals, and income taxes.

         Property and Equipment. Property and equipment are stated at cost with depreciation calculated using the straight-line method over the estimated useful lives of the assets. We expense our maintenance and repair costs as incurred. We estimate the useful lives of our assets are between three and fifteen years.

         Impairment of Long-Lived Assets. We assess the impairment of our long-lived assets under Statement of Financial Accounting Standards Board ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such indicators include changes in our business plans, a change in the physical condition of a long-lived asset or the extent or manner in which it is being used, or a severe or sustained downturn in the oil and gas industry. If we determine that a triggering event, such as those described previously, has occurred we perform a review of our rig and rig equipment. Our review is performed by comparing the carrying value of each rig to the estimated undiscounted future net cash flows for that rig. If the carrying value of any rig is more than the estimated undiscounted future net cash flows expected to result from the use of the rig, a write-down of the rig to estimated fair market value must be made. The estimated fair market value is the amount at which an asset could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best estimate of fair market value, however, quoted market prices are generally not available. As a result, fair value must be determined based upon other valuation techniques. This could include appraisals or present value calculations. The calculation of undiscounted future net cash flows and fair market value is based on our estimates and projections.

         The demand for land drilling services is cyclical and has historically resulted in fluctuations in rig utilization. The severity and duration of the downturn during 1998 triggered an asset impairment charge of $93.2 million. We believe the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. The likelihood of an asset impairment increases during extended periods of rig inactivity. Each year we evaluate our cold stacked and inventory rigs and determine our intentions for their future use. This evaluation takes into consideration, among other things, the physical condition and marketability of the rig, and projected reactivation or refurbishment cost. If we were to change our intended use of some or all of the rigs, we could be required under SFAS No. 144 to record an impairment charge. During the fourth quarter of 2002, we recorded a pre-tax, non-cash asset impairment charge of $3.5 million after performing such a review. As we no longer intended to return five of those rigs to service, but use their component parts as spare equipment inventory, we recorded the charge to write the rigs down to their fair market value and reduced the number of drilling rigs in our fleet by five. In 2003, no impairment of our long-lived assets was recorded as no change in circumstances or in our intentions indicated that the carrying value of the assets was not recoverable. We currently have 22 cold stacked and 15 inventory rigs.

         Revenue Recognition. Revenue from daywork and footage contracts is recognized when earned as services are performed under the provisions of the contracts. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date compared to our estimate of the total contract costs. Under the percentage-of-completion, we make estimates of the total contract costs to be incurred, and to the extent these estimates change, the amount of revenue recognized could be affected. The significance of the accrued turnkey revenue varies from period to period depending on the overall level of demand for our services and the portion of that demand that is for turnkey services. At December 31, 2003, there were eight turnkey wells in progress versus four wells at December 31, 2002, with accrued revenue of $5.0 million and $3.6 million, respectively at such dates. Anticipated losses, if any, on uncompleted contracts are recorded at the time our estimated costs exceed the contract revenue.

         Insurance Accruals. We maintain insurance coverage related to workers' compensation and general liability claims up to $1.0 million per occurrence with an aggregate of $2.0 million for general liability claims. These policies include deductibles of $350,000 per occurrence for workers' compensation coverage and $250,000 per occurrence for general liability coverage. If losses should exceed the workers' compensation and general liability policy amounts, we have excess liability coverage up to a maximum of $75.0 million. At December 31, 2003 and 2002, we had $9.4 million and $9.7 million, respectively, accrued for losses incurred within the deductible amounts for workers' compensation and general liability claims. The amount accrued for the provision for losses incurred varies depending on the number and nature of the claims outstanding at the balance sheet date. In addition, the accrual includes management's estimate of the future cost to settle each claim such as future changes in the severity of the claim and increases in medical costs. In addition, we are self-insured for our employee health plan but purchase stop-loss coverage in order to limit our exposure to a maximum of $175,000 per occurrence under the plan.

         Income Taxes. Our deferred tax assets consist primarily of net operating loss carryforwards ("NOL's"). The estimated amount of our NOL's at December 31, 2003 are $133.5 million, which expires from 2010 to 2023. Approximately $7.2 million of these NOL's expire in 2010 and 2011, while the remaining $126.3 million expire between 2019 and 2023. Deferred tax assets must be assessed based upon the likelihood of recoverability from future taxable income and to the extent that recovery is not likely, a valuation allowance is established. At December 31, 2003, we do not have a valuation allowance as we believe that it is more likely than not that our future taxable income and reversal of deferred tax liabilities will be sufficient to recover our deferred tax assets. Our business, however, is extremely cyclical and is highly sensitive to changes in oil and natural gas prices and demand for our services and there can be no assurances that future economic or financial developments will not impact our ability to recover our deferred tax assets.

         In addition, we have $26.5 million in permanent differences which relate to differences between the financial accounting and tax basis of acquired assets. The permanent difference will be reduced as the assets are depreciated for financial accounting purposes on a straight-line basis over the next nine years. As the amortization of these permanent differences is a fixed amount, our effective tax rate varies widely based upon the current level of income or loss. See Note 3 to our consolidated financial statements for a reconciliation of our statutory to effective tax rate.

FINANCIAL CONDITION AND LIQUIDITY

         The following table summarizes our financial position as of December 31, 2003 and December 31, 2002.

                                           December 31, 2003                December 31, 2002
                                        ----------------------           ----------------------
                                                             (In thousands)
                                          Amount           %                Amount          %
                                        -----------      -----           -----------      -----
Working capital                         $    68,727         14           $   114,353         21
Property and equipment, net                 404,278         85               420,791         78
Other noncurrent assets                       5,141          1                 4,668          1
                                        -----------      -----           -----------      -----
         Total                          $   478,146        100           $   539,812        100
                                        ===========      =====           ===========      =====

Long-term debt                          $   234,898         49           $   249,613         46
Other long-term liabilities                  47,611         10                64,941         12
Shareholders' equity                        195,637         41               225,258         42
                                        -----------      -----           -----------      -----
         Total                          $   478,146        100           $   539,812        100
                                        ===========      =====           ===========      =====

Significant Changes in Financial Condition.

         The significant changes in our financial position from December 31, 2002 to December 31, 2003 are a decrease in working capital of $45.6 million, a decrease in other long-term liabilities of $17.3 million and a decrease in shareholders' equity of $29.6 million. The decrease in working capital is a result of the issuance of the 3.75% Contingent Convertible Senior Notes due 2023 (the "3.75% Notes") and partial redemption of the 8 7/8% Senior Notes due 2007 (the "8 7/8% Notes"), the net loss for the period and capital expenditures. The decrease in shareholders' equity liabilities is due almost entirely to the net loss for the period of $30.2 million. The decrease in other long-term liabilities is due to the change in our net deferred tax liabilities resulting from a deferred tax benefit of $16.4 million.

         On May 7, 2003, we issued $150.0 million aggregate principal amount of 3.75% Notes. The net proceeds of $146.6 million from the sale of the 3.75% Notes and $30.6 million of our available cash, a total of $177.2 million, were used to redeem $165.0 million aggregate principal amount of the 8 7/8% Notes, plus accrued but unpaid interest. The partial redemption of the 8 7/8% Notes was made on July 1, 2003 at a redemption premium of 102.9580%. This redemption premium of $4.9 million was included in interest expense in the second quarter of 2003. Amortization of the previously deferred financing costs associated with the notes was accelerated and approximately $2.5 million of additional interest expense was recognized in the quarter ended June 30, 2003.

         After the partial redemption of the 8 7/8% Notes, we continue to owe $85.0 million in aggregate principal amount of the 8 7/8% Notes and $150.0 million in aggregate principal amount of the 3.75% Notes, for a total aggregate principal amount of $235.0 million for both classes of senior notes. Our annual interest expense will be reduced by approximately $9.5 million as a result of the refinancing, including approximately $9.0 million of cash savings.

         The net effect on working capital of this refinancing was a reduction of $23.8 million consisting of a $15.0 million net reduction in debt outstanding, $4.9 million in a redemption premium paid on the 8 7/8% Notes and $3.9 million in financing costs related to the issuance of the 3.75% Notes. Capital expenditures of $35.1 million during the year also contributed to the decrease in working capital. Capital expenditures included the cash purchase of two diesel electric SCR rigs for $9.0 million.

3.75% Notes

         The 3.75% Notes bear interest at 3.75% per annum and mature on May 7, 2023. The 3.75% Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.45 per share, which is equal to a conversion rate of approximately 155.0388 shares per $1,000 principal amount of 3.75% Notes, subject to adjustment. We will pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing May 7, 2008, if the average trading price of the 3.75% Notes per $1,000 principal amount for the five day trading period ending on the third day immediately preceding the first day of the applicable six-month period equals $1,200 or more. The 3.75% Notes are our general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are immaterial. The 3.75% Notes and the guarantees rank equally with our 8 7/8% Notes. Fees and expenses of approximately $3.9 million incurred at the time of issuance are being amortized through May 2013, the first date the holders may require us to repurchase the 3.75% Notes. We may redeem some or all of the 3.75% Notes at any time on or after May 14, 2008, payable in cash, plus accrued but unpaid interest, including contingent interest, if any, to the date of redemption at various redemption prices shown in Note 4 to our consolidated financial statements.

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

         The 3.75% Notes are convertible, at the holders' option, prior to the maturity date into shares of our common stock in the following circumstances:

         - during any calendar quarter, if the closing sale price per share of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs, is more than 110% of the conversion price per share ($7.10 per share) on that 30th trading day;

         -        if we have called the 3.75% Notes for redemption;

         - during any period that the credit ratings assigned to the 3.75% Notes by both Moody's Investors Service ("Moody's") and Standard & Poors ("S&P") Ratings Group are reduced below B1 and B+, respectively, or if neither rating agency is rating the 3.75% Notes;

         - during the five trading day period immediately following any nine consecutive trading day period in which the average trading price per $1,000 principal amount of the 3.75% Notes for each day of such period was less than 95% of the product of the closing sale price per share of our common stock on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the 3.75% Notes; or

         - upon the occurrence of specified corporate transactions, including a change of control.

         The 3.75% Notes did not meet the criteria for conversion into common stock at any time during the year ended December 31, 2003 or during 2004 to the date of this Report. At February 10, 2004, the credit ratings assigned to the 3.75% Notes by Moody's and S&P were B1 and BB-, respectively.

         The indenture governing the 3.75% Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of our securities, and does not contain any financial covenants.

8 7/8% Notes

         At December 31, 2003, we had $85.0 million in aggregate principal amount of 8 7/8% Notes outstanding. The 8 7/8% Notes, issued in June 1997 and May 1998, bear interest at 8 7/8% per annum with original maturities on July 1, 2007. The 8 7/8% Notes are our general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are immaterial. The unamortized fees and expenses incurred at the time of issuance related to the principal amount outstanding are being amortized and discounts are being accreted over the life of the 8 7/8% Notes.

         We have the option to redeem the 8 7/8% Notes in whole or in part during the twelve months beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at 101.4792% and beginning July 1, 2005 and thereafter at 100.0000% together with any accrued but unpaid interest to the redemption date. Upon a change of control as defined in the indentures governing the 8 7/8% Notes, each holder of the 8 7/8% Notes will have the right to require us to repurchase all or any part of such holder's 8 7/8% Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued but unpaid interest to the date of purchase. We may also, from time-to-time, seek to retire the 8 7/8% Notes through redemptions, open market purchases and privately-negotiated transactions. Upon any such transaction, any difference between the redemption price and the face value of the 8 7/8% Notes will be recorded as interest expense.

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

CIT Facility

         Our subsidiary Grey Wolf Drilling Company L.P. has entered into a $75.0 million credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility") which expires during January 2006. The CIT Facility provides us with the ability to borrow up to the lesser of $75.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. The CIT Facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon our debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $20.0 million available for letters of credit. We are required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum.

         The CIT Facility contains affirmative and negative covenants and we are in compliance with these covenants. Substantially all of our assets, including our drilling equipment, are pledged as collateral under the CIT Facility which is also secured by a guarantee of Grey Wolf, Inc. and certain of our wholly-owned subsidiaries' guarantees. However, we retain the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside the contiguous 48 states of the United States of America. We currently have no outstanding balance under the CIT Facility but had $16.4 million of undrawn letters of credit at February 10, 2004. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and retained losses which may become payable under the terms of the underlying insurance contracts and for other purposes. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

         Among the various covenants that we must satisfy under the CIT Facility are the following two covenants which apply whenever our liquidity, defined as the sum of cash, cash equivalents and availability under the CIT Facility, falls below $25.0 million:

         - 1 to 1 EBITDA coverage of debt service, tested monthly on a trailing 12 month basis; and

         - minimum tangible net worth (as defined in the CIT Facility) at the end of each quarter will be at least the prior year tangible net worth less $30.0 million adjusted for quarterly tests.

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

         -        judgments in excess of $350,000; or

         - a change in control which means that we cease to own 100% of our two principal subsidiaries, some person or group has either acquired beneficial ownership of 30% or more of the outstanding common stock of Grey Wolf, Inc. or obtained the power to elect a majority of our board of directors, or our board of directors ceases to consist of a majority of "continuing directors" (as defined by the CIT Facility).

Certain Contractual Commitments

         The following table summarizes certain of our contractual cash obligations and related payments due by period at December 31, 2003 (amounts in thousands):

                                                            Payments Due by Period (1)
                                      ------------------------------------------------------------------------
                                                      Less than         1-3              4-5         After 5
Contractual Obligation                   Total          1 year         years            years         years
----------------------                -----------    -----------    -----------    ------------    -----------
3.75% Notes(2)
     Principal                        $   150,000    $         -    $         -    $          -    $   150,000
     Interest                             109,688          5,625         11,250          11,250         81,563
8 7/8% Notes(2)
     Principal                             85,000              -              -          85,000              -
     Interest                              30,176          7,544         15,088           7,544              -
Operating leases                              944            674            257              13              -
                                      -----------    -----------    -----------    ------------    -----------
Total contractual
   cash obligations                   $   375,808    $    13,843    $    26,595    $    103,807    $   231,563
                                      ===========    ===========    ===========    ============    ===========

----------
         (1) This assumes no conversion under, or acceleration of maturity dates due to redemption, breach of, or default under, the terms of the applicable contractual obligation.

         (2) See "8 7/8% Notes" and "3.75% Notes", above, for information relating to covenants, the breach of which could cause a default under, and acceleration of, the maturity date. Also see "3.75% Notes" for information related to the holders' conversion rights.

         Our CIT Facility provides up to $20.0 million for the issuance of letters of credit. If letters of credit which we cause to be issued are drawn upon by the holders of those letters of credit, then we will become obligated to repay those amounts along with any accrued interest and fees. Letters of credit issued reduce the amount available for borrowing under the CIT Facility and, as a result, we had borrowing capacity of $58.6 million at December 31, 2003. The following table illustrates the undrawn outstanding standby letters of credit at December 31, 2003 and the potential maturities if drawn upon by the holders (amounts in thousands):

                                                             Payments Due by Period (1)
                                      -----------------------------------------------------------------------------
       Potential                         Total          Less than           1-3             4-5            Over 5
Contractual Obligation                 Committed          1 year           years           years            years
----------------------                -----------      -----------      -----------     ----------      -----------
Standby letters of credit             $    16,445      $         -      $    16,445     $        -      $         -
                                      -----------      -----------      -----------     ----------      -----------
Total                                 $    16,445      $         -      $    16,445     $        -      $         -
                                      ===========      ===========      ===========     ==========      ===========

----------
         (1) Assumes no acceleration of maturity date due to breach of, or default under, the potential contractual obligation.

Cash Flow

         The net cash provided by or used in our operating, investing and financing activities is summarized below (amounts in thousands):

                                         Years Ended December 31,
                                   -----------------------------------
                                      2003         2002         2001
                                   ---------    ---------    ---------
Net cash provided by (used in):
    Operating activities           $  (7,040)   $  36,403    $ 148,312
    Investing activities             (33,927)     (21,947)    (101,209)
    Financing activities             (18,582)      (1,224)         491
                                   ---------    ---------    ---------
Net increase (decrease) in cash:   $ (59,549)   $  13,232    $  47,594
                                   =========    =========    =========

         Our cash flows from operating activities are affected by a number of factors including the number of rigs working under contract, whether the contracts are daywork, footage or turnkey, and the rate received for these services. Our cash flow generated from operating activities during the year ended December 31, 2003 was $4.1 million (before changes in operating assets and liabilities) compared to cash generated from operating activities during the year ended December 31, 2002 of $23.4 million (before changes in operating assets and liabilities). While the number of operating days increased by 10% from 2002 to 2003, our operating margin declined by $12.0 million. This decline was due in large part to the replacement of expiring term contracts with spot market contracts at lower rates and margins. The lower operating margin contributed to the reduction in cash flow from operating activities as did the $4.9 million in redemption premium paid upon partial redemption of the 8 7/8% Notes. Our cash flows from operating activities were also impacted by changes in operating assets and liabilities which used $11.1 million and provided $13.0 million in cash flow for the years ended December 31, 2003 and 2002, respectively.

         Generally, during times of increasing demand, our changes in working capital will result in the use of cash due primarily to the build-up of accounts receivable. While there was a small increase in overall demand in 2003 as compared to 2002, the $13.1 million increase in accounts receivable year over year was primarily due to the increase in demand for turnkey services. At the end of 2003, there were eight turnkey wells in progress while at the end of 2002 there where only four turnkey wells in progress. This is significant to our cash flow from operations in that we are generally responsible for significantly more costs while drilling under turnkey contracts (as opposed to daywork contracts) but we are not compensated until the contract terms have been completely satisfied. Under daywork contracts, we bill and are paid as work is performed.

         Another significant change in working capital was the decrease in accrued interest of $6.5 million. This reduction in accrued interest is due to the partial redemption of the 8 7/8% Notes and the sale of the 3.75% Notes which lowered our overall interest expense and changed the timing of our interest payments.

         Our cash flow generated from operating activities during the year ended December 31, 2002 was $23.4 million (before changes in operating assets and liabilities) compared to cash generated in operating activities during the year ended December 31, 2001 of $150.6 million (before changes in operating assets and liabilities). This change is principally due to a 35% decrease in operating days and a 55% decrease in our per rig day operating margins between the two periods. Our cash flows from operating activities were also impacted by changes in operating assets and liabilities which provided $13.0 million and used $2.3 million in cash flow for the years ended December 31, 2002 and 2001, respectively. The cash provided by changes in operating assets and liabilities during 2002 was due to the decline in accounts receivable as a direct result of the decline in operating days and operating margins.

         Cash flow used in investing activities for the years ended December 31, 2003, 2002, and 2001 primarily consisted of $35.1 million, 22.3 million, and $103.0 million of capital expenditures, respectively. These capital expenditures included the costs of sustaining our rigs, the acquisition of drill pipe and drill collars, the purchase of top drives, and other capital items. Also included in capital expenditures in 2003 was the cash purchase of two diesel electric SCR rigs for $9.0 million. In 2001, capital expenditures included approximately $55.5 million for the reactivation of cold-stacked and inventory rigs.

         Cash flow used in financing activities for the year ended December 31, 2003 consisted of the partial redemption of the 8 7/8% Notes and the sale of the 3.75% Notes, the net effect of which was a reduction in debt outstanding of $15.0 million.

Projected Cash Sources

         We expect to use cash generated from operations to cover cash requirements, including debt service on the 3.75% Notes and 8 7/8% Notes and capital expenditures in 2004. Capital expenditures for 2004 are projected to be between $27.0 million and $30.0 million, subject to the actual level of rig activity. We make semi-annual interest payments of $3.8 million on the 8 7/8% Notes on January 1 and July 1 of each year and semi-annual interest payments of $2.8 million on the 3.75% Notes on May 7 and November 7 of each year through the dates of maturity. To the extent that we are unable to generate sufficient cash from operations we would be required to use cash on hand or draw on our CIT Facility. At February 10, 2004, our cash and cash equivalent balance was approximately $57.0 million.

         From time to time we also review possible acquisition opportunities. While we currently have no agreements to acquire additional businesses or equipment, we may enter into such agreements in the future. Our ability to consummate any such transaction will be dependent in large part on our ability to fund, primarily through the capital markets, such a transaction. We cannot give assurance that adequate funding will be available on satisfactory terms.

RESULTS OF OPERATIONS

         In accordance with Emerging Issues Task Force Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," we have revised the presentation of reimbursements received for certain expenses in the periods presented. These reimbursements are now included in contract drilling revenues on our consolidated statement of operations rather than being recorded net of the incurred expenses in drilling operations expenses. This reclassification had no effect on net income or cash flows.

         The following tables highlight rig days worked, contract drilling revenues and drilling operating expenses for our daywork and turnkey operations for the years ended December 31, 2003, 2002 and 2001.

                                                     For the Year Ended December 31, 2003
                                          ---------------------------------------------------------
                                              Daywork               Turnkey
                                            Operations           Operations (2)           Total
                                          -------------          --------------       -------------
                                          (Dollars in thousands, except averages per rig day worked)
Rig days worked                                  18,700                   3,447              22,147

Contract drilling revenue                 $     178,818           $     107,156       $     285,974
Drilling operating expenses(1)                  158,141                  86,146             244,287
                                          -------------           -------------       -------------
Operating margin                          $      20,677           $      21,010       $      41,687
                                          =============           =============       =============

Averages per rig day worked:
     Contract drilling revenue            $       9,562           $      31,087       $      12,913
     Drilling operating expenses                  8,456                  24,993              11,031
                                          -------------           -------------       -------------
     Operating margin                     $       1,106           $       6,094       $       1,882
                                          =============           =============       =============

                                                     For the Year Ended December 31, 2002
                                          ---------------------------------------------------------
                                              Daywork               Turnkey
                                            Operations           Operations (2)           Total
                                          -------------          --------------       -------------
                                          (Dollars in thousands, except averages per rig day worked)
Rig days worked                                  18,248                   1,832              20,080

Contract drilling revenue                 $     197,594           $      52,666       $     250,260
Drilling operating expenses(1)                  154,458                  42,112             196,570
                                          -------------           -------------       -------------
Operating margin                          $      43,136           $      10,554       $      53,690
                                          =============           =============       =============

Averages per rig day worked:
     Contract drilling revenue            $      10,828           $      28,748       $      12,463
     Drilling operating expenses                  8,464                  22,988               9,789
                                          -------------           -------------       -------------
     Operating margin                     $       2,364           $       5,760       $       2,674
                                          =============           =============       =============

                                                     For the Year Ended December 31, 2001
                                          ---------------------------------------------------------
                                              Daywork               Turnkey
                                            Operations           Operations (2)           Total
                                          -------------          --------------       -------------
                                          (Dollars in thousands, except averages per rig day worked)
Rig days worked                                  28,766                   2,158              30,924

Contract drilling revenue                 $     376,222           $      57,517       $     433,739
Drilling operating expenses(1)                  208,966                  40,362             249,328
                                          -------------           -------------       -------------
Operating margin                          $     167,256           $      17,155       $     184,411
                                          =============           =============       =============

Averages per rig day worked:
     Contract drilling revenue            $      13,079           $      26,657       $      14,026
     Drilling operating expenses                  7,265                  18,707               8,063
                                          -------------           -------------       -------------
     Operating margin                     $       5,814           $       7,950       $       5,963
                                          =============           =============       =============

----------
         (1) Drilling operating expenses exclude depreciation, and general and administrative expenses.

         (2) Turnkey operations include the results from turnkey and footage contracts.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2003 AND 2002

         Our operating margin decreased by $12.0 million, or 22%, to $41.7 million for the year ended December 31, 2003, from $53.7 million for the year ended December 31, 2002. Operating margin is defined as contract drilling revenues less drilling operating expenses. This decrease resulted from a $22.5 million decrease in operating margin from daywork operations, which was partially offset by a $10.5 million increase in operating margin from turnkey operations. On a per rig day basis, our total operating margin decreased by $792 per rig day, or 30%, to $1,882 in 2003 from $2,674 in 2002. This decrease included a $1,258 per rig day decrease from daywork operations and a $334 per rig day increase from turnkey operations.

Daywork Operations

         The decrease in operating margin and operating margin per day discussed above was due primarily to the expiration at the end of 2002 and in 2003 of term contracts that were replaced with spot market contracts at lower rates. This decrease was partially offset by an increase of 452 rig days worked in 2003 compared to 2002. Contract drilling revenue and contract drilling revenue per rig day decreased as a result of these expiring term contracts. Total drilling operating expenses increased slightly due to the increase in the number of rig days worked; however, remained relatively constant on a per rig day basis.

Turnkey Operations

         The increase in total turnkey operating margin was partially due to an increase of 1,615 days, or 88% in the number of rig days worked in 2003 compared to 2002. Total turnkey operating margin and operating margin per day also increased due to differences in the complexity of the wells drilled in 2003 compared to 2002. The increase in the number of turnkey operating days along with the difference in the complexity of the wells drilled, increased contract drilling revenue and drilling operating expenses by $54.5 million and $44.0 million, respectively. Contract drilling revenue and drilling operating expenses on a per rig day basis also increased because of the complexity differences.

Other

         Depreciation expense increased by $3.9 million, or 8%, to $50.5 million for the year ended December 31, 2003 compared to $46.6 million for the year ended December 31, 2002. During the fourth quarter of 2002, we made the decision not to return five rigs to service and reclassified the component parts of these rigs to spare equipment, shortening the depreciable lives of this equipment. In addition, depreciation expense is higher due to capital expenditures during 2003.

         General and administrative expenses increased by $666,000, or 6%, to $12.0 million for the year ended December 31, 2003 compared to $11.3 million for the year ended December 31, 2002. Items affecting general and administrative expenses include compensation expense in 2003 related to the hiring of our Executive Vice President and Chief Operating Officer as well as higher professional fees related to compliance with the Sarbanes-Oxley Act of 2002 and increases in insurance costs. These items increased expenses by approximately $1.2 million in 2003. In 2002, severance costs of $330,000 and non-cash compensation expense of $515,000 related to stock options were recorded as a result of the termination of employment of an executive officer.

         Interest expense increased by $3.9 million, or 16%, to $27.8 million for 2003 from $23.9 million for 2002. Interest expense in 2003 includes approximately $8.5 million of costs associated with the partial redemption of our 8 7/8% Notes on July 1, 2003 and interest on the $150.0 million aggregate principal amount of 3.75% Notes issued on May 7, 2003. These costs include a $4.9 million redemption premium for the 8 7/8% Notes, $2.5 million in accelerated amortization of a pro-rata portion of the previously deferred financing costs on the 8 7/8% Notes, and interest on the 3.75% Notes from May 7, 2003 to June 30, 2003. This additional interest expense was partially offset by $4.5 million lower interest for the last six months of 2003 due to the lower interest rate on the 3.75% Notes and $15.0 million reduction in principal amount of total debt outstanding.

         Our income tax benefit increased by $9.2 million to $17.4 million in 2003 from $8.2 million in 2002. The increase is due to the level of losses and a change in our estimate of available state tax net operating losses in the fourth quarter of 2003. This change in estimate increased our income tax benefit by $938,000. Our income tax benefit is also affected by the annual amortization of $2.8 million in permanent differences related to differences between the financial accounting and tax basis of acquired assets. The permanent differences are amortized as these assets are depreciated for financial accounting purposes on a straight-line basis over their remaining useful lives of approximately nine years at December 31, 2003. As the annual amortization of these permanent differences is a fixed amount, our book effective tax rate can vary widely based upon the current level of income or loss.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2002 AND 2001

         Our operating margin decreased by $130.7 million, or 71%, to $53.7 million for the year ended December 31, 2002, from $184.4 million for the year ended December 31, 2001. This decrease resulted from a $124.1 million decrease in operating margin from daywork operations and a $6.6 million decrease in operating margin from turnkey operations. On a per rig day basis, our total operating margin decreased by $3,289 per rig day, or 55%, to $2,674 in 2002 from $5,963 in 2001. This decrease included a $3,450 per rig day decrease from daywork operations and a $2,190 per rig day decrease from turnkey operations.

Daywork Operations

         The decrease in operating margin and operating margin per rig day discussed above is due to numerous factors affecting contract drilling revenue and drilling operating expenses. First, there were 10,518 fewer rig days worked in 2002 compared to 2001, which resulted in lower revenues and expenses. Second, revenue and revenue per rig day decreased due to the expiration of term contracts that were replaced with spot market contracts at lower rates. Finally, drilling operating expenses per rig day increased due to a wage increase of 12% effective June 1, 2001, the retention of our experienced toolpushers and drillers during the downturn, the cost of cold-stacking rigs, and overhead and other fixed costs being spread over less rig days.

Turnkey Operations

         The decrease in operating margin and operating margin per day discussed above was also due to several factors. The number of rig days worked decreased by 326 days, or 15%, in 2002 compared to 2001. This resulted in a decrease in contract drilling revenue, which was partially offset by an increase in the revenue per rig day. The increase in revenue per rig day and the increase in drilling operating expenses and drilling operating expenses per rig day resulted from differences in the complexity of the wells drilled between 2002 and 2001. Revenue and revenue per day were also affected by generally lower daywork dayrates in 2002 than in 2001. Lower daywork dayrates can affect the overall turnkey price charged to customers.

Other

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

         The difference in interest expense for the years ended December 31, 2002 and 2001 is negligible as the average outstanding debt balance was virtually the same and the largest component of our debt structure was our 8 7/8% Notes that carry interest at a fixed rate.

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

         We recorded an income tax benefit of $8.2 million in 2002 compared to income tax expense of $42.9 million in 2001. The change was due to losses incurred in 2002 and is also affected by the annual amortization of $2.8 million in permanent differences related to differences between the financial accounting and tax basis of acquired assets. The permanent difference are amortized as these assets are depreciated for financial accounting purposes on a straight-line basis over their remaining useful lives of approximately 10 years at December 31, 2002. As the annual amortization of these permanent differences is a fixed amount, our book effective tax rate varies widely based upon the current levels of income or loss.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report....................................................     30

Consolidated Balance Sheets as of December 31, 2003 and 2002....................     31

Consolidated Statements of Operations for the Years
         Ended December 31, 2003, 2002, and 2001................................     32

Consolidated Statements of Shareholders' Equity and Comprehensive Income
         for the Years Ended December 31, 2003, 2002, and 2001..................     33

Consolidated Statements of Cash Flows for the Years
         Ended December 31, 2003, 2002, and 2001................................     34

Notes to Consolidated Financial Statements......................................     35

Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts........................     48

Schedules other than those listed above are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Grey Wolf, Inc.:

         We have audited the accompanying consolidated balance sheets of Grey Wolf, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grey Wolf, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                    KPMG LLP

Houston, Texas
January 30, 2004

                        GREY WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                              December 31,
                                                                     ------------------------------
                                                                         2003               2002
                                                                     -----------        -----------
                                          ASSETS
Current assets:
    Cash and cash equivalents                                        $    54,350        $   113,899
    Restricted cash - insurance deposits                                     749                784
    Accounts receivable, net of allowance
       of $2,443 and $2,500, respectively                                 60,181             47,034
    Prepaids and other current assets                                      4,379              3,447
                                                                     -----------        -----------
       Total current assets                                              119,659            165,164
                                                                     -----------        -----------

Property and equipment:
    Land, buildings and improvements                                       5,043              5,424
    Drilling equipment                                                   738,097            704,734
    Furniture and fixtures                                                 3,332              3,185
                                                                     -----------        -----------
       Total property and equipment                                      746,472            713,343
    Less: accumulated depreciation                                      (342,194)          (292,552)
                                                                     -----------        -----------
       Net property and equipment                                        404,278            420,791

Other noncurrent assets                                                    5,141              4,668
                                                                     -----------        -----------
                                                                     $   529,078        $   590,623
                                                                     ===========        ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade                                         $    27,893        $    19,460
    Accrued workers' compensation                                          5,295              4,947
    Payroll and related employee costs                                     6,660              6,685
    Accrued interest payable                                               4,664             11,160
    Other accrued liabilities                                              6,420              8,559
                                                                     -----------        -----------
       Total current liabilities                                          50,932             50,811
                                                                     -----------        -----------

Senior notes                                                              84,898            249,613
Contingent convertible notes                                             150,000                  -
Other long-term liabilities                                                4,115              4,789
Deferred income taxes                                                     43,496             60,152

Commitments and contingent liabilities                                         -                  -

Shareholders' equity:
    Series B Junior Participating Preferred stock,
        $1 par value; 250,000 shares authorized, none outstanding              -                  -
    Common stock, $.10 par value; 300,000,000 shares
       authorized; 181,283,431 and 181,037,811 issued and
       outstanding, respectively                                          18,129             18,104
    Additional paid-in capital                                           330,266            329,712
    Accumulated deficit                                                 (152,758)          (122,558)
                                                                     -----------        -----------
          Total shareholders' equity                                     195,637            225,258
                                                                     -----------        -----------
                                                                     $   529,078        $   590,623
                                                                     ===========        ===========

           See accompanying notes to consolidated financial statements

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                             Years Ended December 31,
                                                                 -------------------------------------------------
                                                                     2003              2002              2001
                                                                 ------------      ------------     --------------
Revenues:
    Contract drilling                                            $    285,974      $    250,260     $      433,739

Costs and expenses:
    Drilling operations                                               244,287           196,570            249,328
    Depreciation                                                       50,521            46,601             41,425
    Provision for asset impairment                                          -             3,540                  -
    General and administrative                                         11,966            11,300              9,932
                                                                 ------------      ------------     --------------
          Total costs and expenses                                    306,774           258,011            300,685
                                                                 ------------      ------------     --------------

Operating income (loss)                                               (20,800)           (7,751)           133,054

Other income (expense):
    Interest expense                                                  (27,832)          (23,928)           (24,091)
    Interest income                                                       954             1,732              2,441
    Gain on sale of assets                                                 81               126                348
    Other, net                                                             14               128               (446)
                                                                 ------------      ------------     --------------
          Other expense, net                                          (26,783)          (21,942)           (21,748)
                                                                 ------------      ------------     --------------

Income (loss) before income taxes                                     (47,583)          (29,693)           111,306

Income tax expense (benefit)
    Current                                                              (938)           (1,871)             2,977
    Deferred                                                          (16,445)           (6,346)            39,876
                                                                 ------------      ------------     --------------
          Total income tax expense (benefit)                          (17,383)           (8,217)            42,853
                                                                 ------------      ------------     --------------

Net income (loss)                                                $    (30,200)     $    (21,476)    $       68,453
                                                                 ============      ============     ==============

Basic and diluted net income (loss) per common share             $      (0.17)     $      (0.12)    $         0.38
                                                                 ============      ============     ==============

Basic weighted average common shares outstanding                      181,210           180,936            180,502
                                                                 ============      ============     ==============

Diluted weighted average common shares outstanding                    181,210           180,936            182,447
                                                                 ============      ============     ==============

           See accompanying notes to consolidated financial statements

                        GREY WOLF, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                  Series B
                                   Junior
                                Participating
                                  Preferred                Common                                   Cumulative
                                    Stock                   Stock       Additional                 Comprehensive
                                   $1 par      Common     $.10 par       Paid-in                      Income
                                    Value      Shares       Value        Capital      Deficit       Adjustments     Total
                                -------------  -------    ---------     ----------  -----------    -------------  ----------
Balance, December 31, 2000             -       179,881    $  17,988     $  325,417  $  (169,535)   $        (454) $  173,416

    Exercise of stock options          -           845           85          1,597            -                -       1,682

    Tax benefit of stock
       option exercises                -             -            -          1,292            -                -       1,292

    Cumulative foreign
       translation losses              -             -            -              -            -              454         454
    Net income                         -             -            -              -       68,453                -      68,453
                                  ------       -------    ---------     ----------  -----------    -------------  ----------
    Comprehensive net income           -             -            -              -       68,453              454      68,907
                                  ------       -------    ---------     ----------  -----------    -------------  ----------

Balance, December 31, 2001             -       180,726       18,073        328,306     (101,082)               -     245,297

    Exercise of stock options          -           312           31            655            -                -         686

    Non-cash compensation
       expense                         -             -            -            542            -                -         542

    Tax benefit of stock
       option exercises                -             -            -            209            -                -         209

    Comprehensive net loss             -             -            -              -      (21,476)               -     (21,476)
                                  ------       -------    ---------     ----------  -----------    -------------  ----------

Balance, December 31, 2002             -       181,038       18,104        329,712     (122,558)               -     225,258

    Exercise of stock options          -           245           25            343            -                -         368

    Tax benefit of stock
       option exercises                -             -            -            211            -                -         211

    Comprehensive net loss             -             -            -              -      (30,200)               -     (30,200)
                                  ------       -------    ---------     ----------  -----------    -------------  ----------

Balance, December 31, 2003             -       181,283    $  18,129     $  330,266  $  (152,758)   $           -  $  195,637
                                  ======       =======    =========     ==========  ===========    =============  ==========

           See accompanying notes to consolidated financial statements

                        GREY WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                             Years Ended December 31,
                                                                 -----------------------------------------------
                                                                     2003              2002              2001
                                                                 ------------      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                            $    (30,200)     $    (21,476)    $     68,453
    Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
       Depreciation                                                    50,521            46,601           41,425
       Provision for asset impairment                                       -             3,540                -
       Non-cash compensation expense                                        -               542                -
       Provision for doubtful accounts                                      -               700              695
       Gain on sale of assets                                             (81)             (126)            (348)
       Foreign exchange (gain) loss                                       (14)             (128)             446
       Deferred income taxes                                          (16,656)           (6,555)          38,584
       Accretion of debt discount                                         285                86               86
    Tax benefit of stock options exercises                                211               209            1,292
    (Increase) decrease in restricted cash                                 35               100              (25)
    (Increase) decrease in accounts receivable                        (13,147)           19,840           (6,540)
    (Increase) decrease in other current assets                          (961)           (1,691)           1,248
    Increase (decrease) in accounts payable trade                       8,476            (1,590)          (4,586)
    Increase (decrease) in accrued workers' compensation                  348               352             (210)
    Increase (decrease) in other current liabilities                   (8,660)           (4,997)           3,888
    Increase in other                                                   2,803               996            3,904
                                                                 ------------      ------------     ------------
       Cash provided by (used in) operating activities                 (7,040)           36,403          148,312
                                                                 ------------      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and equipment additions                                  (35,102)          (22,335)        (103,036)
    Proceeds from sales of equipment                                    1,175               388            1,827
                                                                 ------------      ------------     ------------
       Cash used in investing activities                              (33,927)          (21,947)        (101,209)
                                                                 ------------      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                      146,625                 -                -
    Repayments of long-term debt                                     (165,000)           (1,910)            (911)
    Financing costs                                                      (575)                -             (280)
    Proceeds from exercise of stock options                               368               686            1,682
                                                                 ------------      ------------     ------------
          Cash provided by (used in)  financing activities            (18,582)           (1,224)             491
                                                                 ------------      ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (59,549)           13,232           47,594
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          113,899           100,667           53,073
                                                                 ------------      ------------     ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $     54,350      $    113,899     $    100,667
                                                                 ============      ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID FOR INTEREST:                                          $     30,510      $     22,817     $     22,750
                                                                 ============      ============     ============
CASH PAID FOR (REFUND OF) TAXES:                                 $       (879)     $     (1,822)    $      3,019
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

         Property and Equipment. Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, between three and fifteen years.

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

         Earnings per Share. Basic earnings per share is based on the weighted average shares outstanding, during the applicable period, without any dilutive effects considered. Diluted earnings per share reflects dilution from all outstanding options and shares issuable upon the conversion of the 3.75% Contingent Convertible Senior Notes once a contingency has been met. The following is a reconciliation of basic and diluted weighted average common shares outstanding (in thousands):

                                            2003      2002      2001
                                           -------   -------   -------
Weighted average common shares
    outstanding - basic                    181,210   180,936   180,502

Effect of dilutive securities:
    Options - Treasury Stock Method              -         -     1,945
                                           -------   -------   -------

Weighted average common shares
    outstanding - diluted                  181,210   180,936   182,447
                                           =======   =======   =======

         In 2003, the Company has excluded approximately 23.3 million shares issuable upon conversion of the 3.75% Contingent Convertible Senior Notes as none of the contingencies have been met (see Note 4). The Company incurred net losses for the years ended December 31, 2003 and 2002 and has, therefore, excluded certain securities from the computation of diluted earnings per share as the effect would be anti-dilutive. Securities excluded from the computation of diluted earnings per share for the years ended December 31, 2003 and 2002 were options to purchase 10.2 million shares and 8.7 million shares, respectively. Options to purchase 4.1 million shares for the three months ended December 31, 2001 and September 30, 2001 and 998,500 shares for the three months ended June 30, 2001 and March 31, 2001 were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

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

         Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the provisions of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. The Company has adopted the more prominent disclosures required by SFAS No. 148 as of March 31, 2003; however, as permitted under SFAS No. 123, the Company continues to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. These plans are more fully described in Note 5.

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

                                                 2003            2002            2001
                                             -----------      ----------     ------------
Net income (loss), as reported               $   (30,200)     $  (21,476)    $     68,453
Add:  Stock-based employee compensation
    expense included in reporting net
    loss, net of related tax effects                   -             407                -
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards, net of related tax effects        (2,523)         (2,249)          (1,562)
                                             -----------      ----------     ------------
Pro forma net income (loss)                  $   (32,723)     $  (23,318)    $     66,891
                                             ===========      ==========     ============

Income (loss) per share - basic and diluted
    As reported                              $     (0.17)     $    (0.12)    $       0.38
    Pro forma                                $     (0.18)     $    (0.13)    $       0.37

         For purposes of determining compensation costs using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The weighted average fair value per share of stock options granted was $2.36 in 2003, $1.80 in 2002 and $3.90 in 2001. The key input variables used in valuing the options granted in 2003, 2002 and 2001 were: risk-free interest rate based on five-year Treasury strips of 2.89% to 3.35% in 2003, 2.62% in 2002, and 4.60% in 2001; dividend yield of zero in each year; stock price volatility of 66% to 71% for 2003 and 75% for both 2002 and 2001; and expected option lives of five years for each year presented.

         Fair Value of Financial Instruments. The carrying amount of the Company's cash and short-term investments approximates fair value because of the short maturity of those instruments. The carrying amount of the Company's credit facility approximates fair value as the interest is indexed to the prime rate or LIBOR. The fair value of the 8 7/8% Senior Notes at December 31, 2003 and 2002 was $87.6 million and $252.5 million, respectively, compared to the face value of $85.0 million and $250.0 million, respectively. The fair value of the 3.75%

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent Convertible Senior Notes was $141.2 million at December 31, 2003 versus a face value of $150.0 million. Fair value was estimated based on quoted market prices.

         Cash Flow Information. Cash flow statements are prepared using the indirect method. The Company considers all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

         Restricted Cash. Restricted cash consists of investments in interest bearing certificates of deposit which are used as collateral for letters of credit securing insurance deposits and other purposes. The carrying value of the investments approximates the current market value.

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

         Recent Accounting Pronouncements. In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have an effect on the Company's financial condition or results of operations for the year ended December 31, 2003.

         In April, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections." Under the provisions of this statement, gains and losses from extinguishment of debt generally will no longer be classified as extraordinary items. In addition, this statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also makes various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The Company adopted SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations for the year ended December 31, 2003.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS No. 146 did not have an effect on the Company's financial position or results of operations for the year ended December 31, 2003.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," in April 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for existing contracts and new contracts entered into after June 30, 2003. The provisions of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2003.

         The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2003.

         The FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in November 2002. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations for the year ended December 31, 2003.

         Reclassification. In accordance with Emerging Issues Task Force Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," the Company has revised the presentation of reimbursements received for certain expenses in the periods presented. These reimbursements are now included in contract drilling revenues on the income statement versus previously being recorded net of the incurred expenses in drilling operations expenses. This reclassification had no effect on net income or cash flows. In addition, certain other amounts in 2001 and 2002 have been reclassified to conform to the presentation in 2003.

(2)      SIGNIFICANT PROPERTY TRANSACTIONS

         On June 4, 2003, the Company purchased two working rigs for an aggregate of $9.0 million in cash. One of the rigs purchased is a 1,200 horsepower diesel electric SCR rig capable of drilling to 17,000 feet and the other is a 1,000 horsepower diesel electric SCR rig capable of drilling to 15,000 feet.

         During the second quarter of 2001, the Company moved its five Venezuela rigs to the United States and in the third quarter of 2001 sold three of the five rigs for an aggregate of $1.3 million. This sale resulted in a gain of approximately $602,000. As a result of moving its Venezuela rigs to the United States, the Company realized $454,000 of previously unrealized foreign currency translation losses during the second quarter of 2001.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)      INCOME TAXES

         The Company and its U.S. subsidiaries file consolidated federal income tax returns. The components of the provision for income taxes consisted of the following (amounts in thousands):

                                           For the Years Ended December 31,
                                ----------------------------------------------------
                                    2003                2002               2001
                                -------------       ------------       -------------
       Current
              Federal           $           -       $     (1,871)      $       1,870
              State                      (938)                 -               1,107
                                -------------       ------------       -------------
                                $        (938)      $     (1,871)      $       2,977
                                =============       ============       =============
       Deferred
              Federal           $     (14,958)      $     (7,080)      $      38,557
              State                    (1,487)               734               1,319
                                -------------       ------------       -------------

                                $     (16,445)      $     (6,346)      $      39,876
                                =============       ============       =============

         Deferred income taxes are determined based upon the difference between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes, and net operating loss and tax credit carryforwards. The tax effects of the Company's temporary differences and carryforwards are as follows (amounts in thousands):

                                                                December 31,
                                                     --------------------------------
                                                         2003                2002
                                                     ------------        ------------
Deferred tax assets
       Net operating loss carryforwards              $     47,964        $     27,008
       Tax credit carryforwards                                14                  14
       Workers compensation accruals                        3,501               3,622
       Other                                                1,411               1,229
                                                     ------------        ------------
                                                           52,890              31,873
Deferred tax liabilities
       Depreciation                                        96,386              92,025
                                                     ------------        ------------

Net deferred tax liability                           $     43,496        $     60,152
                                                     ============        ============

         At December 31, 2003 and 2002, the Company had U.S. net operating loss ("NOL") carryforwards of $154.5 million and $98.2 million, respectively, which expire at various times from 2010 through 2023. The NOL carryforwards are subject to annual limitations as a result of the changes in ownership of the Company in 1989, 1994 and 1996. Management believes it is more likely than not that future earnings and reversal of deferred tax liabilities will be sufficient to permit the Company to realize its deferred tax assets.

         For financial reporting purposes, approximately $21.0 million of the NOL carryforwards was utilized to offset the book versus tax basis differential in the recording of the assets acquired in transactions prior to 1999.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following summarizes the differences between the federal statutory tax rate of 35% (amounts in thousands):

                                                              For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       2003                2002                2001
                                                   -------------       ------------        ------------
Income tax expense (benefit) at statutory rate     $     (16,654)      $    (10,393)       $     38,957

Increase (decrease) in taxes resulting from:
  Permanent differences, primarily due to
       basis differences in acquired assets                1,208              1,707               1,320
  Foreign (income) loss                                       17                (12)                 95
  State taxes, net                                        (1,576)               477               1,576
  Other                                                     (378)                 4                 905
                                                   -------------       ------------        ------------
Income tax expense (benefit)                       $     (17,383)      $     (8,217)       $     42,853
                                                   =============       ============        ============

(4)      LONG-TERM DEBT

       Long-term debt consists of the following (amounts in thousands):

                                                                                  December 31,
                                                                           --------------------------
                                                                              2003            2002
                                                                           -----------    -----------
Senior notes due July 2007, general unsecured senior obligations guaranteed by the Company's domestic subsidiaries, bearing interest
    at 8 7/8% per annum payable semi-annually                              $    84,898    $   249,613

Contingent convertible senior notes due May 2023, general unsecured senior obligations guaranteed by the Company's domestic subsidiaries,
    bearing interest at 3.75% per annum payable semi-annually                  150,000              -
                                                                           -----------    -----------
                                                                               234,898        249,613

Less current maturities                                                              -              -
                                                                           -----------    -----------
Long-term debt                                                             $   234,898    $   249,613
                                                                           ===========    ===========

3.75% Contingent Convertible Senior Notes due May 2023.

          On May 7, 2003, the Company issued $150.0 million aggregate principal amount of 3.75% Contingent Convertible Senior Notes due 2023 (the "3.75% Notes") in a private offering that yielded net proceeds of $146.6 million. The 3.75% Notes bear interest at 3.75% per annum and mature on May 7, 2023. The 3.75% Notes are convertible, upon the occurrence of certain events, at a conversion price of $6.45 per share, which is equal to a conversion rate of approximately
155.0388 shares per $1,000 principal amount of the 3.75% Notes, subject to adjustment. The Company will pay contingent interest at a rate equal to 0.50% per annum during any six-month period, with the initial six-month period commencing May 7, 2008, if the average trading price of the 3.75% Notes per $1,000 principal amount for the five day trading period ending on the third day immediately preceding the first day of the applicable six-month period equals $1,200 or more. The 3.75% Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial. The 3.75% Notes and the guarantees rank equally with the Company's 8 7/8% Notes due July 2007 (the "8 7/8% Notes"). Fees and expenses of $3.9 million incurred at the time of issuance are being amortized through May 2013, the first date the holders may require the Company to repurchase the 3.75% Notes.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company may redeem some or all of the 3.75% Notes at any time on or after May 14, 2008, at a redemption price shown below, payable in cash, plus accrued but unpaid interest, including contingent interest, if any, to the date of redemption:

                                                                                 Redemption
             Period                                                                 Price
             ------                                                                 -----
May 14, 2008 through May 6, 2009...........................................        101.88%
May 7, 2009 through May 6, 2010............................................        101.50%
May 7, 2010 through May 6, 2011............................................        101.13%
May 7, 2011 through May 6, 2012............................................        100.75%
May 7, 2012 through May 6, 2013............................................        100.38%
May 7, 2013 and thereafter.................................................        100.00%

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

         The 3.75% Notes are convertible, at the holders' option, prior to the maturity date into shares of our common stock under the following circumstances:

         - during any calendar quarter, if the closing sale price per share of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs, is more than 110% of the conversion price per share ($7.10 per share) on that 30th trading day;

         -        if the Company has called the 3.75% Notes for redemption;

         - during any period that the credit ratings assigned to the 3.75% Notes by both Moody's Investors Service and Standard & Poor's Ratings Group are reduced below B1 and B+, respectively, or if neither rating agency is rating the 3.75% Notes;

         - during the five trading day period immediately following any nine consecutive trading day period in which the average trading price per $1,000 principal amount of the 3.75% Notes for each day of such period was less than 95% of the product of the closing sale price per share of the Company's common stock on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the 3.75% Notes; or upon the occurrence of specified corporate transactions, including a change of control.

         The 3.75% Notes did not meet the criteria for conversion into common stock at any time during the year ended December 31, 2003. At February 10, 2004, the credit ratings assigned to the 3.75% Notes by Moody's Investor Service and Standard & Poor's Ratings Group were B1 and BB-, respectively.

8 7/8% Notes due July 2007.

         At December 31, 2003, the Company had $85.0 million in principal amount of 8 7/8% Notes outstanding. The 8 7/8% Notes bear interest at 8 7/8% per annum and mature on July 1, 2007. The 8 7/8% Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial.

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest expense was recognized in the quarter ended June 30, 2003. All other fees and expenses incurred at the time of issuance are being amortized and discounts are being accreted over the life of the 8 7/8% Notes.

         The Company has the option to redeem the 8 7/8% Notes in whole or in part during the twelve month periods beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at 101.4792% and beginning July 1, 2005 and thereafter at 100.0000%, together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the indentures, each holder of the 8 7/8% Notes will have the right to require the Company to repurchase all or any part of such holder's 8 7/8% Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. We may also, from time to time, seek to retire the 8 7/8% Notes through redemption, open market purchases and privately negotiated transactions. Any difference between the redemption price and the face value of the 8 7/8% Notes will be recorded as interest expense.

         The indentures for the 8 7/8% Notes permit us and our subsidiaries to incur additional indebtedness, including senior indebtedness of up to $100.0 million aggregate principal amount which may be secured by liens on all of our assets and the assets of our subsidiaries, subject to certain limitations. The indentures contain other covenants limiting our ability and our subsidiaries' ability to, among other things, pay dividends or make certain other restricted payments, make certain investments, incur additional indebtedness, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications. The indentures consider non-compliance with the limitations events of default. In addition to non-payment of interest and principal amounts on the 8 7/8% Notes, the indentures also consider default with respect to other indebtedness in excess of $10.0 million an event of default. In the event of a default, the principal and interest could be accelerated upon written notice by 25% or more of the holders of our 8 7/8% Notes. As of December 31, 2003 we are in compliance with these covenants.

         CIT Facility. The Company's subsidiary Grey Wolf Drilling Company L.P. has a $75.0 million credit facility with the CIT Group/Business Credit, Inc. (the "CIT Facility") which expires during January 2006. The CIT Facility provides the Company with the ability to borrow up to the lesser of $75.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. The CIT Facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon the Company's debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $20.0 million available for letters of credit. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum.

         The CIT Facility contains affirmative and negative covenants and the Company is in compliance with these covenants. Substantially all of the Company's assets, including its drilling equipment, are pledged as collateral under the CIT Facility which is also secured by a guarantee of Grey Wolf, Inc. and certain of the Company's wholly-owned subsidiaries guarantees. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside the contiguous 48 states of the United States of America.

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

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company currently has no outstanding balance under the CIT Facility and had $16.4 million of undrawn standby letters of credit at December 31, 2003. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and retained losses which may become payable under the terms of the underlying insurance contracts and for other purposes. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

         The Company had non-cash activities for the years ended December 31, 2002 and 2001 related to vehicle additions under capital leases. The non-cash amounts excluded from cash used in investing activities and cash provided by financing activities were $199,000 and $1.7 million for the years ended December 31, 2002 and 2001, respectively.

(5)      CAPITAL STOCK AND STOCK OPTION PLANS

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

         The 2003 Incentive Plan (the "2003 Plan") was approved by shareholders in May 2003. The 2003 Plan authorizes the grant of the following equity-based awards:

         -        incentive stock options;

         -        non-statutory stock options;

         -        restricted shares; and

         -        other stock-based and cash awards.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The 2003 Plan replaced the Company's 1996 Employee Stock Option Plan (the "1996 Plan"); provided, however that outstanding options previously granted shall continue to be exercisable subject to the terms and conditions of such grants. The 1996 Plan allowed for grants of non-statutory options to purchase common stock, but no further grants of common stock will be made under the 1996 Plan. The 2003 Plan reserves a maximum of 17.0 million shares of the Company's common stock underlying all equity-based awards, but is reduced by the shares of common stock subject to previous grants under the 1996 Plan. At December 31, 2003, there were 6.5 million shares of common stock available for grant under the 2003 Plan until March 2013. Prior to 2003, the Company also granted options under stock option agreements with its chief executive officer and directors that are outside of the 2003 Plan. At December 31, 2003, these individuals had options outstanding to purchase an aggregate of 2.0 million shares of common stock.

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

         In accordance with Accounting Principles Board Opinion 25 ("APB 25"), the amendments to the stock option agreements created a new measurement date of November 13, 2001. APB 25 requires the Company to determine the intrinsic value of the options at the measurement date and recognize non-cash compensation expense upon the occurrence of a triggering event. The amount of compensation expense that would be recognized upon the occurrence of a triggering event is the difference between the fair market value of the Company's stock on the measurement date and the original exercise prices of the options.

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

         Stock option activity for all stock options issued as of December 31, 2003, 2002 and 2001 was as follows (number of shares in thousands):

                                       2003                      2002                      2001
                               --------------------      ---------------------     ---------------------
                                           Weighted                  Weighted                   Weighted
                                            Average                   Average                    Average
                               No. of      Exercise      No. of      Exercise      No. of       Exercise
                               Shares        Price       Shares        Price       Shares         Price
                               ------      --------      ------      ---------     ------      ---------
Outstanding - beginning of
   the year                     8,721      $   2.85       7,512      $    2.85      7,318      $    2.25
   Granted                      2,161          3.91       2,302           2.88      1,149           6.08
   Exercised                     (246)         1.50        (312)          2.20       (846)          1.99
   Cancelled                     (427)         3.43        (781)          3.16       (109)          3.16
                               ------      --------      ------      ---------     ------      ---------
Outstanding - end of year      10,209      $   3.09       8,721      $    2.85      7,512      $    2.85
                               ======      ========      ======      =========     ======      =========

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company had stock options exercisable at December 31, 2003 of 5.4 million with a range of exercise prices from $.69 to $6.37. At December 31, 2002 and 2001, there were 4.0 million stock options exercisable, with a range of exercise prices from $0.69 to $6.37, and 3.2 million stock options exercisable from $0.69 to $4.50, respectively.

         The following table summarizes information about stock options outstanding at December 31, 2003:

                                                        Weighted
                                                         Average        Weighted
                                                        Remaining        Average
                                       Number          Contractual      Exercise
Range of Exercise Prices             Outstanding         Life(1)          Price
------------------------             -----------       -----------      ---------
$0.69 to $1.63                          2,674             3.78          $    1.28
$1.75 to $4.38                          6,516             7.42               3.35
$4.44 to $6.37                          1,019             7.11               6.12
                                       ------             ----          ---------
                                       10,209             6.44          $    3.09
                                       ======             ====          =========

--------------------------
           (1) Represents weighted average remaining contractual life in years.

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

(7)      RELATED-PARTY TRANSACTIONS

         The Company performed contract drilling services for affiliates of one of the Company's directors. Total revenues recognized from these affiliates during 2003, 2002 and 2001 were $4.1 million, $3.4 million and $6.0 million, respectively. During 2001, the Company also purchased equipment for $119,000 from an affiliate of the Chairman, President and Chief Executive Officer of the Company.

(8)      LEASE COMMITMENTS

         Aggregate minimum lease payments required under noncancellable operating leases having terms greater than one year are as follows as of December 31, 2003: 2004 - $674,000; 2005 - $201,000; 2006 - $56,000; 2007 -
$7,000; 2008 - $7,000; and $0 thereafter.

         Lease expense under operating leases for 2003, 2002 and 2001 were approximately $718,000, $680,000 and $618,000, respectively.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)      CONTINGENCIES

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's consolidated financial condition or results of operations.

(10)     EMPLOYEE BENEFIT PLAN

         The Company has a defined contribution employee benefit plan covering substantially all of its employees. The Company matches 100% of the first 3% of individual employee contributions and 50% of the next 3% of individual employee contributions. Employer matching contributions under the plan totaled $873,000, $1.3 million, and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Participants vest in employer matching contributions over a five year period based upon service with the Company.

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

         For the three months ended December 31, 2003, the Company had one customer which represented approximately 11% of total revenue. For the year ended December 31, 2002, the Company also had one customer which represented approximately 11% of total revenue. There were no customers with revenue greater than 10% for the years ended December 31, 2003 and 2001.

(12)     PROVISION FOR ASSET IMPAIRMENT

         During the fourth quarter of 2002, the Company recorded a pre-tax non-cash asset impairment charge of $3.5 million in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." After review of rigs held for future refurbishment, the Company no longer intended to return five of those rigs to service, but instead decided to use their component parts as spare equipment inventory. This decision was made based upon the physical condition of the five rigs and the estimated cost of refurbishment. As such, an asset impairment charge was recorded to write the rigs down to their fair market value and the Company revised the number of drilling rigs in its fleet. The fair market value was based on an appraisal obtained from a third party appraiser.

                        GREY WOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)     QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for years ended December 31, 2003, 2002 and 2001 are set forth below (amounts in thousands, except per share amounts).

                                                                    Quarter Ended
                                            ---------------------------------------------------------
                                                March          June          September      December
                                                2003           2003            2003           2003
                                            -----------     -----------    -----------    -----------
Revenues                                    $    62,387     $    66,949    $    72,383    $    84,255
Gross profit (operating margin) (1)               7,102           7,380          7,866         19,339
Operating income (loss)                          (8,435)         (7,892)        (7,678)         3,205
Loss before income taxes                        (14,148)        (21,921)       (11,183)          (331)
Net income (loss)                                (9,621)        (14,185)        (6,950)           556
Net income (loss) per common share
     - basic and diluted                          (0.05)          (0.08)         (0.04)          0.00

                                                                    Quarter Ended
                                            ---------------------------------------------------------
                                                March          June          September      December
                                                2002           2002            2002           2002
                                            -----------     -----------    -----------    -----------
Revenues                                    $    64,912     $    62,854    $    61,118    $    61,376
Gross profit (operating margin) (1)              17,264          14,136         11,317         10,973
Operating income (loss)                           2,655            (170)        (3,014)        (7,222)
Loss before income taxes                         (2,756)         (5,544)        (8,626)       (12,767)
Net loss                                         (2,177)         (4,048)        (6,131)        (9,120)
Net loss per common share
     - basic and diluted                          (0.01)          (0.02)         (0.03)         (0.05)

                                                                    Quarter Ended
                                            ---------------------------------------------------------
                                                March          June          September      December
                                                2001           2001            2001           2001
                                            -----------     -----------    -----------    -----------
Revenues                                    $   101,136     $   114,967    $   128,030    $    89,606
Gross profit (operating margin) (1)              39,624          53,008         58,481         33,993
Operating income                                 27,534          40,381         45,559         19,580
Income before income taxes                       22,270          34,553         40,268         14,215
Net income                                       13,362          20,732         25,378          8,981
Net income per common share
     - basic and diluted                           0.07            0.11           0.14           0.05

-----------------------------
         (1) Gross profit (operating margin) is computed as consolidated revenues less operating expenses (which excludes expenses for depreciation and general and administrative.

                                                                     SCHEDULE II

                        GREY WOLF, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                     Balance at      Additions     Collections     Balance at
                                                     Beginning      Charged to        and            End
                                                     of Period       Allowance     Write-Offs      of Period
                                                     ---------       ---------     ----------      ---------
Year Ended December 31, 2001
     Allowance for doubtful accounts receivable      $   1,800       $    695       $    (695)     $   1,800
                                                     =========       ========       =========      =========

Year Ended December 31, 2002
     Allowance for doubtful accounts receivable      $   1,800       $    700       $       -      $   2,500
                                                     =========       ========       =========      =========

Year Ended December 31, 2003
     Allowance for doubtful accounts receivable      $   2,500       $      -       $     (57)     $   2,443
                                                     =========       ========       =========      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item as to our directors and executive officers is hereby incorporated by reference to such information appearing under the captions "Directors" and "Executive Officers" in our definitive proxy statement for our 2004 Annual Meeting of Shareholders and is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item as to the compensation of our management is hereby incorporated by reference to such information appearing under the caption "Executive Compensation" in our definitive proxy statement for our 2004 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS' MATTERS

         The information required by this item as to the ownership by our management and others of our securities is hereby incorporated by reference to such information appearing under the caption "Nominees for Director", "Ownership by Management and Certain Shareholders" and "Executive Compensation Plans" in our definitive proxy statement for our 2004 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item as to certain business relationships and transactions with our management and other parties related to us is hereby incorporated by reference to such information appearing under the caption "Certain Transactions" in our definitive proxy statement for our 2004 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information required by this item as to accounting fees and services is hereby incorporated by reference to such information appearing under the caption "Independent Auditors" in our definitive proxy statement for our 2004 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2003.

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

         3.  EXHIBITS

Exhibit No.                             Documents
-----------                             ---------
    3.1     --  Articles of Incorporation of Grey Wolf, Inc., as amended
                (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).

    3.2     --  By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

    4.1     --  Form of Trust Indenture, dated June 27, 1997, relating to the
                8 7/8% Senior Notes due 2007 by the Company and Texas Commerce
                Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 No. 333-26519 filed June 24, 1997).

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

    4.5      -- Form of Trust Indenture, dated May 8, 1998, relating to the
                8 7/8% Senior Notes due 2007 by and among the Company, the Guarantors, and Chase Bank of Texas, National Association, as
                Trustee (incorporated herein by reference to Exhibit 4.3 to Form
                8-K filed May 21, 1998).

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

    4.7     --  Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as
                Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

     4.8    --  Indenture, dated as of May 7, 2003, relating to the 3.75%
                Contingent Convertible Senior Notes due 2023 between the
                Company, the Guarantors, and JPMorgan Chase Bank, a New York
                Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

     4.9    --  Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York
                Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

    10.1    --  Form of Non-Qualified Stock Option Agreement dated September 3,
                1996, by and between the Company and Thomas P. Richards
                (incorporated herein by reference to Exhibit 10.2 to Registration Statement No. 333-14783).

    10.2    --  Form of Incentive Stock Option Agreement dated September 3,
                1996, by and between the Company and Ronnie E. McBride
                (incorporated herein by reference to Exhibit 10.14 to Post
                Effective Amendment No. 1 to Registration Statement No.
                333-14783).

    10.3    --  Form of Non-Qualified Stock Option Agreement dated September 3,
                1996, by and between the Company and Ronnie E. McBride.
                (incorporated herein by reference to Exhibit 10.15 to Post
                Effective Amendment No. 1 to Registration Statement No.
                333-14783).

    10.4    --  Grey Wolf, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Grey Wolf, Inc. 1996 Annual Meeting of
                Shareholders definitive proxy materials).

    10.5    --  Grey Wolf Inc. Amendment to 1996 Employee Stock Option Plan
                (incorporated herein by reference to Grey Wolf, Inc. 1999 Annual
                Meeting of Shareholders definitive proxy materials filed April
                9, 1999).

    10.6    --  Grey Wolf, Inc. Second Amendment to 1996 Employee Stock Option
                Plan dated May 14, 2002 (incorporated herein by reference to Exhibit 4.6 to Grey Wolf, Inc. Registration Statement on Form
                S-8 No. 333-90888 filed June 21, 2002).

    10.7    --  Drillers Inc. 1982 Stock Option and Long-Term Incentive Plan for
                Key Employees (incorporated by reference to Drillers Inc. 1982
                Annual Meeting definitive proxy solicitation materials).

    10.8    --  Form of Incentive Stock Option Agreement dated March 17, 1997, by and between the Company and Gary D. Lee (incorporated by reference to DI Industries, inc. Annual Report of Form 10-K for the year ended December 31, 1996).

    10.9    --  Form of Non-Qualified Stock Option Agreement dated February 10,
                1998, by and between the Company and David W. Wehlmann
                (incorporated herein by reference to Grey Wolf, Inc. Annual
                Report on Form 10-K for the year ended December 31, 1997).

    10.10   --  Revolving Credit Agreement dated as of January 14, 1999 among
                Grey Wolf Drilling Company LP (as borrower), Grey Wolf, Inc. (as guarantor), The CIT Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders). (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated January
                26, 1999).

    10.11   --  First Amendment to Loan Agreement dated as of December 20, 2001, by and among Grey Wolf Drilling Company, LP (as borrower) and
                Grey Wolf, Inc. (as guarantor) and the CIT Group/Business
                Credit, Inc. (as agent) and various financial institutions (as lenders) (incorporated herein by reference to Grey Wolf, Inc.
                Annual Report on Form 10-K for the year ended December 31,
                2001).

    10.12   --  Second Amendment to Loan Agreement dated as of February 7, 2003 by and among Grey Wolf Drilling Company L.P. (as borrower), Grey
                Wolf, Inc. and various subsidiaries (as guarantors) and the CIT
                Group/Business Credit, Inc. and various financial institutions
                (as lenders) (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31,
                2002).

    10.13   --  Non-Qualified Stock Option Agreement dated January 16, 1999, by and between the Company and Edward S. Jacob, III. (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form
                10-K for the year ended December 31, 1999).

    10.14   --  Form of Amendment to Non-Qualified Stock Option Agreements dated
                November 13, 2001, by and between the Company and Thomas P.
                Richards (incorporated herein by reference to Grey Wolf, Inc.
                Annual Report on Form 10-K for the year ended December 31,
                2001).

    10.15   --  Form of Amendment to Non-Qualified Stock Option Agreement dated
                November 13, 2001, by and among the Company (f.k.a. DI
                Industries, Inc.), Thomas P. Richards and Richards Brothers
                Interests, L.P (incorporated herein by reference to Grey Wolf,
                Inc. Annual Report on Form 10-K for the year ended December 31,
                2001).

    10.16   --  Form of Amendment to Non-Qualified Stock Option Agreements dated
                November 13, 2001, by and between the Company and each of David
                W. Wehlmann, Edward S. Jacob III, Gary D. Lee, Ronnie E.
                McBride, Merrie S. Costley, and Donald J. Guedry, Jr.
                (incorporated herein by reference to Grey Wolf, Inc. Annual
                Report on Form 10-K for the year ended December 31, 2001).

    10.17   --  Grey Wolf, Inc. Executive Severance Plan effective November 15,
                2001 (incorporated herein by reference to Grey Wolf, Inc. Annual
                Report on Form 10-K for the year ended December 31, 2001).

    10.18   --  Amended and Restated Employment Agreement dated November 13,
                2001, by and between the Company and Thomas P. Richards
                (incorporated herein by reference to Grey Wolf, Inc. Annual
                Report on Form 10-K for the year ended December 31, 2001).

    10.19   --  Amended and Restated Employment Agreement dated November 13,
                2001, by and between the Company and David W. Wehlmann
                (incorporated herein by reference to Grey Wolf, Inc. Annual
                Report on Form 10-K for the year ended December 31, 2001).

    10.20   --  Amended and Restated Employment Agreement dated November 13,
                2001, by and between the Company and Edward S. Jacob III
                (incorporated herein by reference to Grey Wolf, Inc. Annual
                Report on Form 10-K for the year ended December 31, 2001).

    10.21   --  Amended and Restated Employment Agreement dated November 13,
                2001, by and between the Company and Gary D. Lee (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form
                10-K for the year ended December 31, 2001).

    10.22   --  Employment Agreement effective March 31, 2003 by and between the
                Company and William E. Chiles (incorporated herein by reference to Grey Wolf, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

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

    10.24   --  Grey Wolf, Inc. 2003 Incentive Plan (incorporated herein by reference to Grey Wolf, Inc. 2003 Annual Meeting of Shareholders definitive proxy materials).

   *21.1    --  List of Subsidiaries of Grey Wolf, Inc.

   *23.1    --  Consent of KPMG LLP

   *31.1    --  Certification of Chief Executive Officer pursuant to Rule
                13a-14(a).

   *31.2    --  Certification of Chief Financial Officer pursuant to Rule
                13a-14(a).

   *32.1    --  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
                Thomas P. Richards, Chairman, President and Chief Executive
                Officer and David W. Wehlmann, Executive Vice President and
                Chief Financial Officer.

--------
* Filed herewith

     (b) Reports on Form 8-K

          1. We furnished a Report on Form 8-K under Item 12 with the Securities and Exchange Commission on October 23, 2003 with regard to our press release announcing operating results for the quarter ended September 30, 2003.

          2. We furnished a Report on Form 8-K under Item 12 with the Securities and Exchange Commission on February 2, 2004 with regard to our press release announcing operating results for the quarter and year ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of February, 2004.

                                      Grey Wolf, Inc.

                                      By: /s/ David W. Wehlmann
                                          --------------------------------------
                                          David W. Wehlmann, Executive Vice
                                          President and Chief Financial Officer

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

                            Signatures and Capacities                                     Date
                            -------------------------                                     ----
By: /s/ Thomas P. Richards                                                           February 12, 2004
    ----------------------------------------------------------------------------
    Thomas P. Richards, Chairman, President and Chief Executive Officer
    (Principal Executive Officer)

By: /s/ David W. Wehlmann                                                            February 12, 2004
    ----------------------------------------------------------------------------
    David W. Wehlmann, Executive Vice President and Chief Financial Officer

By: /s/ Merrie S. Costley                                                            February 12, 2004
    ----------------------------------------------------------------------------
    Merrie S. Costley, Vice President and Controller

By: /s/ William R. Ziegler                                                           February 12, 2004
    ----------------------------------------------------------------------------
    William R. Ziegler, Director

By: /s/ Frank M. Brown                                                               February 12, 2004
    ----------------------------------------------------------------------------
    Frank M. Brown, Director

By: /s/ William T. Donovan                                                           February 12, 2004
    ----------------------------------------------------------------------------
    William T. Donovan, Director

By: /s/ James K. B. Nelson                                                           February 12, 2004
    ----------------------------------------------------------------------------
    James K. B. Nelson, Director

By: /s/ Robert E. Rose                                                               February 12, 2004
    ----------------------------------------------------------------------------
    Robert E. Rose, Director

By: /s/ Steven A. Webster                                                            February 12, 2004
    ----------------------------------------------------------------------------
    Steven A. Webster, Director

                                INDEX TO EXHIBITS

Exhibit No.                             Documents
-----------                             ---------
    3.1     --  Articles of Incorporation of Grey Wolf, Inc., as amended
                (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).

    3.2     --  By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

    4.1     --  Form of Trust Indenture, dated June 27, 1997, relating to the
                8 7/8% Senior Notes due 2007 by the Company and Texas Commerce
                Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 No. 333-26519 filed June 24, 1997).

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

    4.5     --  Form of Trust Indenture, dated May 8, 1998, relating to the
                8 7/8% Senior Notes due 2007 by and among the Company, the Guarantors, and Chase Bank of Texas, National Association, as
                Trustee (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed May 21, 1998).

    4.6     --  Supplemental Indenture (to the Trust Indenture dated May 8,
                1998), dated as of January 4, 1999, among the Company, the New
                Guarantors, the Existing Guarantors and Chase Bank of Texas,
                National Association, as Trustee (incorporated herein by reference to Grey Wolf, Inc. Annual Report on From 10-K for the year ended December 31, 2001).

    4.7     --  Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as
                Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

     4.8    --  Indenture, dated as of May 7, 2003, relating to the 3.75%
                Contingent Convertible Senior Notes due 2023 between the
                Company, the Guarantors, and JPMorgan Chase Bank, a New York
                Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

     4.9    --  Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York
                Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

    10.1    --  Form of Non-Qualified Stock Option Agreement dated September 3,
                1996, by and between the Company and Thomas P. Richards
                (incorporated herein by reference to Exhibit 10.2 to Registration Statement No. 333-14783).

    10.2    --  Form of Incentive Stock Option Agreement dated September 3,
                1996, by and between the Company and Ronnie E. McBride
                (incorporated herein by reference to Exhibit 10.14 to Post
                Effective Amendment No. 1 to Registration Statement No.
                333-14783).

    10.3    --  Form of Non-Qualified Stock Option Agreement dated September 3,
                1996, by and between the Company and Ronnie E. McBride.
                (incorporated herein by reference to Exhibit 10.15 to Post
                Effective Amendment No. 1 to Registration Statement No.
                333-14783).

    10.4    --  Grey Wolf, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Grey Wolf, Inc. 1996 Annual Meeting of
                Shareholders definitive proxy materials).

    10.5    --  Grey Wolf Inc. Amendment to 1996 Employee Stock Option Plan
                (incorporated herein by reference to Grey Wolf, Inc. 1999 Annual
                Meeting of Shareholders definitive proxy materials filed April
                9, 1999).

    10.6    --  Grey Wolf, Inc. Second Amendment to 1996 Employee Stock Option
                Plan dated May 14, 2002 (incorporated herein by reference to Exhibit 4.6 to Grey Wolf, Inc. Registration Statement on Form
                S-8 No. 333-90888 filed June 21, 2002).

    10.7    --  Drillers Inc. 1982 Stock Option and Long-Term Incentive Plan for
                Key Employees (incorporated by reference to Drillers Inc. 1982
                Annual Meeting definitive proxy solicitation materials).

    10.8    --  Form of Incentive Stock Option Agreement dated March 17, 1997, by and between the Company and Gary D. Lee (incorporated by reference to DI Industries, inc. Annual Report of Form 10-K for the year ended December 31, 1996).

    10.9    --  Form of Non-Qualified Stock Option Agreement dated February 10,
                1998, by and between the Company and David W. Wehlmann
                (incorporated herein by reference to Grey Wolf, Inc. Annual
                Report on Form 10-K for the year ended December 31, 1997).

    10.10   --  Revolving Credit Agreement dated as of January 14, 1999 among
                Grey Wolf Drilling Company LP (as borrower), Grey Wolf, Inc. (as guarantor), The CIT Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders). (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated January
                26, 1999).

    10.11   --  First Amendment to Loan Agreement dated as of December 20, 2001, by and among Grey Wolf Drilling Company, LP (as borrower) and
                Grey Wolf, Inc. (as guarantor) and the CIT Group/Business
                Credit, Inc. (as agent) and various financial institutions (as lenders) (incorporated herein by reference to Grey Wolf, Inc.
                Annual Report on Form 10-K for the year ended December 31,
                2001).

    10.12   --  Second Amendment to Loan Agreement dated as of February 7, 2003 by and among Grey Wolf Drilling Company L.P. (as borrower), Grey
                Wolf, Inc. and various subsidiaries (as guarantors) and the CIT
                Group/Business Credit, Inc. and various financial institutions
                (as lenders) (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31,
                2002).

    10.13   --  Non-Qualified Stock Option Agreement dated January 16, 1999, by and between the Company and Edward S. Jacob, III. (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form
                10-K for the year ended December 31, 1999).

    10.14   --  Form of Amendment to Non-Qualified Stock Option Agreements dated
                November 13, 2001, by and between the Company and Thomas P.
                Richards (incorporated herein by reference to Grey Wolf, Inc.
                Annual Report on Form 10-K for the year ended December 31,
                2001).

    10.15   --  Form of Amendment to Non-Qualified Stock Option Agreement dated
                November 13, 2001, by and among the Company (f.k.a. DI
                Industries, Inc.), Thomas P. Richards and Richards Brothers
                Interests, L.P (incorporated herein by reference to Grey Wolf,
                Inc. Annual Report on Form 10-K for the year ended December 31,
                2001).

    10.16   --  Form of Amendment to Non-Qualified Stock Option Agreements dated
                November 13, 2001, by and between the Company and each of David
                W. Wehlmann, Edward S. Jacob III, Gary D. Lee, Ronnie E.
                McBride, Merrie S. Costley, and Donald J. Guedry, Jr.
                (incorporated herein by reference to Grey Wolf, Inc. Annual
                Report on Form 10-K for the year ended December 31, 2001).

    10.17   --  Grey Wolf, Inc. Executive Severance Plan effective November 15,
                2001 (incorporated herein by reference to Grey Wolf, Inc. Annual
                Report on Form 10-K for the year ended December 31, 2001).

    10.18   --  Amended and Restated Employment Agreement dated November 13,
                2001, by and between the Company and Thomas P. Richards
                (incorporated herein by reference to Grey Wolf, Inc. Annual
                Report on Form 10-K for the year ended December 31, 2001).

    10.19   --  Amended and Restated Employment Agreement dated November 13,
                2001, by and between the Company and David W. Wehlmann
                (incorporated herein by reference to Grey Wolf, Inc. Annual
                Report on Form 10-K for the year ended December 31, 2001).

    10.20   --  Amended and Restated Employment Agreement dated November 13,
                2001, by and between the Company and Edward S. Jacob III
                (incorporated herein by reference to Grey Wolf, Inc. Annual
                Report on Form 10-K for the year ended December 31, 2001).

    10.21   --  Amended and Restated Employment Agreement dated November 13,
                2001, by and between the Company and Gary D. Lee (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form
                10-K for the year ended December 31, 2001).

    10.22   --  Employment Agreement effective March 31, 2003 by and between the
                Company and William E. Chiles (incorporated herein by reference to Grey Wolf, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

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

    10.24   --  Grey Wolf, Inc. 2003 Incentive Plan (incorporated herein by reference to Grey Wolf, Inc. 2003 Annual Meeting of Shareholders definitive proxy materials).

   *21.1    --  List of Subsidiaries of Grey Wolf, Inc.

   *23.1    --  Consent of KPMG LLP

   *31.1    --  Certification of Chief Executive Officer pursuant to Rule
                13a-14(a).

   *31.2    --  Certification of Chief Financial Officer pursuant to Rule
                13a-14(a).

   *32.1    --  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
                Thomas P. Richards, Chairman, President and Chief Executive
                Officer and David W. Wehlmann, Executive Vice President and
                Chief Financial Officer.

--------
* Filed herewith