Form 10-Q
period 2004-03-31
GREY WOLF INC
filed 2004-05-05
CIK 320186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                     to

Commission File Number 1-8226

Grey Wolf, Inc.

(Exact name of registrant as specified in its charter)

Texas (State or jurisdiction of incorporation or organization)	74-2144774 (I.R.S. Employer Identification number)

10370 Richmond Avenue, Suite 600
Houston, Texas (Address of principal executive offices)	77042 (Zip Code)

Registrant’s telephone number, including area code: (713) 435-6100

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

     The number of shares of the Registrant’s common stock, par value $.10 per share, outstanding at May 3, 2004, was 186,302,991.

GREY WOLF, INC. AND SUBSIDIARIES

Page
Part I.Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Shareholders’ Equity and Comprehensive Loss	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosure about Market Risk	28
Item 4. Controls and Procedures	28
Part II. Other Information
Item 1. Legal Proceedings	29
Item 2 Changes in Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits and Reports on Form 8-K	30
Signatures	32
Indenture
Registration Rights Agreement
Second Supplemental Indenture
Third Amendment to Loan Agreement
Fourth Amendment to Loan Agreement
Certification of CEO pursuant to Rule 13a-14a
Certification of CFO pursuant to Rule 13a-14a
Certification pursuant to 18 U.S.C. Sec. 1350

GREY WOLF, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Amounts in thousands, except share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,150	$54,350
Restricted cash	90,759	749
Accounts receivable, net of allowance of $2,443	64,776	60,181
Prepaids and other current assets	4,028	4,379

Total current assets	218,713	119,659

Property and equipment:
Land, buildings and improvements	5,043	5,043
Drilling equipment	742,186	738,097
Furniture and fixtures	3,427	3,332

Total property and equipment	750,656	746,472
Less: accumulated depreciation	(354,960)	(342,194)

Net property and equipment	395,696	404,278
Other noncurrent assets	7,709	5,141

	$622,118	$529,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of senior notes	$84,905	$–
Accounts payable-trade	27,324	27,893
Accrued workers’ compensation	5,302	5,295
Payroll and related employee costs	7,527	6,660
Accrued interest payable	6,697	4,664
Other accrued liabilities	6,133	6,420

Total current liabilities	137,888	50,932
Senior notes	–	84,898
Contingent convertible senior debt	250,000	150,000
Other long-term liabilities	3,832	4,115
Deferred income taxes	40,139	43,496
Commitments and contingent liabilities	–	–
Shareholders’ equity:
Series B Junior Participating Preferred stock, $1 par value; 250,000 shares authorized; none outstanding	–	–
Common stock, $.10 par value; 300,000,000 shares authorized; 181,673,111 and 181,283,431 issued and outstanding, respectively	18,168	18,129
Additional paid-in capital	331,280	330,266
Accumulated deficit	(159,189)	(152,758)

Total shareholders’ equity	190,259	195,637

	$622,118	$529,078

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Contract drilling	$75,200	$62,387
Costs and expenses:
Drilling operations	62,537	55,285
Depreciation	12,972	12,291
General and administrative	3,140	3,246

Total costs and expenses	78,649	70,822

Operating loss	(3,449)	(8,435)
Other income (expense):
Interest income	166	289
Gain on sale of assets	11	21
Interest expense	(6,166)	(6,037)
Other, net	–	14

Other expense, net	(5,989)	(5,713)

Loss before income taxes	(9,438)	(14,148)
Income tax benefit:
Current	–	–
Deferred	(3,007)	(4,527)

Total income tax benefit	(3,007)	(4,527)

Net loss	$(6,431)	$(9,621)

Basic and diluted net loss per common share	$(0.04)	$(0.05)

Basic and diluted weighted average common shares outstanding	181,456	181,104

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss
(Amounts in thousands)

		Common
		Stock	Additional
	Common	$.10 Par	Paid-in
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2002	181,038	$18,104	$329,712	$(122,558)	$225,258
Exercise of stock options	245	25	343	–	368
Tax benefit of stock option exercises	–	–	211	–	211
Comprehensive net loss	–	–	–	(30,200)	(30,200)

Balance, December 31, 2003	181,283	18,129	330,266	(152,758)	195,637
Exercise of stock options	390	39	587	–	626
Tax benefit of stock option exercises	–	–	350	–	350
Non-cash compensation expense	–	–	77	–	77
Comprehensive net loss	–	–	–	(6,431)	(6,431)

Balance, March 31, 2004 (Unaudited)	181,673	$18,168	$331,280	$(159,189)	$190,259

See accompanying notes to consolidated financial statements.

GREY WOLF INC, AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(6,431)	$(9,621)
Adjustments to reconcile net loss to net cash cash used in operating activities:
Depreciation	12,972	12,291
Deferred income taxes	(3,357)	(4,684)
Gain on sale of assets	(11)	(21)
Foreign exchange gain	–	(14)
Non-cash compensation expense	77	–
Accretion of debt discount	7	21
Tax benefit of stock option exercises	350	157
Net effect of changes in assets and liabilities related to operating accounts	(7,481)	(6,108)

Cash used in operating activities	(3,874)	(7,979)

Cash flows from investing activities:
Property and equipment additions	(4,496)	(2,804)
Proceeds from sale of property and equipment	117	114

Cash used in investing activities	(4,379)	(2,690)

Cash flows from financing activities:
Proceeds from long-term debt	97,750	–
Irrevocable deposit for redemption of long-term debt	(85,000)	–
Financing costs	(323)	–
Proceeds from exercise of stock options	626	204

Cash provided by financing activities	13,053	204

Net increase (decrease) in cash and cash equivalents	4,800	(10,465)
Cash and cash equivalents, beginning of period	54,350	113,899

Cash and cash equivalents, end of period	$59,150	$103,434

Supplemental cash flow disclosure:
Cash paid for interest	$3,911	$11,221

Cash paid for taxes	$–	$26

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) General

     Grey Wolf, Inc. (the “Company” or “Grey Wolf”) is a Texas corporation formed in 1980. Grey Wolf is a holding company with no independent assets or operations, but through its subsidiaries is engaged in the business of providing onshore contract drilling services to the oil and gas industry.

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2004 and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the three month period ended March 31, 2004 and 2003 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements in accordance with U.S. GAAP have been omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(2) Significant Accounting Policies

Earnings Per Share

     Basic earnings per share (“EPS”) is based on the weighted average shares outstanding, during the applicable period, without any dilutive effects considered. Diluted earnings per share reflects dilution from all outstanding options and shares issuable upon the conversion of the Floating Rate Contingent Convertible Senior Notes due 2024 (the “Floating Rate Notes”) and the 3.75% Contingent Convertible Senior Notes due 2023 (the “3.75% Notes”) once a contingency has been met. The following is a reconciliation of basic and diluted weighted average common shares outstanding:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
	(Unaudited)
Weighted average common shares outstanding – basic	181,456	181,104
Effect of dilutive securities	–	–

Weighted average common shares outstanding – diluted	181,456	181,104

     In 2004, the Company has excluded approximately 23.3 million shares and 15.4 million shares issuable upon conversion of the 3.75% Notes and Floating Rate Notes, respectively, as none of the contingencies have been met (see Note 4). The Company incurred net losses for the three month periods ended March 31, 2004 and 2003 and has excluded options to purchase 10.9 million shares and 10.7 million shares, respectively, from the computation of diluted EPS as the effect would be anti-dilutive. If

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Company had not incurred a net loss, the number of shares to include in the weighted average common shares outstanding would be based upon the Treasury stock method.

Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the provisions of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. The Company has adopted the more prominent disclosures required by SFAS No. 148 as of March 31, 2003; however, as permitted under SFAS No. 123, the Company continues to apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. These plans are more fully described in Note 7.

     Accordingly, no compensation expense has been recognized for stock option grants as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the stock option grants been determined on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
Net loss, as reported	$(6,431)	$(9,621)
Add: Stock-based employee compensation expense included in reporting net loss, net of related tax effects	52	–
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(581)	(925)

Pro forma net loss	$(6,960)	$(10,546)

Loss per share - basic and diluted
As reported	$(0.04)	$(0.05)
Pro forma	$(0.04)	$(0.06)

     For purposes of determining compensation expense using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options granted in 2004 and 2003 were: risk-free interest rate based on five-year Treasury strips of 3.67% in 2004 and 2.89% in 2003; dividend yield of zero in each year; stock price volatility of 56% in 2004 and 71% in 2003; and expected option lives of five years for each year presented.

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

(4) Long-Term Debt

     Long-term debt consists of the following (amounts in thousands):

	March 31,	December 31,
	2004	2003
	(Unaudited)
8 7/8% Senior Notes due July 2007	$84,905	$84,898
3.75% Contingent Convertible Senior Notes due May 2023	150,000	150,000
Floating Rate Contingent Convertible Senior Notes due April 2024	100,000	–

	334,905	234,898
Less current maturities	(84,905)	–

Long-term debt	$250,000	$234,898

Floating Rate Notes

     On March 31, 2004, the Company issued $100.0 million aggregate principal amount of Floating Rate Notes in a private offering that yielded net proceeds of approximately $97.8 million. The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05% but will never be less than zero or more than 6.00%. These Notes mature on April 1, 2024. The Floating Rate Notes are convertible into shares of the Company’s common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share, which is equal to a conversion rate of approximately 153.6098 shares per $1,000 principal amount of the Floating Rate Notes, subject to adjustment. The Floating Rate Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial. The Floating Rate Notes and the guarantees rank equally with all of the Company’s other senior unsecured debt, including the Company’s 3.75% Notes. Fees and expenses of approximately $2.6 million incurred at the time of issuance are being amortized through April 1, 2014, the first date the holders may require the Company to repurchase the Floating Rate Notes.

     The Company may redeem some or all of the Floating Rate Notes at any time on or after April 1, 2014, at a redemption price equal to 100% of the principal amount of the Floating Rate Notes, plus accrued but unpaid interest and liquidated damages, if any, to the date of repurchase, payable in cash. Holders may require the Company to repurchase all or a portion of the Floating Rate Notes on April 1, 2014 or April 1, 2019, and upon a change of control, as defined in the indenture governing the Floating Rate Notes, at 100% of the principal amount of the Floating Rate Notes, plus accrued but unpaid interest and liquidated damages, if any, to the date of repurchase, payable in cash.

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Floating Rate Notes are convertible, at the holders’ option, prior to the maturity date into shares of the Company’s common stock under the following circumstances:

•	during any calendar quarter, if the closing sale price per share of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs, is more than 120% of the conversion price per share ($7.81 per share) on that 30th trading day;

•	if the Company has called the Floating Rate Notes for redemption;

•	during any period that the credit ratings assigned to the Company’s senior unsecured debt by both Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) are reduced below B1 and B+, respectively, or if neither rating agency is rating the Company’s senior unsecured debt;

•	during the five trading day period immediately following any nine consecutive trading day period in which the average trading price per $1,000 principal amount of the Floating Rate Notes for each day of such period was less than 95% of the product of the closing sale price per share of the Company’s common stock on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the Floating Rate Notes; or

•	upon the occurrence of specified corporate transactions, including a change of control.

     As of March 31, 2004, none of the conditions enabling the holders of the Floating Rate Notes to convert them into shares of the Company’s common stock have occurred. The indenture governing the Floating Rate Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of the Company’s securities, and does not contain any financial covenants.

3.75% Notes

     On May 7, 2003, the Company issued $150.0 million aggregate principal amount of 3.75% Notes in a private offering that yielded net proceeds of $146.6 million. The 3.75% Notes bear interest at 3.75% per annum and mature on May 7, 2023. The 3.75% Notes are convertible into shares of the Company’s common stock, upon the occurrence of certain events, at a conversion price of $6.45 per share, which is equal to a conversion rate of approximately 155.0388 shares per $1,000 principal amount of the 3.75% Notes, subject to adjustment. The Company will pay contingent interest at a rate equal to 0.50% per annum during any six-month period, with the initial six-month period commencing May 7, 2008, if the average trading price of the 3.75% Notes per $1,000 principal amount for the five day trading period ending on the third day immediately preceding the first day of the applicable six-month period equals $1,200 or more. The 3.75% Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial. The 3.75% Notes and the guarantees rank equally with the Floating Rate Notes. Fees and expenses of $3.9 million incurred at the time of issuance are being amortized through May 2013, the first date the holders may require the Company to repurchase the 3.75% Notes.

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company may redeem some or all of the 3.75% Notes at any time on or after May 14, 2008, at a redemption price shown below, payable in cash, plus accrued but unpaid interest, including contingent interest, if any, to the date of redemption:

Redemption
Period	Price
May 14, 2008 through May 6, 2009	101.88%
May 7, 2009 through May 6, 2010	101.50%
May 7, 2010 through May 6, 2011	101.13%
May 7, 2011 through May 6, 2012	100.75%
May 7, 2012 through May 6, 2013	100.38%
May 7, 2013 and thereafter	100.00%

     Holders may require the Company to repurchase all or a portion of the 3.75% Notes on May 7, 2013 or May 7, 2018, and upon a change of control, as defined in the indenture governing the 3.75% Notes, at 100% of the principal amount of the 3.75% Notes, plus accrued but unpaid interest, including contingent interest, if any, to the date of repurchase, payable in cash.

     The 3.75% Notes are convertible, at the holders’ option, prior to the maturity date into shares of the Company’s common stock under the following circumstances:

•	during any calendar quarter, if the closing sale price per share of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs, is more than 110% of the conversion price per share ($7.10 per share) on that 30th trading day;

•	if the Company has called the 3.75% Notes for redemption;

•	during any period that the credit ratings assigned to the 3.75% Notes by both Moody’s and S&P are reduced below B1 and B+, respectively, or if neither rating agency is rating the 3.75% Notes;

•	during the five trading day period immediately following any nine consecutive trading day period in which the average trading price per $1,000 principal amount of the 3.75% Notes for each day of such period was less than 95% of the product of the closing sale price per share of the Company’s common stock on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the 3.75% Notes; or

•	upon the occurrence of specified corporate transactions, including a change of control.

     The 3.75% Notes were not convertible during the quarter ended March 31, 2004. At March 31, 2004, the credit ratings assigned to the 3.75% Notes by Moody’s and S&P were B1 and BB-, respectively. The indenture governing the 3.75% Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of the Company’s securities, and does not contain any financial covenants.

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8 7/8% Senior Notes

     At March 31, 2004, the Company had $85.0 million in principal amount of 8 7/8% Senior Notes due July 2007 (the “8 7/8% Notes”) outstanding. The 8 7/8% Notes bear interest at 8 7/8% per annum with an original maturity on July 1, 2007. The 8 7/8% Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial.

     On March 31, 2004, $90.0 million of the $97.8 million of net proceeds received from the issuance of the Floating Rate Notes was irrevocably deposited with the trustee for the 8 7/8% Notes to redeem the remaining $85.0 million aggregate principal amount of those notes at 102.9580%, plus accrued interest to the redemption date. On April 30, 2004, the cash deposited with the trustee was used to redeem the $85.0 million aggregate principal amount of the 8 7/8% Notes. At March 31, 2004, $84.9 million, which is net of the remaining original issue discount, is included as current maturities of senior notes and $90.0 million is included in restricted cash on the consolidated balance sheet. The redemption premium of $2.5 million is included in interest expense during the quarter ended March 31, 2004 and the remaining $1.1 million of deferred financing costs associated with the 8 7/8% Notes will be accelerated and amortized through the redemption date of April 30, 2004.

     On July 1, 2003, the $146.6 million of net proceeds from the issuance of the 3.75% Notes plus $30.6 million of available cash were used to redeem $165.0 million aggregate principal amount of 8 7/8% Notes previously outstanding at 102.9580%, plus accrued interest. The redemption premium of $4.9 million was included in interest expense in the second quarter of 2003. Amortization of the previously deferred financing costs associated with the partial redemption of the 8 7/8% Notes on July 1, 2003 was accelerated and approximately $2.5 million was recognized in interest expense in the quarter ended June 30, 2003.

CIT Facility

     The Company’s subsidiary Grey Wolf Drilling Company L.P. has a $75.0 million credit facility with the CIT Group/Business Credit, Inc. (the “CIT Facility”) which expires during January 2006. The CIT Facility provides the Company with the ability to borrow up to the lesser of $75.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. The CIT Facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon the Company’s debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $20.0 million available for letters of credit. The Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum.

     The CIT Facility contains affirmative and negative covenants and the Company is in compliance with these covenants. Substantially all of the Company’s assets, including its drilling equipment, are pledged as collateral under the CIT Facility which is also secured by a guarantee of Grey Wolf, Inc. and certain of the Company’s wholly-owned subsidiaries guarantees. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside the contiguous 48 states of the United States of America.

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Among the various covenants that must be satisfied under the CIT Facility are the following two covenants which apply whenever the Company’s liquidity, defined as the sum of cash, cash equivalents and availability under the CIT Facility, falls below $25.0 million. At March 31, 2004 our liquidity, as defined above, was $117.8 million.

•	1 to 1 EBITDA coverage of debt service, tested monthly on a trailing 12 month basis; and

•	minimum tangible net worth (all as defined in the CIT Facility) at the end of each quarter will be at least the prior year tangible net worth less $30.0 million adjusted for quarterly tests.

     Additionally, if the total amount outstanding under the CIT Facility (including outstanding letters of credit) exceeds 50% of the orderly liquidation value of our domestic rigs, we are required to make a prepayment in the amount of the excess. Also, if the average rig utilization rate falls below 45% for two consecutive months, the lender will have the option to request one additional appraisal per year to aid in determining the current orderly liquidation value of the drilling equipment. Average rig utilization is defined as the total number of rigs owned which are operating under drilling contracts in the 48 contiguous states of the United States of America divided by the total number of rigs owned, excluding rigs not capable of working without substantial capital investment. Events of default under the CIT Facility include, in addition to non-payment of amounts due, misrepresentations and breach of loan covenants and certain other events including:

•	default with respect to other indebtedness in excess of $350,000;

•	judgments in excess of $350,000; or

•	a change in control which means that we cease to own 100% of our two principal subsidiaries, some person or group has either acquired beneficial ownership of 30% or more of the Company or obtained the power to elect a majority of our board of directors, or our board of directors ceases to consist of a majority of “continuing directors” (as defined by the CIT Facility).

     The Company currently has no outstanding balance under the CIT Facility and had $16.4 million of undrawn standby letters of credit at March 31, 2004. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and retained losses which may become payable under the terms of the underlying insurance contracts and for other purposes. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

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

(6) Contingencies

     The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company’s consolidated financial condition or results of operations.

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Stock Option Plans and Severance

     The 2003 Incentive Plan (the “2003 Plan”) was approved by shareholders in May 2003. The 2003 Plan authorizes the grant of the following equity-based awards:

•	incentive stock options;

•	non-statutory stock options;

•	restricted shares; and

•	other stock-based and cash awards.

     The 2003 Plan replaced the Company’s 1996 Employee Stock Option Plan (the “1996 Plan”); provided, however that outstanding options previously granted under the 1996 Plan shall continue to be exercisable subject to the terms and conditions of such grants. The 1996 Plan allowed for grants of non-statutory options to purchase common stock, but no further grants of common stock will be made under the 1996 Plan. The 2003 Plan reserves a maximum of 17.0 million shares of the Company’s common stock underlying all equity-based awards, but is reduced by the shares of common stock subject to previous grants under the 1996 Plan. At March 31, 2004, there were 5.4 million shares of common stock available for grant under the 2003 Plan until March 2013. Prior to 2003, the Company also granted options under stock option agreements with its chief executive officer and directors that are outside of the 2003 Plan and the 1996 Plan. At March 31, 2004, these individuals had options outstanding to purchase an aggregate of 2.0 million shares of common stock.

     The exercise price of stock options approximates the fair market value of the stock at the time the option is granted. A portion of the outstanding options became exercisable upon issuance and the remaining become exercisable in varying increments over three to five-year periods. The options expire on the tenth anniversary of the date of grant.

     On November 13, 2001, the Company amended all outstanding stock option agreements issued under the 1996 Plan and certain stock option agreements issued to executive officers and directors. Based upon the occurrence of certain events (“triggering events”), the amendments provide for accelerated vesting of options and extension of the period in which a current employee option holder has to exercise his options. The provisions of the amendments provide for accelerated vesting of options after termination of employment of a current option holder within one year of a change of control of the Company (as defined in the amendments). Triggering events that cause an extension of the exercise period, but not longer than the remaining original exercise period, include termination of employment as a result of any reason not defined as termination for cause, voluntary resignation, or retirement in the amendments.

     In accordance with APB No. 25, the amendments to the stock option agreements create a new measurement date of November 13, 2001. APB No. 25 requires the Company to determine the intrinsic value of the options at the measurement date and recognize non-cash compensation expense upon the occurrence of a triggering event. The amount of compensation expense that would be recognized upon the occurrence of a triggering event is the difference between the fair market value of the Company’s stock on the measurement date and the original exercise price of the options.

     During the three months ended March 31, 2004, the Company recognized non-cash compensation expense of approximately $77,000 as a result of the termination of employment of several individuals. These amounts have been included in general and administrative expenses on the consolidated statement of operations.

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) Concentrations

     Substantially all of the Company’s contract drilling activities are conducted with independent and major oil and gas companies in the United States. Historically, the Company has not required collateral or other security to support the related receivables from such customers. However, the Company has required certain customers to deposit funds in escrow prior to the commencement of drilling. Actions typically taken by the Company in the event of nonpayment include filing a lien on the customer’s producing property and filing suit against the customer.

     For the quarter ended March 31, 2004, the Company had one customer which represented approximately 11% of revenue. There were no customers with revenue greater than 10% for the same period in 2003.

(9) Subsequent Events

     On April 6, 2004, the Company acquired all of the outstanding capital stock and stock equivalents of New Patriot Drilling Corp. (“Patriot”) by merger in exchange for $15.8 million in cash and 4,610,480 shares of the Company’s common stock. In addition, the Company made payments of $14.7 million to retire the outstanding debt of Patriot. The cash consideration is subject to final adjustment for changes in Patriot’s working capital. Patriot had a fleet of ten drilling rigs and provided onshore contract land drilling services to the oil and gas industry in the Rocky Mountain region.

     On April 27, 2004, one of the initial purchasers in the Company’s private offering of the Floating Rate Notes exercised its full option to purchase an additional $25.0 million aggregate principal amount of the Floating Rate Notes. As a result, we have $125.0 million aggregate principal amount of the Floating Rate Notes outstanding as of the date of this report. The additional Floating Rate Notes will have the same terms as those issued on March 31, 2004 and the Company plans to use the net proceeds of $24.4 million for general corporate purposes.

GREY WOLF INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of Grey Wolf, Inc. included elsewhere herein and with our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

     We are a leading provider of contract land drilling services in the United States with a fleet of 127 rigs, of which 95 rigs are currently marketed. Our customers include independent producers and major oil and gas companies. We conduct all of our operations through our subsidiaries in the Ark-La-Tex, Gulf Coast, Mississippi/Alabama, South Texas, West Texas and Rocky Mountain drilling markets.

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

Rig Activity

     The number of our rigs working increased modestly in the first quarter of 2003 and remained relatively stable throughout 2003. During the first quarter of 2004 and continuing into the second quarter of 2004, we have seen an increase in our average rigs working. In addition, on April 6, 2004, we increased our presence in the Rocky Mountain market by acquiring New Patriot Drilling Corp. (“Patriot”) and its fleet of 10 rigs in Wyoming and Colorado. For the week ending April 29, 2004, we had an average of 83 rigs working, including eight rigs acquired from Patriot.

     The table below shows the average number of land rigs working in the United States according to the Baker Hughes rotary rig count and the average number of our rigs working.

	2002					2003					2004
Domestic
Land Rig					Full					Full		Q-2
Count	Q-1	Q-2	Q-3	Q-4	Year	Q-1	Q-2	Q-3	Q-4	Year	Q-1	to Date
Baker Hughes	679	683	722	723	695	773	903	964	988	880	1,002	1,039
Grey Wolf	56	54	55	54	55	59	60	62	62	61	65	80

Drilling Contract Bid Rates

     Dayrates are generally driven by utilization. Our leading edge bid rates ranged between $7,000 and $8,500 per rig day during the first quarter of 2003 and increased to $8,000 to $9,500 per rig day for the remainder of 2003 and the beginning of the first quarter of 2004. With the increase in the land rig count that began during the first quarter of 2004, however, our leading edge bid rates have risen to between $8,000 to $13,000 per rig day without fuel or top drives. We believe that the bulk of this increase in dayrates will be reflected in our financial results in the third quarter of 2004.

     In addition to our fleet of drilling rigs, we currently own 15 top drives for which our current bid rates range from $1,300 to $2,000 per day. Bid rates for our top drives are in addition to the above stated bid rates for our rigs.

Turnkey and Footage Contract Activity

     Turnkey and footage work continues to be an important part of our business and operating strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher revenues and operating margins per rig day worked than under daywork contracts. However, we are typically required to bear additional operating costs (such as drill bits) and risk (such as loss of hole) that would otherwise be assumed by the customer under daywork contracts. For the quarter ended March 31, 2004, our turnkey and footage operating margin (revenues less drilling operations expenses) was $4,537 per rig day compared to a daywork operating margin of $1,698 per rig day, and our turnkey and footage revenue was $27,175 per rig day compared to $10,042 per rig day for daywork. For the quarter ended March 31, 2004, turnkey and footage work represented 32% of our operating margin and 15% of total days worked compared to 49% of our operating margin and 20% of total days worked during the fourth quarter of 2003. The total turnkey operating margin for the fourth quarter of 2003 was a record and the total turnkey operating margin for the first quarter of 2004 is representative of historical levels.

     The operating margins generated on turnkey and footage contracts vary widely based upon a number of factors, including the location of the contracted work as well as the depth and level of complexity of the wells drilled. The demand for drilling services under turnkey and footage contracts has historically been greater during periods of overall lower demand. While overall demand has been higher as evidenced by the increase in rig count, the demand for turnkey services has not declined. We believe this is due in large part to current daywork rates which have only modestly increased despite the increase in rig count.

Financial Outlook

     We believe the outlook for the future of natural gas exploration and production remains positive. Natural gas and oil prices remain at attractive levels, in our opinion, with the twelve-month strips for natural gas and oil at $6.31 per mmbtu and $35.99 per barrel, respectively, at May 3, 2004.

     We believe that several factors have adversely impacted this current upcycle. These factors include the expansion of the overall land rig fleet during the last upcycle in 2000 and 2001, the focus on market share versus higher dayrates, and the general lack of deep drilling. However, we believe that we will see a renewed commitment by operators to drilling deeper prospects in order to find meaningful reserves. We also believe demand continues to improve and the current land rig count, which is up 19% from a year ago, is sufficient to support further modest increases in dayrates.

     We believe we are ready to respond to continued increases in demand. We currently have 17 cold-stacked rigs, which can be reactivated, as demand dictates, for an estimated $3.5 million to $4.0 million in the aggregate. This would increase our marketed rig count to 112 rigs. In addition, we have 15 inventory rigs that are available for refurbishment and reactivation should the demand arise.

     The acquisition of Patriot has allowed us to expand our presence in the active Rocky Mountain market and we have reduced our ongoing interest expense with the refinancing of the remainder of our 8 7/8% Senior Notes due 2007 (the “8 7/8% Notes”). In the last year, we have reduced our annual interest expense by approximately $15.4 million from approximately $24.0 million to approximately $8.6 million going forward at current interest rates.

     Based on currently anticipated levels of activity and dayrates, we expect to generate an operating margin of approximately $16.5 million, or $2,150 per rig day for the second quarter of 2004. Net loss per share is expected to be approximately $.02 on a diluted basis, using a tax benefit rate of approximately 26%. We expect depreciation expense of approximately $14.0 million and interest expense of approximately $4.0 million in the second quarter of 2004. Projected interest expense for the second quarter of 2004 includes approximately $1.8 million for the accelerated amortization of the previously deferred financing costs, original issue discount on the 8 7/8% Senior Notes and interest expense on the 8 7/8% Senior Notes from April 1, 2004 to April 29, 2004.

     These projections are forward-looking statements and while we believe our estimates are reasonable, we can give no assurance that such expectations or the assumptions that underlie such assumptions will prove to be correct. We expect to average between eight and 11 rigs working under turnkey and footage contracts during the second quarter of 2004; however, there can be no assurance that we will be able to maintain the current level of activity or operating margins derived from turnkey and footage contracts.

Critical Accounting Policies

     Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require our management to make subjective estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. However, these estimates, judgments and assumptions concern matters that are inherently uncertain. Accordingly, actual amounts and results could differ from these estimates made by management, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments. The accounting policies that we believe are critical are property and equipment, impairment of long-lived assets, revenue recognition, insurance accruals, and income taxes.

     Property and Equipment. Property and equipment are stated at cost with depreciation calculated using the straight-line method over the estimated useful lives of the assets. We expense our maintenance and repair costs as incurred. We estimate the useful lives of our assets are between three and fifteen years.

     Impairment of Long-Lived Assets. We assess the impairment of our long-lived assets under Statement of Financial Accounting Standards Board (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such indicators include changes in our business plans, a change in the physical condition of a long-lived asset or the extent or manner in which it is being used, or a severe or sustained downturn in the oil and gas industry. If we determine that a triggering event, such as those described previously, has occurred we perform a review of our rig and rig equipment. Our review is performed by comparing the carrying value of each rig to the estimated undiscounted future net cash flows for that rig. If the carrying value of any rig is more than the estimated undiscounted future net cash flows expected to result from the use of the rig, a write-down of the rig to estimated fair market value must be made. The estimated fair market value is the amount at which an asset could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best estimate of fair market value, however, quoted market prices are generally not available. As a result, fair value must be determined based upon other valuation techniques. This could include appraisals or present value calculations. The calculation of undiscounted future net cash flows and fair market value is based on our estimates and projections.

     The demand for land drilling services is cyclical and has historically resulted in fluctuations in rig utilization. The severity and duration of the downturn during 1998 triggered an asset impairment charge of $93.2 million. We believe the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. The likelihood of an asset impairment increases during extended periods of rig inactivity. Each year we evaluate our cold-stacked and inventory rigs and determine our intentions for their future use. This evaluation takes into consideration, among other things, the physical condition and marketability of the rig, and projected reactivation or refurbishment cost. If we were to change our intended use of some or all of the rigs, we could be required under SFAS No. 144 to record an impairment charge. During the fourth quarter of 2002, we recorded a pre-tax, non-cash asset impairment charge of $3.5 million after performing such a review. As we no longer intended to return five of those rigs to service, but use their component parts as spare equipment inventory, we recorded the charge to write the rigs down to their fair market value and reduced the number of drilling rigs in our fleet by five. In the first quarter of 2004, no impairment of our long-lived assets was recorded as no change in circumstances or in our intentions indicated that the carrying value of the assets was not recoverable. We currently have 17 cold-stacked and 15 inventory rigs.

     Revenue Recognition. Revenue from daywork and footage contracts is recognized when earned as services are performed under the provisions of the contracts. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date compared to our estimate of the total contract costs. Under the percentage-of-completion, we make estimates of the total contract costs to be incurred, and to the extent these estimates change, the amount of revenue recognized could be affected. The significance of the accrued turnkey revenue varies from period to period depending on the overall level of demand for our services and the portion of that demand that is for turnkey services. At March 31, 2004, there were seven turnkey wells in progress versus eight wells at December 31, 2003, with accrued revenue of $4.6 million and $5.0 million, respectively at such dates. Anticipated losses, if any, on uncompleted contracts are recorded at the time our estimated costs exceed the contract revenue.

     Insurance Accruals. We maintain insurance coverage related to workers’ compensation and general liability claims up to $1.0 million per occurrence with an aggregate of $2.0 million for general liability claims. These policies include deductibles of $350,000 per occurrence for workers’ compensation coverage and $250,000 per occurrence for general liability coverage. If losses should exceed the workers’ compensation and general liability policy amounts, we have excess liability coverage up to a maximum of $75.0 million. At March 31, 2004 and December 31, 2003, we had $9.1 million and $9.4 million, respectively, accrued for losses incurred within the deductible amounts for workers’ compensation and general liability claims. The amount accrued for the provision for losses incurred varies depending on the number and nature of the claims outstanding at the balance sheet date. In addition, the accrual includes management’s estimate of the future cost to settle each claim such as future changes in the severity of the claim and increases in medical costs. In addition, we are self-insured for our employee health plan but purchase stop-loss coverage in order to limit our exposure to a maximum of $175,000 per occurrence under the plan.

     Income Taxes. Our deferred tax assets consist primarily of net operating loss carryforwards (“NOL’s”). The estimated amount of our NOL’s included in our deferred tax assets at March 31, 2004 are $143.9 million, which expires from 2010 to 2024. Approximately $7.2 million of these NOL’s expire in 2010 and 2011, while the remaining $136.7 million expire between 2019 and 2024. Deferred tax assets must be assessed based upon the likelihood of recoverability from future taxable income and to the extent that recovery is not likely, a valuation allowance is established. At March 31, 2004, we do not have a valuation allowance as we believe that it is more likely than not that our future taxable income and reversal of deferred tax liabilities will be sufficient to recover our deferred tax assets. Our business, however, is extremely cyclical and is highly sensitive to changes in oil and natural gas prices and demand for our services and there can be no assurances that future economic or financial developments will not impact our ability to recover our deferred tax assets.

     In addition, we have $23.0 million in permanent differences which relate to differences between the financial accounting and tax basis of acquired assets. The permanent difference will be reduced as the assets are depreciated for financial accounting purposes on a straight-line basis over the next nine years. As the amortization of these permanent differences is a fixed amount, our effective tax rate varies widely based upon the current level of income or loss.

Financial Condition and Liquidity

     The following table summarizes our financial position as of March 31, 2004 and December 31, 2003.

	March 31, 2004		December 31, 2003
	(Unaudited)
		(Dollars in thousands)
	Amount	%	Amount	%
Working capital	$80,825	17	$68,727	14
Property and equipment, net	395,696	82	404,278	85
Other noncurrent assets	7,709	1	5,141	1

Total	$484,230	100	$478,146	100

Long-term debt	$250,000	52	$234,898	49
Other long-term liabilities	43,971	9	47,611	10
Shareholders’ equity	190,259	39	195,637	41

Total	$484,230	100	$478,146	100

Significant Changes in Financial Condition

     The significant changes in our financial position from March 31, 2004 to December 31, 2003 are an increase in working capital of $12.1 million and an increase in long-term debt of $15.1 million. The increase in working capital and long-term debt is a result of the issuance of $100.0 million aggregate principal amount of Floating Rate Contingent Convertible Senior Notes due 2024 (the “Floating Rate Notes”), offset by the redemption of the remaining $85.0 million aggregate principal amount of our 8 7/8% Notes. Working capital is also higher due to higher accounts receivable balances due to increased rig activity.

     On March 31, 2004, we issued $100.0 million aggregate principal amount of Floating Rate Notes in a private offering which yielded net proceeds of $97.8 million. Of the net proceeds, $90.0 million was irrevocably deposited with the trustee of the 8 7/8% Notes to redeem the $85.0 million aggregate principal amount of those notes at 102.9580%, plus accrued interest. On April 30, 2004, the cash deposited with the trustee was used to redeem the $85.0 million aggregate principal amount of the 8 7/8% Senior Notes. As a result, $84.9 million, net of the remaining original issue discount, is included as current maturities of senior notes and $90.0 million is included in restricted cash on the consolidated balance sheet at March 31, 2004. The redemption premium of $2.5 million on the 8 7/8% Notes is included in the accrued interest balance and interest expense as of and for the quarter ended March 31, 2004. The issuance of the Floating Rate Notes and redemption of the 8 7/8% Notes results in an increase in long-term debt of $15.0 million.

     On April 27, 2004, one of the initial purchasers in our private offering of the Floating Rate Notes exercised its full option to purchase an additional $25.0 million aggregate principal amount of the Floating Rate Notes. As a result, as of the date of this report we have $125.0 million aggregate principal amount of the Floating Rate Notes outstanding. The additional Floating Rate Notes will have the same terms as those issued on March 31, 2004 and we will use the net proceeds of approximately $24.4 million for general corporate purposes.

Floating Rate Notes

     The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05% but will never be less than zero or more than 6.00%. These notes mature on April 1, 2024. The Floating Rate Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share, which is equal to a conversion rate of approximately 153.6098 shares per $1,000 principal amount of the Floating Rate Notes, subject to adjustment. The Floating Rate Notes are our general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are immaterial. The Floating Rate Notes and the guarantees rank equally with all of our other senior unsecured debt, including our 3.75% Notes. Fees and expenses of $2.6 million incurred at the time of issuance are being amortized through April 1, 2014, the first date the holders may require us to repurchase the Floating Rate Notes.

     We may redeem some or all of the Floating Rate Notes at any time on or after April 1, 2014, at a redemption price equal to 100% of the principal amount of the Floating Rate Notes, plus accrued but unpaid interest and liquidated damages, if any, to the date of repurchase, payable in cash. Holders may require us to repurchase all or a portion of the Floating Rate Notes on April 1, 2014 or April 1, 2019, and upon a change of control, as defined in the indenture governing the Floating Rate Notes, at 100% of the principal amount of the Floating Rate Notes, plus accrued but unpaid interest and liquidated damages, if any, to the date of repurchase, payable in cash.

     The Floating Rate Notes are convertible, at the holders’ option, prior to the maturity date into shares of our common stock under the following circumstance

•	during any calendar quarter, if the closing sale price per share of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs, is more than 120% of the conversion price per share ($7.81 per share) on that 30th trading day;

•	if we have called the Floating Rate Notes for redemption;

•	during any period that the credit ratings assigned to our senior unsecured debt by both Moody’s Investors Service (“Moody’s) and Standard & Poor’s Ratings Group (“S&P”) are reduced below B1 and B+, respectively, or if neither rating agency is rating our senior unsecured debt;

•	during the five trading day period immediately following any nine consecutive trading day period in which the average trading price per $1,000 principal amount of the Floating Rate Notes for each day of such period was less than 95% of the product of the closing sale price per share of our common stock on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the Floating Rate Notes; or

•	upon the occurrence of specified corporate transactions, including a change of control.

     As of the date of this report, none of the conditions enabling the holders of the Floating Rate Notes to convert them into shares of our common stock have occurred. The indenture governing the Floating Rate Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of our securities, and does not contain any financial covenants.

3.75% Notes

     The 3.75% Notes bear interest at 3.75% per annum and mature on May 7, 2023. The 3.75% Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.45 per share, which is equal to a conversion rate of approximately 155.0388 shares per $1,000 principal amount of 3.75% Notes, subject to adjustment. We will pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing May 7, 2008, if the average trading price of the 3.75% Notes per $1,000 principal amount for the five day trading period ending on the third day immediately preceding the first day of the applicable six-month period equals $1,200 or more. The 3.75% Notes are our general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are immaterial. The 3.75% Notes and the guarantees rank equally with our Floating Rate Notes. Fees and expenses of approximately $3.9 million incurred at the time of issuance are being amortized through May 2013, the first date the holders may require us to repurchase the 3.75% Notes. We may redeem some or all of the 3.75% Notes at any time on or after May 14, 2008, payable in cash, plus accrued but unpaid interest, including contingent interest, if any, to the date of redemption at various redemption prices shown in Note 4 to our consolidated financial statements.

     Holders may require us to repurchase all or a portion of their 3.75% Notes on May 7, 2013 or May 7, 2018, and upon a change of control, as defined in the indenture governing the 3.75% Notes, at 100% of the principal amount of the 3.75% Notes, plus accrued but unpaid interest, including contingent interest, if any, to the date of repurchase, payable in cash.

     The 3.75% Notes are convertible, at the holders’ option, prior to the maturity date into shares of our common stock in the following circumstances:

•	during any calendar quarter, if the closing sale price per share of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs, is more than 110% of the conversion price per share ($7.10 per share) on that 30th trading day;

•	if we have called the 3.75% Notes for redemption;

•	during any period that the credit ratings assigned to the 3.75% Notes by both Moody’s and S&P are reduced below B1 and B+, respectively, or if neither rating agency is rating the 3.75% Notes;

•	during the five trading day period immediately following any nine consecutive trading day period in which the average trading price per $1,000 principal amount of the 3.75% Notes for each day of such period was less than 95% of the product of the closing sale price per share of our common stock on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the 3.75% Notes; or

•	upon the occurrence of specified corporate transactions, including a change of control.

      The 3.75% Notes did not meet the criteria for conversion into common stock at any time during the quarter ended March 31, 2004 or to the date of this report. At May 3, 2004, the credit ratings assigned to the 3.75% Notes by Moody’s and S&P were B1 and BB-, respectively. The indenture governing the 3.75% Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of our securities, and does not contain any financial covenants.

8 7/8% Notes

     At March 31, 2004, we had $85.0 million in principal amount of 8 7/8% Notes outstanding. The 8 7/8% Notes bore interest at 8 7/8% per annum with an original maturity on July 1, 2007. The 8 7/8% Notes were our general unsecured senior obligations and were fully and unconditionally guaranteed, on a joint and several basis, by all our domestic wholly-owned subsidiaries.

     On March 31, 2004, $90.0 million of the $97.8 million of net proceeds received from the issuance of the Floating Rate Notes was irrevocably deposited with the trustee for the 8 7/8% Notes to redeem all of these outstanding notes that remained at 102.9580%, plus accrued interest. On April 30, 2004, the $85.0 million aggregate principal amount of the 8 7/8% Notes were redeemed.

CIT Facility

     Our subsidiary Grey Wolf Drilling Company L.P. has entered into a $75.0 million credit facility with the CIT Group/Business Credit, Inc. (the “CIT Facility”) which expires during January 2006. The CIT Facility provides us with the ability to borrow up to the lesser of $75.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. The CIT Facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon our debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $20.0 million available for letters of credit. We are required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum.

     The CIT Facility contains affirmative and negative covenants and we are in compliance with these covenants. Substantially all of our assets, including our drilling equipment, are pledged as collateral under the CIT Facility which is also secured by a guarantee of Grey Wolf, Inc. and certain of our wholly-owned subsidiaries’ guarantees. However, we retain the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside the contiguous 48 states of the United States of America.

     Among the various covenants that we must satisfy under the CIT Facility are the following two covenants which apply whenever our liquidity, defined as the sum of cash, cash equivalents and availability under the CIT Facility, falls below $25.0 million. At March 31, 2004, our liquidity as defined above was $117.8 million.

•	1 to 1 EBITDA coverage of debt service, tested monthly on a trailing 12 month basis; and

•	minimum tangible net worth (as defined in the CIT Facility) at the end of each quarter will be at least the prior year tangible net worth less $30.0 million adjusted for quarterly tests.

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

     Events of default under the CIT Facility include, in addition to non-payment of amounts due, misrepresentations and breach of loan covenants and certain other events including:

•	default with respect to other indebtedness in excess of $350,000;

•	judgments in excess of $350,000; or

•	a change in control which means that we cease to own 100% of our two principal subsidiaries, some person or group has either acquired beneficial ownership of 30% or more of the outstanding common stock of Grey Wolf, Inc. or obtained the power to elect a majority of our board of directors, or our board of directors ceases to consist of a majority of “continuing directors” (as defined by the CIT Facility).

      We currently have no outstanding balance under the CIT Facility but had $16.4 million of undrawn letters of credit at May 3, 2004. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and retained losses which may become payable under the terms of the underlying insurance contracts and for other purposes. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

Certain Contractual Commitments

     The following table summarizes certain of our contractual cash obligations and related payments due by period at March 31, 2004 (unaudited) (amounts in thousands):

	Payments Due by Period (1)
		Less than	1-3	4-5	After 5
Contractual Obligation	Total	1 year	years	years	years
Floating Rate Notes(2)
Principal	$100,000	$–	$–	$–	$100,000
Interest(3)	21,200	1,060	2,120	2,120	15,900
3.75% Notes(2)
Principal	150,000	–	–	–	150,000
Interest	109,688	5,625	11,250	11,250	81,563
8 7/8% Notes (4)
Principal	85,000	85,000	–	–	–
Interest	5,008	5,008	–	–	–
Operating leases	3,313	528	948	928	909

Total contractual cash obligations	$474,209	$97,221	$14,318	$14,298	$348,372

(1)	This assumes no conversion, acceleration of maturity dates due to redemption, breach of, or default under, the terms of the applicable contractual obligation, except as described under “8 7/8% Notes”.

(2)	See “8 7/8% Notes”, “3.75% Notes”, and “Floating Rate Notes” above, for information relating to covenants, the breach of which could cause a default under, and acceleration of the maturity date. Also see “3.75% Notes” and “Floating Rate Notes” for information related to the holders’ conversion rights.

(3)	Assumes the current 3-month LIBOR of 1.11% minus a spread of 0.05%.

(4)	Represents redemption of $85.0 million on April 30, 2004, including the redemption premium of $2.5 million and accrued interest to the redemption date of $2.5 million.

     Our CIT Facility provides up to $20.0 million for the issuance of letters of credit. If letters of credit which we cause to be issued are drawn upon by the holders of those letters of credit, then we will become obligated to repay those amounts along with any accrued interest and fees. Letters of credit issued reduce the amount available for borrowing under the CIT Facility and, as a result, we had borrowing capacity of $58.6 million at March 31, 2004. The following table illustrates the undrawn outstanding standby letters of credit at March 31, 2004 and the potential maturities if drawn upon by the holders (unaudited) (amounts in thousands):

	Payments Due by Period (1)
Potential	Total	Less than	1-3	4-5	Over 5
Contractual Obligation	Committed	1 year	years	years	years
Standby letters of credit	$16,445	$–	$16,445	$–	$–

Total	$16,445	$–	$16,445	$–	$–

(1) Assumes no acceleration of maturity date due to breach of, or default under, the potential contractual obligation.

Cash Flow

     The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
	(Unaudited)
Net cash provided by (used in):
Operating activities	$(3,874)	$(7,979)
Investing activities	(4,379)	(2,690)
Financing activities	13,053	204

Net increase (decrease) in cash	$4,800	$(10,465)

     Our cash flows from operating activities are affected by a number of factors including the number of rigs under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow used in operating activities during the first three months of 2004 and 2003 was $3.9 million and $8.0 million, respectively. The reduction in cash flow used in operating activities from the first quarter of 2003 to the first quarter of 2004 is due primarily to an increase in rig activity partially offset by the $5.0 million in redemption premium and accrued interest on the 8 7/8% Notes which was irrevocably deposited with the trustee.

     Cash flow used in investing activities for the three months ended March 31, 2004 and 2003, respectively, primarily consisted of $4.5 million and $2.8 million of capital expenditures, respectively. These capital expenditures included the cost of sustaining our rigs, the acquisition of drill pipe and collars, and other capital items.

     Cash flow provided by financing activities for the three months ended March 31, 2004 primarily consisted of the net proceeds of $97.8 million from the issuance of $100.0 million of Floating Rate Notes on March 31, 2004, offset by $85.0 million irrevocably deposited with the trustee of the 8 7/8% Notes for redemption on April 30, 2004. Cash flow provided by financing activities for the three months ended March 31, 2004 also included $626,000 from stock option exercises. Cash flow provided by financing activities for the three months ended March 31, 2003 consisted of $204,000 from stock option exercises.

Projected Cash Sources

     We expect to use cash generated from operations to cover cash requirements, including debt service on the Floating Rate Notes and 3.75% Notes and capital expenditures in 2004. Capital expenditures for 2004 are projected to be between $30.0 million and $34.0 million, subject to the actual level of rig activity and exclusive of the cost for the acquisition of Patriot. We will make quarterly interest payments on the Floating Rate Notes on January 1, April 1, July 1, and October 1 of each year and semi-annual interest payments of $2.8 million on the 3.75% Notes on May 7 and November 7 of each year through the dates of maturity. To the extent that we are unable to generate sufficient cash from operations we would be required to use cash on hand or draw on our CIT Facility. At May 3, 2004, our cash and cash equivalent balance was approximately $53.6 million.

     From time to time we also review possible acquisition opportunities. While we currently have no agreements to acquire additional businesses or equipment, we may enter into such agreements in the future. Our ability to consummate any such transaction will be dependent in large part on our ability to fund such a transaction. Depending on the size of a transaction, we may need to obtain funding through the capital markets. We cannot give assurance that adequate funding will be available on satisfactory terms.

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

Comparison of the Three Months Ended March 31, 2004 and 2003

     The following table highlights rig days worked, contract drilling revenue and drilling operating expenses for our daywork and turnkey operations for the three months ended March 31, 2004 and 2003.

	Three Months Ended			Three Months Ended
	March 31, 2004			March 31, 2003
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations(2)	Total	Operations	Operations(2)	Total
	(Dollars in thousands, except averages per rig day worked)
			(Unaudited)
Rig days worked	5,042	904	5,946	4,608	664	5,272
Contract drilling revenue	$50,634	$24,566	$75,200	$42,647	$19,740	$62,387
Drilling operating expenses (1)	42,072	20,465	62,537	38,248	17,037	55,285

Operating margin	$8,562	$4,101	$12,663	$4,399	$2,703	$7,102

Average per rig day worked
Contract drilling revenue	$10,042	$27,175	$12,647	$9,255	$29,729	$11,834
Drilling operating expenses	8,344	22,638	10,517	8,300	25,658	10,487

Operating margin	$1,698	$4,537	$2,130	$955	$4,071	$1,347

(1)	Drilling operating expenses exclude depreciation and general and administrative expenses.

(2)	Turnkey operations include the results from turnkey and footage contracts.

     Our operating margin increased by $5.6 million, or 78%, to $12.7 million for the quarter ended March 31, 2004 from $7.1 million for the quarter ended March 31, 2003. Operating margin is defined as contract drilling revenue less drilling operating expenses. The increase resulted from a $4.2 million increase in operating margin from daywork operations and a $1.4 million increase in operating margin from turnkey operations. On a per rig day basis, our total operating margin increased by $783 per rig day, or 58% to $2,130 in the first quarter of 2004 from $1,347 for the same period in 2003. This increase included a $743 per rig day increase from daywork operations and a $466 per rig day increase from turnkey operations.

Daywork Operations

     The increase in operating margin discussed above was due primarily to an increase of 434 rig days worked in the first quarter of 2004 when compared with the first quarter of 2003. The increase was also due to higher dayrates in the first quarter of 2004 versus the same period in 2003. Contract drilling revenue and operating expenses were higher as a result of the increase in rig days worked but contract drilling revenue on a per rig day basis was higher due primarily to the increase in dayrates. Drilling operating expenses on a per rig day basis remained relatively flat during each period in 2004 and 2003.

Turnkey Operations

     The increase in turnkey operating margin was partially due to an increase of 240 rig days worked, or 36% in the first quarter of 2004 compared to the first quarter of 2003. The increase in the number of rig days worked under turnkey contracts resulted in an increase in contract drilling revenue and drilling operating expenses. Operating margin, contract drilling revenue and drilling operating expenses on a per rig day basis varied from 2003 due to the differences in the complexity and success of the wells drilled.

Other

     Depreciation expense increased by $681,000, or 6%, to $13.0 million for the three months ended March 31, 2004, compared to $12.3 million for the three months ended March 31, 2003. Depreciation expense is higher due to capital expenditures during the 2003 and 2004.

     Interest expense increased slightly in 2004 from 2003 due to the $2.5 million redemption premium on the 8 7/8% Senior Notes. This redemption premium was included after the funds to redeem the remaining balance on the 8 7/8% Senior Notes were irrevocably deposited with the trustee. Interest expense in 2004 would have been lower excluding this redemption premium due to lower interest rates as the result of the partial redemption of our 8 7/8% Notes on July 1, 2003 and the issuance of $150.0 million aggregate principal amount of the 3.75% Notes on May 7, 2003.

     Our income tax benefit decreased by $1.5 million to $3.0 million for the three months ended March 31, 2004 from $4.5 million for the same period in 2003. The decrease is due to the level of losses and is also affected by the annual amortization of $2.8 million in permanent differences related to differences between the financial accounting and tax basis of acquired assets. The permanent difference will be reduced as these assets are depreciated for financial accounting purposes on a straight-line basis over their remaining useful lives of approximately nine years. As the amortization of these permanent differences is a fixed amount, our book effective tax rate varies widely based upon the current and projected levels of income or loss.

Item 3. Quantitative and qualitative disclosure about market risk

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the Floating Rate Notes and the CIT Facility. The Floating Rate Notes bear interest at a per annum rate which equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. We had $100.0 million of the Floating Rate Notes outstanding at March 31, 2004 and the interest rate was 1.06% at that date. A 1% change in the interest rate on the Floating Rate Notes would change our interest expense by $1.0 million on an annual basis. However, the annual interest on the Floating Rate Notes will never be below zero or more than 6.00%, which could yield interest ranging from zero to $6.0 million on an annual basis. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. We currently have no outstanding balance under the CIT Facility and as such have no exposure under this facility at this time to a change in interest rates.

Item 4. Controls and Procedures

     As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are involved in litigation incidental to the conduct of our business, none of which management believes is, individually or in the aggregate, material to our consolidated financial condition or results of operations. See Note 6 – Contingencies in Notes to Consolidated Financial Statements.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:

•	business strategy;

•	demand for our services;

•	2004 rig activity and financial results;

•	rigs expected to be engaged in turnkey and footage operations;

•	reactivation and cost of reactivation of non-marketed rigs;

•	projected dayrates and operating margins per rig day;

•	projected interest expense;

•	projected tax benefit rate;

•	wage rates and retention of employees;

•	sufficiency of our capital resources and liquidity; and

•	depreciation and capital expenditures in 2004.

     Although we believe the forward-looking statements are reasonable, we cannot assure you that these statements will prove to be correct. We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate when the statements are made. Important factors that could cause actual results to differ materially from our expectations include:

•	fluctuations in prices and demand for oil and natural gas;

•	fluctuations in levels of oil and natural gas exploration and development activities;

•	fluctuations in demand for contract land drilling services;

•	fluctuations in interest rates;

•	the existence and competitive responses of our competitors;

•	uninsured or underinsured casualty losses;

•	technological changes and developments in the industry;

•	the existence of operating risks inherent in the contract land drilling industry;

•	U.S. and global economic conditions;

•	the availability and terms of insurance coverage;

•	the ability to attract and retain qualified personnel;

•	unforeseen operating costs such as cost for environmental remediation and turnkey cost overruns; and

•	weather conditions.

     Our forward-looking statements speak only as of the date specified in such statements or, if no date is stated, as of the date of this report. Grey Wolf, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or with regard to any change in events, conditions or circumstances on which our forward-looking statements are based. Please refer to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 9, 2004 for additional information concerning risk factors that could cause actual results to differ from the forward-looking statements.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Agreement and Plan of Merger among Grey Wolf, Inc., Grey Wolf Drilling Company, L.P., Grey Wolf Holdings Company, and New Patriot Drilling Corp (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 7, 2004).

4.1	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes due 2024 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York banking corporation, as Trustee.

4.2	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024.

4.3	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee.

10.1	Third Amendment to Loan Agreement as of May 1, 2003, by and among Grey Wolf Drilling Company L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders).

10.2	Fourth Amendment to Loan Agreement as of March 31, 2004, by and among Grey Wolf Drilling Company L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

(b)	Reports on Form 8-K

1.	We furnished a Report on Form 8-K under Item 12 with the Securities and Exchange Commission on February 2, 2004 with regard to our press release announcing operating results for the quarter and year ended December 31, 2003.

2.	We filed a Report on Form 8-K under Item 5 with the Securities and Exchange Commission on March 8, 2004 with regard to our press release announcing the signing of a merger agreement to acquire New Patriot Drilling Corp.

3.	We filed a Report on Form 8-K under Item 5 with the Securities and Exchange Commission on March 25, 2004 with regard to our press release, pursuant to Rule 135c under the Securities Act of 1933, announcing the private offering of $100.0 million aggregate principal amount of floating rate contingent convertible senior notes due 2024 in a private offering.

4.	We filed a Report on Form 8-K under Item 5 with the Securities and Exchange Commission on March 31, 2004 with regard to our press release, pursuant to Rule 135c under the Securities Act of 1933, announcing the closing of our previously announced private offering of $100.0 million aggregate principal amount of floating rate contingent convertible senior notes due 2024.

5.	We filed a Report on Form 8-K under Item 5 with the Securities and Exchange Commission on April 7, 2004 with regard to our press release announcing the closing of the previously announced acquisition of New Patriot Drilling Corp.

6.	We filed a Report on Form 8-K under Item 5 with the Securities and Exchange Commission on April 22, 2004 with regard to our press release, pursuant to Rule 135c under the Securities Act of 1933, announcing that one of the initial purchasers in our previously announced private offering of 100.0 million aggregate principal amount of floating rate contingent convertible senior notes due 2024 has exercised its full option to purchase an additional $25.0 million aggregate principal amount of the notes.

7.	We furnished a Report on Form 8-K under Item 12 with the Securities and Exchange Commission on April 27, 2004 with regard to our press release announcing operating results for the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREY WOLF, INC.
Date: May 5, 2004	By:	/s/ David W. Wehlmann
David W. Wehlmann Executive Vice President and
Chief Financial Officer

Date: May 5, 2004	By:	/s/ Merrie S. Costley
Merrie S. Costley
Vice President and Controller

EXHIBIT INDEX

Exhibits

2.1	Agreement and Plan of Merger among Grey Wolf, Inc., Grey Wolf Drilling Company, L.P., Grey Wolf Holdings Company, and New Patriot Drilling Corp (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 7, 2004).

4.1	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes due 2024 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee.

4.2	Registration Rights Agreement as of March 31, 2004 by and between the Company and American Stock Transfer and Trust Company as Rights Agent.

4.3	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee.

10.1	Third Amendment to Loan Agreement as of May 1, 2003, by and among Grey Wolf Drilling Company L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders).

10.2	Fourth Amendment to Loan Agreement as of March 31, 2004, by and among Grey Wolf Drilling Company L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.