Form 10-K/A
period 2003-12-31
GREY WOLF INC
filed 2004-08-09
CIK 320186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-8226

GREY WOLF, INC.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-2144774 (I.R.S. Employer Identification Number)

10370 Richmond Avenue, Suite 600 Houston, Texas (Address of principal executive offices)	77042 (Zip Code)

Registrant’s telephone number, including area code: 713-435-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $0.10 Rights to Purchase Junior Participating Preferred Stock, Par Value $1.00	American Stock Exchange American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     At February 10, 2004, 181,437,431 shares of the Registrant’s common stock were outstanding. The aggregate market value of the Registrant’s voting stock held by non-affiliates (based upon the closing price on the American Stock Exchange on February 10, 2004 of $4.25) was approximately $718.6 million.

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☑ No ☐.

     The following documents have been incorporated by reference into the Parts of this Report indicated: Certain sections of the Registrant’s definitive proxy statement for the Registrant’s 2004 Annual Meeting of shareholders which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the Registrant’s fiscal year ended December 31, 2003, are incorporated by reference into Part III hereof.

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

Business Strategy

     Within the framework of a very cyclical industry, our strategy is to maximize shareholder value during each phase of an industry cycle. To achieve that strategy, we seek to enter each phase of our industry’s cycles in a stronger position by:

•	delivering quality, value-added service to our customers;

•	maintaining a leading position in certain markets where we operate;

•	responding to market conditions by balancing dayrates we receive on our rigs with the number of rigs we market;

•	maintaining a high level of utilization for our marketed rigs;

•	enhancing cash flow through our turnkey and trucking operations and use of our top drives;

•	controlling costs and exercising capital spending discipline;

•	maintaining a premium fleet of equipment with a bias toward deep drilling for natural gas;

•	using term contracts to provide sufficient cash flow to cover incremental capital expenditures for refurbishments on rigs under term contracts;

•	using term contracts to mitigate the cyclical nature of dayrates;

•	searching for new market opportunities where we believe our quality fleet of rigs would be able to generate attractive returns; and

•	searching for potential acquisition candidates that we believe would be accretive.

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

     Finally, a general lack of deep drilling has become evident in this up cycle, leaving high horsepower premium rigs idle or under utilized. The number of wells drilled by the top 15 operators to depths greater than 10,000 feet has declined approximately 30% from the peak in 2001 to the present. Also, today there are approximately 50 fewer rigs drilling wells to target depths of 15,000 feet or deeper than were drilling at the peak of the last up cycle. This failure of the deep drilling segment of the market to rebound as quickly as in the past is reflected not only in the number of rigs working but also in lower average dayrates. Rigs drilling deeper wells typically command higher dayrates.

     We believe we are in a solid position to benefit from an increase in drilling activity which we believe could develop in 2004. We continue to maintain our premium fleet of equipment and retain our experienced personnel which are essential to providing quality service to our customers and returning our rigs to work when market conditions improve.

     During each quarter in 2003, we averaged between 59 and 62 rigs working and have averaged 63 rigs working in the first quarter of 2004 through February 10, 2004. We have, however, seen an increase in the amount of future work for our rigs currently operating as well as an increase in the dayrates we are currently bidding for our rigs. This future work is in the form of signed contracts and non-binding oral commitments from our customers.

Operations

     At February 10, 2004, we had a rig fleet of 117 rigs, 80 of which were marketed, 22 cold-stacked and 15 held for future refurbishment. Cold-stacked rigs are rigs that are stacked without crews, are not currently being marketed and do not require substantial investment to be returned to service. At February 10, 2004, we estimated that our cold-stacked rigs could be returned to service for an aggregate of approximately $2.5 million to $3.0 million. We currently conduct our operations in the following domestic drilling markets:

•	Ark-La-Tex;

•	Gulf Coast;

•	Mississippi/Alabama;

•	South Texas;

•	Rocky Mountain; and

•	West Texas.

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

     Ark-La-Tex Division. Our Ark-La-Tex division provides drilling services primarily in Northeast Texas, Northern Louisiana and Southern Arkansas, and the Mississippi/Alabama market. At February 10, 2004, we had 19 marketed rigs in this division which consisted of 11 diesel electric rigs and eight mechanical rigs. Our Ark-La-Tex division also operates a fleet of trucks which is used exclusively to move our rigs. The Ark-La-Tex division also manages the operations of our Rocky Mountain and West Texas districts.

     We had an average of 14 rigs working in our Ark-La-Tex division during 2003. Daywork contracts generated approximately 84% of our revenues, while turnkey and footage contracts generated the remaining 16% of our revenues. The average revenue per rig day worked by the division during 2003 was $10,438.

     Gulf Coast Division. Our Gulf Coast division provides drilling services in Southern Louisiana and along the upper Texas Gulf Coast. At February 10, 2004, we had 21 marketed rigs in this division which consist of 18 diesel electric rigs and three mechanical rigs.

     We had an average of 18 rigs working in our Gulf Coast division during 2003. Daywork contracts generated approximately 40% of our revenues, while turnkey and footage contracts generated the remaining 60% of our revenues. The average revenue per rig day worked by the division during 2003 was $16,002.

     South Texas Division. At February 10, 2004, we had 30 marketed rigs in this division. The marketed rigs consisted of 15 diesel electric rigs, ten trailer-mounted rigs, one of which was diesel electric, and five mechanical rigs. The South Texas division also operates a fleet of trucks which is used exclusively to move our rigs.

     We had an average of 22 rigs working in our South Texas division during 2003. Daywork contracts generated approximately 63% of our revenues and, while turnkey and footage contracts generated the remaining 37% of our revenues. The average revenue per rig day worked by the division during 2003 was $12,241.

     Rocky Mountain District. Our Rocky Mountain district provides drilling services in the market area which consists of Wyoming, Colorado, northwest Utah and northern New Mexico. We began operations in the Rocky Mountain market in June 2001 and at February 10, 2004, had four marketed rigs in this district. Two of these rigs were 3,000 horsepower or larger diesel electric rigs while the other two rigs were diesel electric 1,500 horsepower rigs. Daywork contracts generated 100% of the revenue and contract drilling operating expenses in this market area and the average revenue per rig day worked in the district during 2003 was $13,206. We had three rigs working in this district at February 10, 2004. We continue to look for opportunities to expand our market presence in this area.

     West Texas District. Our West Texas district provides drilling services in West Texas and Southeast New Mexico. We began operations in West Texas in October 2001. Since that time, we have increased the number of marketed rigs in this district to six diesel electric rigs at February 10, 2004. During 2003, we averaged five rigs working under daywork contracts, with an average revenue per rig day worked of $9,856.

Cold Stacked Rigs and Rigs Held for Refurbishment

     At February 10, 2004, we had the ability to return all 22 then cold-stacked rigs to work at an estimated aggregate cost of $2.5 million to $3.0 million, which would have brought our marketed fleet to 102 rigs at that date. In addition, at February 10, 2004, we had 15 rigs held for future refurbishment that could be returned to service for an average of approximately $5.0 million per rig, excluding drill pipe and drill collars. The actual number of rigs reactivated in 2004, if any, and in the future will depend upon many factors, including our estimation of existing and anticipated demand and dayrates, our success in bidding for domestic contracts, including term contracts, and the timing of the reactivations. The actual cost of reactivating these rigs would also depend upon the specific customer requirements and to the extent that we choose to upgrade these rigs.

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

     We sometimes enter into term contracts to provide drilling services on a daywork basis. Typically, the length of our term contracts have ranged from six months to two years. They have usually included a per rig day termination rate approximately equal to the dayrate under the contract less estimated contract drilling operating expenses. We seek term contracts with our customers when we believe that those contracts may mitigate the financial impact to us of a decline in dayrates during the period in which the term contract is in effect. During late 2001 and 2002, the use of term contracts enabled us to maintain dayrates that proved to be higher than was attainable during 2002 and 2003. We also have used term contracts to contractually assure that we receive sufficient cash flow to recover the costs of improvements we make to the rigs under the term contract, particularly when those improvements are requested by the customer.

     Turnkey Contracts. Under a turnkey contract, we contract to drill a well to an agreed upon depth under specified conditions for a fixed price, regardless of the time required or the problems encountered in drilling the well. We provide technical expertise and engineering services, as well as most of the materials required for the well, and are compensated when the contract terms have been satisfied. Turnkey contracts afford an opportunity to earn a greater financial result than would normally be available on daywork or footage contracts if the contract can be completed without complications.

     The risks to us under a turnkey contract are substantially greater than on a daywork basis because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors’ services, supplies, cost escalation and personnel. We employ or contract for engineering expertise to analyze seismic, geologic and drilling data to identify and reduce many of the drilling risks assumed by us. We use the results of this analysis to evaluate the risks of a proposed contract and seek to account for such risks in our bid preparation. We believe that our operating experience, qualified drilling personnel, risk management program, internal engineering expertise and access to proficient third party engineering contractors have allowed us to reduce the risks inherent in turnkey drilling operations. We also maintain insurance coverage against some but not all drilling hazards.

     Footage Contracts. Under footage contracts, we are paid a fixed amount for each foot drilled, regardless of the time required or certain problems encountered in drilling the well. We typically pay more of the out-of-pocket costs associated with footage contracts than under daywork contracts. Similar to a turnkey contract, the risks to us on a footage contract are greater than under a daywork contract because we assume some of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, and risks associated with subcontractors’ services, supplies, cost escalation and personnel. Generally, the overall risk we assume is not as great as under turnkey contracts. As with turnkey contracts, we manage additional risk through the use of engineering expertise and bid the footage contracts accordingly. We also maintain insurance coverage against certain drilling hazards.

Customers and Marketing

     Our contract drilling customers include independent producers and major oil and gas companies. In 2003, 35% of our revenue came from major oil and gas companies and large independent producers, while the remaining 65% came from other independents. For the year ended December 31, 2003, no individual customer accounted for more than 10% of our revenues. We primarily market our drilling rigs on a regional basis through employee sales representatives. These sales representatives utilize personal contacts and industry periodicals and publications to determine which operators are planning to drill oil and natural gas wells in the immediate future. Once we have been placed on the “bid list” for an operator, we will typically be given the opportunity to bid on all future wells for that operator in the area.

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

Insurance

     Our operations are subject to the many hazards inherent in the drilling business, including, for example, blowouts, cratering, fires, explosions and adverse weather. These hazards could cause personal injury, death, suspend drilling operations or seriously damage or destroy the equipment involved and could cause substantial damage to producing formations and surrounding areas. Damage to the environment could also result from our operations, particularly through oil spillage and extensive, uncontrolled fires. As a protection against operating hazards, we maintain insurance coverage, including comprehensive general liability, workers’ compensation insurance, property casualty insurance on our rigs and drilling equipment, and “control of well” insurance. In addition, we have commercial excess liability insurance, to cover general liability, auto liability and workers’ compensation claims which are higher than the maximum coverage provided under those policies. The table below and the discussion that follows highlights these coverages as of February 10, 2004.

			Deductible/
	Limit	Aggregate	Self-Insured Retention
Coverage	per Occurrence	Limit	per Occurrence
Workers’ compensation/ Employer liability	Statutory(1)/$1.0 million	None	$350,000
Automobile liability	$1.0 million	None	$350,000
Commercial general liability	$1.0 million	$2.0 million	$250,000
Commercial excess liability	$10.0 million	$10.0 million	Underlying insurance
Commercial excess liability	$65.0 million	$65.0 million	Underlying insurance

(1)	Workers’ compensation policy limits vary depending on the laws of the particular states in which we operate.

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

     We also maintain insurance coverage to protect against certain hazards inherent in our turnkey and footage contract drilling operations. This insurance covers “control of well” (including blowouts above and below the surface), cratering, seepage and pollution and care, custody and control. Our insurance provided $3.0 million coverage per occurrence for care, custody and control, and coverage per occurrence for control of well, cratering, seepage and pollution associated with drilling operations of either $10.0 million or $20.0 million, depending upon the area in which the well is drilled and its target depth. Each form of coverage provides for a deductible that we must meet, as well as a maximum limit of liability. Each casualty is an occurrence, and there may be more than one such occurrence on a well, each of which would be subject to a separate deductible.

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

Environmental Regulations

     Our operations are subject to stringent federal, state and local laws and regulations governing protection of the environment. These laws and regulations may require acquisition of permits before drilling commences and may restrict the types, quantities and concentrations of various substances that can be released into the environment. Planning and implementation of protective measures are required to prevent accidental discharges. Spills of oil, natural gas liquids, drilling fluids, and other substances may subject us to penalties and cleanup requirements. Handling, storage and disposal of both hazardous and non-hazardous wastes are subject to regulatory requirements.

     The federal Clean Water Act, as amended by the Oil Pollution Act, the federal Clean Air Act, the federal Resource Conservation and Recovery Act, and their state counterparts, are the primary vehicles for imposition of such requirements and for civil, criminal and administrative penalties and other sanctions for violation of their requirements. In addition, the federal Comprehensive Environmental Response Compensation and Liability Act and similar state statutes impose strict liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered responsible for the release of hazardous substances into the environment. Such liability, which may be imposed for the conduct of others and for conditions others have caused, includes the cost of remedial action as well as damages to natural resources.

     Environmental laws and regulations are complex and subject to frequent change that may result in more stringent and costly requirements. Compliance with applicable requirements has not, to date, had a material affect on the cost of our operations, earnings or competitive position. However, compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements, or the discovery of contamination may cause us to incur additional costs or subject us to liabilities that may have a material adverse effect on our results of operations and financial condition.

     Our business depends on the demand for services from the oil and gas exploration and development industry, and therefore our business can be affected by political developments and changes in laws and regulations that control or curtail drilling for oil and gas for economic, environmental or other policy reasons.

Certain Risks

     Below we describe the risks and uncertainties that we believe were material to our business as of February 10, 2004.

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

     As a supplier of land drilling services, our business depends on the level of drilling activity by oil and gas exploration and production companies operating in the geographic markets where we operate. The number of wells they choose to drill is strongly influenced by past trends in oil and natural gas prices, current prices and their outlook for future prices. Low oil and natural gas prices, or the perception among oil and gas companies that prices are likely to decline, can materially and adversely affect us in many ways, including:

•	our revenues, cash flows and earnings;

•	the fair market value of our rig fleet, which in turn could trigger a writedown of the carrying value of these assets for accounting purposes;

•	our ability to maintain or increase our borrowing capacity;

•	our ability to obtain additional capital to finance our business and make acquisitions, and the cost of that capital; and

•	our ability to retain skilled rig personnel who we would need in the event of an increase in the demand for our services.

     Depending on the market prices of oil and natural gas, oil and gas exploration and production companies may cancel or curtail their drilling programs, thereby reducing demand for our services. Even during periods when prices for oil and natural gas are high, companies exploring for oil and natural gas may cancel or curtail their drilling programs for a variety of other reasons beyond our control. Any reduction in the demand for drilling services may materially erode dayrates, the prices we receive for our turnkey drilling services and the utilization rates for our rigs, any of which could adversely affect our financial results. Oil and natural gas prices have been volatile historically and, we believe, will continue to be so in the future. Many factors beyond our control affect oil and natural gas prices, including:

•	weather conditions in the United States and elsewhere;

•	economic conditions in the United States and elsewhere;

•	actions by OPEC, the Organization of Petroleum Exporting Countries;

•	political instability in the Middle East, Venezuela and other major producing regions;

•	governmental regulations, both domestic and foreign;

•	the pace adopted by foreign governments for exploration of their national reserves; and

•	the overall supply and demand for oil and natural gas.

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

     The contract drilling business is highly competitive with numerous industry participants. The drilling contracts we compete for are usually awarded on the basis of competitive bids. We believe pricing and rig availability are the primary factors considered by our potential customers in determining which drilling contractor to select. We believe other factors are also important. Among those factors are:

•	the type and condition of drilling rigs;

•	the quality of service and experience of rig crews;

•	the safety record of the company and the particular drilling rig;

•	the offering of ancillary services; and

•	the ability to provide drilling equipment adaptable to, and personnel familiar with, new technologies and drilling techniques.

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

We face competition from competitors with greater resources.

     Some of our competitors have greater financial and human resources than do we. Their greater capabilities in these areas may enable them to:

•	better withstand industry downturns;

•	compete more effectively on the basis of price and technology;

•	retain skilled rig personnel; and

•	build new rigs or acquire and refurbish existing rigs to be able to place rigs into service more quickly than we can.

Our drilling operations involve operating hazards which if not adequately insured or indemnified against could adversely affect our results of operations and financial condition.

     Our operations are subject to the usual hazards inherent in the land drilling business including the risks of:

•	blowouts;

•	reservoir damage;

•	cratering;

•	fires, pollution and explosions;

•	collapse of the borehole;

•	lost or stuck drill strings; and

•	damage or loss from natural disasters.

     If these drilling hazards occur they can produce substantial liabilities to us which include:

•	suspension of drilling operations;

•	damage to the environment;

•	damage to, or destruction of, our property and equipment and that of others;

•	personal injury and loss of life; and

•	damage to producing or potentially productive oil and natural gas formations through which we drill.

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

     As part of our business strategy, we plan to consider acquisitions of, or significant investments in, businesses and assets that are complementary to ours. Any acquisition that we complete could have a material adverse affect on our operating results and/or the price of our securities. Acquisitions involve numerous risks, including:

•	unanticipated costs and liabilities;

•	difficulty of integrating the operations and assets of the acquired business;

•	our ability to properly access and maintain an effective internal control environment over an acquired company, in order to comply with the recently adopted and pending public reporting requirements;

•	potential loss of key employees and customers of the acquired companies; and

•	an increase in our expenses and working capital requirements.

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

•	environmental quality;

•	pollution control; and

•	remediation of environmental contamination.

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

     We have a history of losses with only two profitable years since 1991. In 1997, we had net income of $10.2 million, and in 2001 we had net income of $68.5 million. Our ability to achieve profitability in the future will depend on many factors, but primarily on the number of days our rigs work during any period and the rates we charge our customers for them during that period. In the years in which we incurred losses, those losses were primarily due to the fact that the number of days our rigs worked and the rates we were able to charge customers for the days worked generated insufficient revenue to cover our expenses in those years. In some years, we have also incurred charges for impairment of our drilling equipment assets that contributed to our losses in a year. This was the case in 2002, when we incurred a $3.5 million asset impairment charge and reported a loss of $21.5 million for the year.

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

     The indentures under which we issued our 8 7/8% Senior Notes due 2007 and 8 7/8% Senior Notes due 2007, Series B (together, the “8 7/8% Notes”) contain restrictions on our ability and the ability of certain of our subsidiaries to engage in certain types of transactions. These restrictive covenants may adversely affect our ability to pursue business acquisitions. These include covenants which may prohibit or limit our ability to:

•	incur additional indebtedness;

•	pay dividends or make other restricted payments;

•	repurchase our equity securities;

•	sell material assets;

•	grant or permit liens to exist on our assets;

•	enter into sale and lease-back transactions;

•	make certain investments;

•	enter into transactions with related persons; and

•	engage in lines of business unrelated to our core land drilling business.

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

     Our credit facility contains default terms that effectively cross default with any of our other debt agreements, including the indentures for our 8 7/8% Notes and our 3.75% Contingent Convertible Notes due May 2023 (the “3.75% Notes”). Thus, if we breach the covenants in the indentures for our 8 7/8% Notes, it could cause our default under our 8 7/8% Notes, our credit facility and, possibly, other then outstanding debt obligations owed by us. If the indebtedness under our credit facility or other indebtedness owed by us is more than $10.0 million and is not paid when due, or is accelerated by the holders of the debt, then an event of default under the indentures covering our 8 7/8% Notes would occur. If circumstances arise in which we are in default under our various credit agreements, our cash and other assets may be insufficient to repay our indebtedness.

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

     Our substantial indebtedness could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

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

     Substantially all of our assets and the assets of our subsidiaries, including our drilling equipment and the equity interest in our subsidiaries, are pledged as collateral under our credit facility. Our credit facility is also secured by our guarantee and the guarantees of our subsidiaries. The 3.75% Notes and the 8 7/8% Notes are, and any senior indebtedness we incur will be, effectively subordinated to all of our and our subsidiaries’ existing and future secured indebtedness, including any future indebtedness incurred under our credit facility. As of February 10, 2004, we had the ability to borrow approximately $58.6 million under our credit facility (after reductions for undrawn outstanding standby letters of credit of $16.4 million). In addition, the 3.75% Notes and the 8 7/8% Notes are effectively subordinated to the claims of all of the creditors, including trade creditors and tort claimants, of our subsidiaries.

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

Our reported earnings per share may be more volatile because of the conversion contingency provision of the 3.75% Notes.

     Holders of the 3.75% Notes may convert such notes prior to the maturity date into shares of our common stock in the following circumstances:

•	during any calendar quarter, if the closing sale price per share of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs, is more than 110% of the conversion price per share ($7.10 per share) on that 30th trading day;

•	if we have called the 3.75% Notes for redemption;

•	during any period that the credit ratings assigned to the 3.75% Notes by both Moody’s Investors Service (“Moody’s”) and Standard & Poors Ratings Group (“S&P”) are reduced below B1 and B+, respectively;

•	if neither Moody’s nor S&P is rating the 3.75% Notes;

•	during the five trading day period immediately following any nine consecutive trading day period in which the average trading price per $1,000 principal amount of the 3.75% Notes for each day of such period was less than 95% of the product of the closing sale price per share of our common stock on that day multiplied by the number of shares of our common stock issuable upon conversion of $1,000 principal amount of the 3.75% Notes; or

•	upon the occurrence of specified corporate transactions, including a change in control.

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

Investors in our common stock should not expect to receive dividend income, and will be dependent on the appreciation of our common stock to earn a return on their investment.

     The decision to pay a dividend on our common stock rests with our board of directors and will depend on our earnings, available cash, capital requirements and financial condition. We have never declared a cash dividend on our common stock and do not expect to pay cash dividends on our common stock for the foreseeable future. We expect that all cash flow generated from our operations in the foreseeable future will be retained and used to develop or expand our business, pay debt service and reduce outstanding indebtedness. Furthermore, the terms of our credit facility prohibit the payment of dividends without the prior written consent of the lenders. Investors will likely have to depend on sales of our common stock at appreciated prices, which we cannot assure, in order to achieve a positive return on their investment in our common stock.

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

     Our articles of incorporation, bylaws, securities and credit agreement contain certain provisions that may delay or prevent entirely a change of control transaction not supported by our board of directors, or any transaction which may have that general effect. These provisions include:

•	classification of our board of directors into three classes, with each class serving a staggered three year term;

•	giving our board of directors the exclusive authority to adopt, amend or repeal our bylaws and thus prohibiting shareholders from doing so;

•	requiring our shareholders to give advance notice of their intent to submit a proposal at the annual meeting; and

•	limiting the ability of our shareholders to call a special meeting and act by written consent.

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

Forward-Looking Statements

     This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:

•	business strategy;

•	demand for our services;

•	2004 rig activity and financial results;

•	reactivation and cost of reactivation of non-marketed rigs;

•	projected dayrates;

•	rigs expected to be engaged in turnkey and footage operations;

•	projected tax benefit rate;

•	wage rates and retention of employees;

•	sufficiency of our capital resources and liquidity; and

•	depreciation and capital expenditures in 2004.

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

     Our rig fleet consists of several rig types to meet the demands of our customers in each of the markets we serve. Our rig fleet consists of two basic types of drilling rigs, mechanical and diesel electric. Mechanical rigs transmit power generated by a diesel engine directly to an operation (for example the drawworks or mud pumps on a rig) through a compound consisting of chains, gears and hydraulic clutches. Diesel electric rigs are further broken down into two subcategories, direct current rigs and Silicon Controlled Rectifier (“SCR”) rigs. Direct current rigs transmit the power generated by a diesel engine to a direct current generator. This direct current electrical system then distributes the electricity generated to direct current motors on the drawworks and mud pumps. An SCR rig’s diesel engines drive alternating current generators and this alternating current can be transmitted to use for rig lighting and rig quarters or converted to direct current to drive the direct current motors on the rig. As of February 10, 2004, we owned nine direct current diesel electric rigs and 52 SCR diesel electric rigs.

     We also owned, at February 10, 2004, 17 mechanical rigs and one diesel electric rig that are trailer-mounted for greater mobility. We believe that trailer-mounted rigs and 1,500 to 2,000 horsepower diesel electric rigs are in highest demand in the South Texas market. Trailer-mounted rigs are more mobile than conventional rigs, thus decreasing the time and expense to the customer of moving the rig to and from the drill site. Under ordinary conditions, trailer-mounted rigs are capable of drilling an average of two 10,000 foot wells per month.

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

     We generally deploy our rig fleet among our divisions and districts based on the types of rigs preferred by our customers for drilling in the geographic markets served by our divisions and districts. The following table summarizes the rigs we own as of February 10, 2004:

	Maximum Rated Depth Capacity (1)
	Under	10,000'	15,000'	20,000'
	10,000'	to 14,999'	to 19,999'	and Deeper	Total
Marketed
Ark-La-Tex
Diesel Electric	—	1	5	5	11
Trailer-Mounted	—	1	—	—	1
Mechanical	—	2	3	2	7
Gulf Coast
Diesel Electric	—	—	1	17	18
Mechanical	—	1	2	—	3
South Texas
Diesel Electric	—	1	6	8	15
Trailer-Mounted	—	9	—	1	10	(2)
Mechanical	—	4	—	1	5
Rocky Mountain
Diesel Electric	—	—	—	4	4
West Texas
Diesel Electric	—	—	2	4	6

Total Marketed	—	19	19	42	80
Non-marketed
Diesel Electric	—	—	—	7	7
Trailer-Mounted	1	6	—	—	7
Mechanical	1	11	8	3	23

Total Non-Marketed	2	17	8	10	37

Total Rig Fleet	2	36	27	52	117

(1)	The actual drilling capacity of a rig may be less than its rated capacity due to numerous factors, such as the length of the drill string and casing size. The intended well depth and the drill site conditions determine the length of the drill string and other equipment needed to drill a well.

(2)	Includes one diesel electric rig.

Facilities

     The following table summarizes our significant real estate:

Location	Interest	Uses
Houston, Texas	Leased	Corporate Office
Alice, Texas	Owned	Division Office, Rig Yard, Truck Yard
Eunice, Louisiana	Owned	Division Office, Rig Yard
Haughton, Louisiana	Owned	Rig Yard
Shreveport, Louisiana	Leased	Division Office
Shreveport, Louisiana	Owned	Rig Yard, Truck Yard
Casper, Wyoming	Leased	District Office, Rig Yard
Midland, Texas	Leased	District Office

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Data

     Our common stock is listed and traded on the American Stock Exchange (“AMEX”) under the symbol “GW.” As of February 13, 2004, we had 976 shareholders of record. The following table sets forth the high and low closing prices of our common stock on the AMEX for the periods indicated:

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

     On February 10, 2004, the last reported sales price of our common stock on the AMEX was $4.25 per share.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Amounts in thousands, except per share amounts)
Revenues (1)	$285,974	$250,260	$433,739	$276,758	$148,465
Net income (loss)	(30,200)	(21,476)	68,453	(8,523)	(41,262)
Net income (loss) per common share- basic and diluted	(0.17)	(0.12)	0.38	(0.05)	(0.25)
Total assets (1)	529,078	590,623	625,471	512,370	453,852
Senior and contingent convertible notes & other long-term debt	234,898	249,613	250,695	249,851	249,962

(1)	Presentation revised to give effect to reclassification of certain items to conform to the presentation in 2002 and 2003 (see Note 1 to consolidated financial statements).

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements included elsewhere herein. All significant intercompany transactions have been eliminated.

Overview

     We are a leading provider of contract land drilling services in the United States with a fleet, at February 10, 2004, of 117 rigs, of which 80 rigs were marketed. Our customers include independent producers and major oil and gas companies. We conduct all of our operations through our subsidiaries in the Ark-La-Tex, Gulf Coast, Mississippi/Alabama, South Texas, West Texas and Rocky Mountain drilling markets. Our drilling contracts generally provide compensation on a daywork, turnkey or footage basis (see Item 1. Business).

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

	2002					2003					2004
Domestic
Land Rig					Full					Full	Q-1 to
Count	Q-1	Q-2	Q-3	Q-4	Year	Q-1	Q-2	Q-3	Q-4	Year	2/10

Baker Hughes	679	683	722	723	695	773	903	964	988	880	995
Grey Wolf	56	54	55	54	55	59	60	62	62	61	63

Drilling Contract Bid Rates

     Daywork dayrates are generally driven by the number of rigs working, or utilization. Our daywork bid rates ranged between $7,000 and $8,500 per rig day during the fourth quarter of 2002. However, as the land rig count increased, our bid rates rose to between $8,000 and $9,500 per rig day, as of February 10, 2004. All bid rates exclude fuel and top drives. We believe that the drilling contract dayrates have been affected by an increase in the number of rigs available, as well as by the focus by our competitors on market share rather than higher dayrates.

     In addition to our fleet of drilling rigs, we owned, at February 10, 2004, 15 top drives for which our bid rates ranged from $1,500 to $2,000 per day, at that date. Bid rates for our top drives are in addition to the above stated bid rates for our rigs.

Turnkey and Footage Contract Activity

     Turnkey and footage work continues to be an important part of our business and operating strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher revenues and EBITDA (earnings before interest, taxes, depreciation and amortization) per rig day worked than under daywork contracts. However, we are typically required to bear additional operating costs (such as drill bits) that would otherwise be paid by the customer under daywork contracts. In 2003, our turnkey and footage EBITDA per rig day was $5,707compared to a daywork EBITDA per rig day of $593, and our turnkey and footage revenue was $31,087 per rig day compared to $9,562 per rig day for daywork. For the year ended December 31,

2003, turnkey and footage work represented 16% of total rig days worked compared to 9% of total rig days worked in 2002. A “rig day” is defined as a twenty-four hour period in which a rig is under contract and should be earning revenue.

     The revenue and drilling operating expenses generated on turnkey and footage contracts vary widely based upon a number of factors, including the location of the contracted work as well as the depth and level of complexity of the wells drilled. The demand for drilling services under turnkey and footage contracts has historically been greater during periods of overall lower demand. While demand has been somewhat higher as evidenced by the increase in rig count, the demand for turnkey services has not declined. We believe this is due in large part to current daywork rates which have increased only slightly despite the increase in rig count.

Fourth Quarter Financial Results

     The fourth quarter of 2003 exceeded our previous guidance for the quarter. Our previous guidance for the fourth quarter was a loss per share of $0.03 on a diluted basis based upon an average of 66 rigs running. Actual average rigs running in the fourth quarter of 2003 was 61 and our earnings per share on a diluted basis for the quarter ended December 31, 2003, was $0.00. The fourth quarter also included $3.1 million from the sale of a claim in bankruptcy, against a bankrupt customer, for revenues related to the early termination of a long-term contract. The early termination revenue was not recognized previously as the company did not believe it was realizable due to the customers payment status at the time of the early termination and subsequent bankruptcy filing.

     In addition to the sale of the claim noted above, we exceeded our previous guidance primarily due to a record quarter from our turnkey business. We averaged 12 rigs working on turnkey contracts during the fourth quarter, representing 20% of the total rig days and 43% of our revenue compared to 12% of the total rig days and 28% of our revenue for the same period in the prior year. We believe that turnkey work will remain strong in the first quarter of 2004, however, we are not expecting a repeat of the performance in the fourth quarter.

First Quarter 2004 Outlook

     At February 10, 2003, we expected that for the first quarter we would have an average of 66 rigs running and net loss per share of approximately $0.02 on a diluted basis, projecting an annual tax benefit rate of approximately 37%. That projection was based upon anticipated levels of activity and dayrates. We expect depreciation expense of approximately $12.9 million and interest expense of approximately $3.7 million in the first quarter of 2004. Capital expenditures for 2004 are currently projected to be $27.0 million to $30.0 million subject to the actual level of rig activity. These projections are forward-looking statements and while we believe our estimates are reasonable, we can give no assurance that such expectations or the assumptions that underlie such assumptions will prove to be correct. We expect to average between eight and 11 rigs working under turnkey and footage contracts during the first quarter of 2004; however, there can be no assurance that we will be able to maintain the current level of activity or financial results derived from turnkey and footage contracts. See Item 1. Business-Forward-Looking Statements for important factors that could cause actual results to be differ materially from our expectations.

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

     Property and Equipment. Property and equipment, including betterments and improvements are stated at cost with depreciation calculated using the straight-line method over the estimated useful lives of the assets. We make estimates with respect to the useful lives that we believe are reasonable. However, the cyclical nature of our business or the introduction of new technology in the industry, could cause us to change our estimates, thus impacting the future calculation of depreciation. When any asset is tested for recoverability, we also review the remaining useful life of the asset. Any changes to the estimated useful life resulting from that review are made prospectively. We expense our maintenance and repair costs as incurred. We estimate the useful lives of our assets are between three and fifteen years.

     Impairment of Long-Lived Assets. We assess the impairment of our long-lived assets under Statement of Financial Accounting Standards Board (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such indicators include changes in our business plans, a change in the physical condition of a long-lived asset or the extent or manner in which it is being used, or a severe or sustained downturn in the oil and gas industry. If we determine that a triggering event, such as those described previously, has occurred we perform a review of our rig and rig equipment. Our review is performed by comparing the carrying value of each rig plus the estimated cost to refurbish or reactivate to the estimated undiscounted future net cash flows for that rig. If the carrying value plus estimated refurbishment and reactivation cost of any rig is more than the estimated undiscounted future net cash flows expected to result from the use of the rig, a write-down of the rig to estimated fair market value must be made. The estimated fair market value is the amount at which an asset could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best estimate of fair market value, however, quoted market prices are generally not available. As a result, fair value must be determined based upon other valuation techniques. This could include appraisals or present value calculations. The calculation of undiscounted future net cash flows and fair market value is based on our estimates and projections.

     The demand for land drilling services is cyclical and has historically resulted in fluctuations in rig utilization. The severity and duration of the downturn during 1998 triggered an asset impairment charge of $93.2 million. We believe the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. The likelihood of an asset impairment increases during extended periods of rig inactivity. Each year we evaluate our cold stacked and inventory rigs and determine our intentions for their future use. This evaluation takes into consideration, among other things, the physical condition and marketability of the rig, and projected reactivation or refurbishment cost. To the extent that our estimates of refurbishment and reactivation cost, undiscounted future net cash flows or fair market value change or there is a deterioration in the physical condition of the inventory or cold stacked rigs, we could be required under SFAS No. 144 to record an impairment charge. During the fourth quarter of 2002, we recorded a pre-tax, non-cash asset impairment charge of $3.5 million after performing such a review. Due to the deterioration of the physical condition of five of the inventory rigs and changes in market conditions, it was determined that the rigs, based upon the economics, could no longer be returned to service at a reasonable cost that would have provided an acceptable return and that the usable component parts would be included in spare equipment and depreciated over five years. In 2003, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable. Below is summary of our rig fleet and the estimated cost to refurbish and reactive by category as of February 10, 2004:

	Number
Rig Category	Of Rigs	Estimated Per Rig Refurbishment and Reactivation Cost
Marketed	80	N/A
Cold Stacked	22	$0.1-0.2 Million
Inventory	15	$4.5-5.5 Million

     The net book value of the inventory rigs at December 31, 2003 was $19.6 million.

     Revenue Recognition. Revenues are earned under daywork, turnkey and footage contracts. Revenue from daywork and footage contracts is recognized when it is realized or realizable and earned. On daywork contracts revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. On footage contracts revenue is recognized based on the number of feet that have been drilled at fixed rates stipulated by the contract. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date compared to our estimate of the total contract costs. Under percentage-of-completion, we make estimates of the total contract costs to be incurred, and to the extent these estimates change, the amount of revenue recognized could be affected. The significance of the accrued turnkey revenue varies from period to period depending on the overall level of demand for our services and the portion of that demand that is for turnkey services.

At December 31, 2003, there were eight turnkey wells in progress versus four wells at December 31, 2002, with accrued revenue of $5.0 million and $3.6 million, respectively at such dates. Anticipated losses, if any, on uncompleted contracts are recorded at the time our estimated costs exceed the contract revenue.

     Insurance Accruals. We maintain insurance coverage related to workers’ compensation and general liability claims up to $1.0 million per occurrence with an aggregate of $2.0 million for general liability claims. These policies include deductibles of $350,000 per occurrence for workers’ compensation coverage and $250,000 per occurrence for general liability coverage. If losses should exceed the workers’ compensation and general liability policy amounts, we have excess liability coverage up to a maximum of $75.0 million. At December 31, 2003 and 2002, we had $9.4 million and $9.7 million, respectively, accrued for losses incurred within the deductible amounts for workers’ compensation and general liability claims.

     The amount accrued for the provision for losses incurred varies depending on the number and nature of the claims outstanding at the balance sheet dates. In addition, the accrual includes management’s estimate of the future cost to settle each claim such as future changes in the severity of the claim and increases in medical costs. We use third parties to assist us in developing our estimate of the ultimate costs to settle each claim, which is based upon historical experience associated with the type of each claim and specific information related to each claim. The specific circumstances of each claim may change over time prior to settlement and as a result, our estimates made as of the balance sheet dates may change.

     Income Taxes. Our deferred tax assets consist primarily of net operating loss carryforwards (“NOL’s”). The estimated amount of our NOL’s at December 31, 2003 are $133.5 million, which expires from 2010 to 2023. Approximately $7.2 million of these NOL’s expire in 2010 and 2011, while the remaining $126.3 million expire between 2019 and 2023. Deferred tax assets must be assessed based upon the likelihood of recoverability from future taxable income and to the extent that recovery is not likely, a valuation allowance is established. At December 31, 2003, we do not have a valuation allowance as we believe that it is more likely than not that our future taxable income and reversal of deferred tax liabilities will be sufficient to recover our deferred tax assets. Our business, however, is extremely cyclical and is highly sensitive to changes in oil and natural gas prices and demand for our services and there can be no assurances that future economic or financial developments will not impact our ability to recover our deferred tax assets.

     In addition, we have $26.5 million in permanent differences which relate to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent difference will be reduced as the assets are depreciated for financial accounting purposes on a straight-line basis over the next nine years. As the amortization of these permanent differences is a fixed amount, our effective tax rate varies widely based upon the current level of income or loss. See Note 3 to our consolidated financial statements for a reconciliation of our statutory to effective tax rate.

Financial Condition and Liquidity

     The following table summarizes our financial position as of December 31, 2003 and December 31, 2002.

	December 31, 2003		December 31, 2002
	Amount	%	Amount	%
	(In thousands)
Working capital	$68,727	14	$114,353	21
Property and equipment, net	404,278	85	420,791	78
Other noncurrent assets	5,141	1	4,668	1

Total	$478,146	100	$539,812	100

Long-term debt	$234,898	49	$249,613	46
Other long-term liabilities	47,611	10	64,941	12
Shareholders’ equity	195,637	41	225,258	42

Total	$478,146	100	$539,812	100

     Significant Changes in Financial Condition.

     The significant changes in our financial position from December 31, 2002 to December 31, 2003 are a decrease in working capital of $45.6 million, a decrease in other long-term liabilities of $17.3 million and a decrease in shareholders’ equity of $29.6 million. The decrease in working capital is a result of the issuance of the 3.75% Contingent Convertible Senior Notes due 2023 (the “3.75% Notes”) and partial redemption of the 8 7/8% Senior Notes due 2007 (the “8 7/8% Notes”), the net loss for the period and capital expenditures. The decrease in shareholders’ equity liabilities is due almost entirely to the net loss for the period of $30.2 million. The decrease in other long-term liabilities is due to the change in our net deferred tax liabilities resulting from a deferred tax benefit of $16.4 million.

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

     The 3.75% Notes are convertible, at the holders’ option, prior to the maturity date into shares of our common stock in the following circumstances:

•	during any calendar quarter, if the closing sale price per share of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs, is more than 110% of the conversion price per share ($7.10 per share) on that 30th trading day;

•	if we have called the 3.75% Notes for redemption;

•	during any period that the credit ratings assigned to the 3.75% Notes by both Moody’s Investors Service (“Moody’s”) and Standard & Poors (“S&P”) Ratings Group are reduced below B1 and B+, respectively, or if neither rating agency is rating the 3.75% Notes;

•	during the five trading day period immediately following any nine consecutive trading day period in which the average trading price per $1,000 principal amount of the 3.75% Notes for each day of such period was less than 95% of the product of the closing sale price per share of our common stock on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the 3.75% Notes; or

•	upon the occurrence of specified corporate transactions, including a change of control.

     The 3.75% Notes did not meet the criteria for conversion into common stock at any time during the year ended December 31, 2003 or through February 10, 2004. At February 10, 2004, the credit ratings assigned to the 3.75% Notes by Moody’s and S&P were B1 and BB-, respectively.

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

     We have the option to redeem the 8 7/8% Notes in whole or in part during the twelve months beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at 101.4792% and beginning July 1, 2005 and thereafter at 100.0000% together with any accrued but unpaid interest to the redemption date. Upon a change of control as defined in the indentures governing the 8 7/8% Notes, each holder of the 8 7/8% Notes will have the right to require us to repurchase all or any part of such holder’s 8 7/8% Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued but unpaid interest to the date of purchase. We may also, from time-to-time, seek to retire the 8 7/8% Notes through redemptions, open market purchases and privately-negotiated transactions. Upon any such transaction, any difference between the redemption price and the face value of the 8 7/8% Notes will be recorded as interest expense.

     The indentures for the 8 7/8% Notes permit us and our subsidiaries to incur additional indebtedness, including senior indebtedness of up to $100.0 million aggregate principal amount which may be secured by liens on all of our assets and the assets of our subsidiaries, subject to certain limitations. The indentures contain other covenants limiting our ability and our subsidiaries’ ability to, among other things, pay dividends or make certain other restricted payments, make certain investments, incur additional indebtedness, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications. The indentures consider non-compliance with the limitations events of default. In addition to non-payment of interest and principal amounts on the 8 7/8% Notes, the indentures also consider default with respect to other indebtedness in excess of $10.0 million an event of default. In the event of a default, the principal and interest could be accelerated upon written notice by 25% or more of the holders of our 8 7/8% Notes. We are in compliance with these covenants.

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

Certain Contractual Commitments

     The following table summarizes certain of our contractual cash obligations and related payments due by period at December 31, 2003 (amounts in thousands):

	Payments Due by Period(1)
		Less than	1-3	4-5	After 5
Contractual Obligation	Total	1 year	years	years	years
3.75% Notes(2)
Principal	$150,000	$—	$—	$—	$150,000
Interest	109,688	5,625	11,250	11,250	81,563
8 7/8% Notes(2)
Principal	85,000	—	—	85,000	—
Interest	30,176	7,544	15,088	7,544	—
Operating leases	944	674	257	13	—

Total contractual cash obligations	$375,808	$13,843	$26,595	$103,807	$231,563

(1)	This assumes no conversion under, or acceleration of maturity dates due to redemption, breach of, or default under, the terms of the applicable contractual obligation.

(2)	See “8 7/8% Notes” and “3.75% Notes”, above, for information relating to covenants, the breach of which could cause a default under, and acceleration of, the maturity date. Also see “3.75% Notes” for information related to the holders’ conversion rights.

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

	Payments Due by Period(1)
	Total	Less than	1-3	4-5	Over 5
Potential Contractual Obligation	Committed	1 year	years	years	years
Standby letters of credit	$16,445	$—	$16,445	$—	$—

Total	$16,445	$—	16,445	$—	$—

(1)	Assumes no acceleration of maturity date due to breach of, or default under, the potential contractual obligation.

Cash Flow

     The net cash provided by or used in our operating, investing and financing activities is summarized below (amounts in thousands):

	Years Ended December 31,
	2003	2002	2001
Net cash provided by (used in):
Operating activities	$(7,040)	$36,403	$148,312
Investing activities	(33,927)	(21,947)	(101,209)
Financing activities	(18,582)	(1,224)	491

Net increase (decrease) in cash:	$(59,549)	$13,232	$47,594

     Our cash flows from operating activities are affected by a number of factors including the number of rigs working under contract, whether the contracts are daywork, footage or turnkey, and the rate received for these services. Our cash flow used in operating activities during the year ended December 31, 2003 was $7.0 million compared to cash generated from operating activities during the year ended December 31, 2002 of $36.4 million. While the number of operating days increased by 10% from 2002 to 2003, our EBITDA per rig day declined by approximately $645. This decline was due in large part to the replacement of expiring term contracts with spot market contracts at lower rates. The lower rig days and EBITDA per rig day contributed to the reduction in cash flow from operating activities as did the $4.9 million in redemption premium paid upon partial redemption of the 8 7/8% Notes. Our cash flows from operating activities were also impacted by changes in current assets and current liabilities which used $11.1 million and provided $13.0 million in cash flow for the years ended December 31, 2003 and 2002, respectively.

     Generally, during times of increasing demand, our changes in current assets and current liabilities will result in the use of cash due primarily to the build-up of accounts receivable. While there was a small increase in overall demand in 2003 as compared to 2002, the $13.1 million increase in accounts receivable year over year was primarily due to the increase in demand for turnkey services. At the end of 2003, there were eight turnkey wells in progress while at the end of 2002 there where only four turnkey wells in progress. This is significant to our cash flow from operations in that we are generally responsible for significantly more costs while drilling under turnkey contracts (as opposed to daywork contracts) but we are not compensated until the contract terms have been completely satisfied. Under daywork contracts, we bill and are paid as work is performed.

     Another significant change in current assets and current liabilities was the decrease in accrued interest of $6.5 million. This reduction in accrued interest is due to the partial redemption of the 8 7/8% Notes and the sale of the 3.75% Notes which lowered our overall interest expense and changed the timing of our interest payments.

     Our cash flow generated from operating activities during the year ended December 31, 2002 was $36.4 million compared to cash generated in operating activities during the year ended December 31, 2001 of $148.3 million. This change is principally due to a 35% decrease in operating days and a 64% decrease in our EBITDA per rig day between the two periods. Our cash flows from operating activities were also impacted by changes in current assets and current liabilities which provided $13.0 million and used $2.3 million in cash flow for the years ended December 31, 2002 and 2001, respectively. The change in current assets and current liabilities during 2002 was primarily due to a decline in accounts receivable as a direct result of the decline in operating days and revenues.

     Cash flow used in investing activities for the years ended December 31, 2003, 2002, and 2001 primarily consisted of $35.1 million, 22.3 million, and $103.0 million of capital expenditures, respectively. These capital expenditures included betterments and improvements to our rigs, the acquisition of drill pipe and drill collars, the purchase of top drives, and other capital items. Also included in capital expenditures in 2003 was the cash purchase of two diesel electric SCR rigs for $9.0 million. In 2001, capital expenditures included approximately $55.5 million for the reactivation of cold-stacked and inventory rigs.

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

Results of Operations

     In accordance with Emerging Issues Task Force Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” we have revised the presentation of reimbursements received for certain expenses in the periods presented. These reimbursements are now included in contract drilling revenues on our consolidated statement of operations rather than being recorded net of the incurred expenses in drilling operations expenses. This reclassification had no effect on net income or cash flows.

     In the following discussion of the results of our operations and elsewhere in our filings, we use EBITDA and EBITDA per rig day. EBITDA is a non-GAAP financial measure under Regulation G of the rules and regulations of the Securities and Exchange Commission. In accordance with Regulation G, we have included below a reconciliation of EBITDA to net income (loss), which is the nearest comparable financial measure.

     We believe that our disclosure of EBITDA per rig day as a measure of rig operating performance allows investors to make a direct comparison between us and our competitors, without regard to differences in capital structure or to differences in the cost basis of our rigs and those of our competitors. Investors should be aware, however, that there are limitations inherent in using this performance measure as a measure of overall company profitability because it excludes significant expense items such as depreciation expense and interest expense. An improving trend in EBITDA per rig day may not be indicative of an improvement in our overall profitability. To compensate for the limitations in utilizing EBITDA per rig day as an operating measure, our management also uses GAAP measures of performance including operating income (loss) and net income (loss) to evaluate performance but only with respect to the company as a whole and not on a per rig basis.

	2003	2002	2001
Earnings before interest, taxes, depreciation and amortization	$30,770	$40,836	$176,822
Depreciation	50,521	46,601	41,425
Interest expense	27,832	23,928	24,091
Total income tax expense (benefit)	(17,383)	(8,217)	42,853

Net income (loss) applicable to common shares	$(30,200)	$(21,476)	$68,453

     The following tables highlight rig days worked, contract drilling revenues and drilling operating expenses and EBITDA for our daywork and turnkey operations for the years ended December 31, 2003, 2002 and 2001.

	For the Year Ended December 31, 2003
	Daywork	Turnkey
	Operations	Operations(1)	Total
	(Dollars in thousands, except averages per rig day worked)
Rig days worked	18,700	3,447	22,147
Contract drilling revenue	$178,818	$107,156	$285,974
Drilling operating expenses	158,141	86,146	244,287
General and administrative expenses(2)	10,472	1,494	11,966
Interest income(2)	(812)	(142)	(954)
Gain on sale of assets(2)	(69)	(12)	(81)
Provision for asset impairment(2)	—	—	—
Other, net(2)	(12)	(2)	(14)

EBITDA	$11,098	$19,672	$30,770

Averages per rig day worked:
Contract drilling revenue	$9,562	$31,087	$12,913

EBITDA	$593	$5,707	$1,389

	For the Year Ended December 31, 2002
	Daywork	Turnkey
	Operations	Operations(1)	Total
	(Dollars in thousands, except averages per rig day worked)
Rig days worked	18,248	1,832	20,080
Contract drilling revenue	$197,594	$52,666	$250,260
Drilling operating expenses	154,458	42,112	196,570
General and administrative expenses(2)	10,493	807	11,300
Interest income(2)	(1,575)	(157)	(1,732)
Gain on sale of assets(2)	(117)	(9)	(126)
Provision for asset impairment(2)	3,121	419	3,540
Other, net(2)	(118)	(10)	(128)

EBITDA	$31,332	$9,504	$40,836

Averages per rig day worked:
Contract drilling revenue	$10,828	$28,748	$12,463

EBITDA	$1,717	$5,188	$2,034

	For the Year Ended December 31, 2001
	Daywork	Turnkey
	Operations	Operations(1)	Total
	(Dollars in thousands, except averages per rig day worked)
Rig days worked	28,766	2,158	30,924
Contract drilling revenue	$376,222	$57,517	$433,739
Drilling operating expenses	208,966	40,362	249,328
General and administrative expenses(2)	9,292	640	9,932
Interest income(2)	(2,272)	(169)	(2,441)
Gain on sale of assets(2)	(323)	(25)	(348)
Provision for asset impairment(2)	—	—	-
Other, net(2)	$416	$30	$446

EBITDA	$160,143	$16,679	$176,822

Averages per rig day worked:
Contract drilling revenue	$13,079	$26,657	$14,026

EBITDA	$5,567	$7,728	$5,718

(1)	Turnkey operations include the results from turnkey and footage contracts.

(2)	These income and expense items are not contract related and are allocated between daywork and turnkey based upon operating rig days.

Comparison of Fiscal Years ended December 31, 2003 and 2002

     Our revenue increased by $35.7 million, or 14%, to $286.0 million for the year ended December 31, 2003, from $250.3 million for the year ended December 31, 2002. At the same time, drilling operating expenses increased by $47.7 million, or 24%, to $244.3 million for the year ended December 31, 2003, from $196.6 million for the year ended December 31, 2002. While revenues increased by 14% due to an increase in the number of rig days worked of 10% and an increase of $450, or 4% in the average revenue per rig day, drilling operating expenses increased disproportionately by 24%. The disproportionate increase in drilling operating expenses is due to a change in the mix of rig days worked under daywork versus turnkey contracts. This is significant to our total drilling operating costs as we are generally responsible for far greater operating costs while drilling under turnkey contracts as opposed to daywork contracts. The disproportionately higher drilling operating expenses contributed to the $10.1 million, or 25%, decrease in our EBITDA for the year as did an increase in general and administrative expenses of $666,000 and a reduction in interest income of $778,000. Our EBITDA was $30.8 million for the year ended December 31, 2003 compared to $40.8 million for the year ended December 31, 2002.

     The number of rig days worked under all contracts increased by 2,067, or 10%, to 22,147 for the year ended December 31, 2003 from 20,080 for the year ended December 31, 2002. Total EBITDA per rig day decreased by $645, or 32%, to $1,389 for the year ended December 31, 2003, from $ 2,034 for the year ended December 31, 2002.

Daywork Operations

     Days worked under daywork contracts increased by 452, or 2%, while EBITDA per rig day declined by $1,124, or 65%, to $593 for the year ended December 31, 2003, from $1,717 for the year ended December 31, 2002. The decrease in EBITDA per rig day was due primarily to the expiration at the end of 2002 and in 2003 of term contracts that were replaced with spot market contracts at lower rates.

Turnkey Operations

     Days worked under turnkey contracts increased by 1,615, or 88%, while EBITDA per rig day increased by $519, or 10%, to $5,707 for the year ended December 31, 2003, from $5,188 for the year ended December 31, 2002. The increase in EBITDA per rig day was due to differences in the success and complexity of the wells drilled in 2003 compared to 2002.

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

     Our income tax benefit increased by $9.2 million to $17.4 million in 2003 from $8.2 million in 2002. The increase is due to the level of losses and a change in our estimate of available state tax net operating losses in the fourth quarter of 2003. This change in estimate increased our income tax benefit by $938,000. Our income tax benefit is also affected by the annual amortization of $2.8 million in permanent differences related to differences between the financial accounting and tax basis of assets purchased in capital stock acquisitions. The permanent differences are amortized as these assets are depreciated for financial accounting purposes on a straight-line basis over their remaining useful lives of approximately nine years at December 31, 2003. As the annual amortization of these permanent differences is a fixed amount, our book effective tax rate can vary widely based upon the current level of income or loss.

Comparison of Fiscal Years ended December 31, 2002 and 2001

     Our revenue decreased by $183.5 million, or 42%, to $250.3 million for the year ended December 31, 2002, from $433.7 million for the year ended December 31, 2001. Drilling operating expenses also decreased by $52.8 million, or 21%, to $196.6 million for the year ended December 31, 2002, from $249.3 million for the year ended December 31, 2001. Revenues decreased by 42% due to the decrease in the number of rig days worked and a decrease in the average revenue per day. Drilling operating expenses decreased by only 21%. This disproportionate decrease in drilling operating expenses is due more to the rapid decline in bid rates in a soft market than issues of cost but was compounded by the cost of a wage increase of 12% effective June 1, 2001, the retention of experienced toolpushers and drillers during the downturn, and the cost of cold stacking rigs. Lower dayrates and higher drilling operating costs were the primary reasons for the decline in EBITDA of $136.0 million, or 77%, to EBITDA of $40.8 million for the year ended December 31, 2002, from EBITDA of $176.8 million for the year ended December 31, 2001. Increases in general and administrative expenses, a decline in interest income, and a provision for asset impairment also contributed to the decline in EBITDA.

     Rig days worked under all contracts declined by 10,844, or 35%, to 20,080 for the year ended December 31, 2002 from 30,924 for the year ended December 31, 2001. EBITDA per rig day worked declined by $3,684, or 64%, to $2,034 for the year ended December 31, 2002, from $5,718 for the year ended December 31, 2001.

Daywork Operations

     Days worked under daywork contracts decreased by 10,518, or 37%, while EBITDA per rig day declined by $3,850, or 69%, to $1,717 for the year ended December 31, 2002, from $5,567 for the year ended December 31, 2001. The decrease in EBITDA per rig day is due to numerous factors affecting contract drilling revenue and expenses. Revenue and revenue per rig day decreased due to the expiration of term contracts that were replaced with spot market contracts at lower rates. Expenses per rig day increased due to a wage increase of 12% effective June 1, 2001, the retention of our experienced toolpushers and drillers during the downturn, the cost of cold-stacking rigs, and overhead and other fixed costs being spread over less rig days.

Turnkey Operations

     Days worked under turnkey contracts decreased by 326, or 15%, while EBITDA per rig day decreased by $2,540, or 33%, to $5,188 for the year ended December 31, 2002, from $7,728 for the year ended December 31, 2001. The decrease in the EBITDA per rig day was due to differences in the success and complexity of the wells drilled in 2002 compared to 2001. EBITDA per rig day worked was also affected by generally lower daywork dayrates in 2002 than in 2001. Lower daywork dayrates can affect the overall turnkey price charged to customers.

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

     Net other income (expense) increased by $574,000 to income of $128,000 for the year ended December 31, 2002, from expense of $446,000 for the same period of 2001. The expense in 2001 related to the realization of $454,000 in previously unrealized of foreign currency translation loses as a result of substantially completing the liquidation of an investment in a foreign subsidiary.

     We recorded an income tax benefit of $8.2 million in 2002 compared to income tax expense of $42.9 million in 2001. The change was due to losses incurred in 2002 and is also affected by the annual amortization of $2.8 million in permanent differences related to differences between the financial accounting and tax basis of assets acquired in capital stock acquisitions. The permanent difference are amortized as these assets are depreciated for financial accounting purposes on a straight-line basis over their remaining useful lives of approximately 10 years at December 31, 2002. As the annual amortization of these permanent differences is a fixed amount, our book effective tax rate varies widely based upon the current levels of income or loss.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
of Grey Wolf, Inc.:

     We have audited the accompanying consolidated balance sheets of Grey Wolf, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

KPMG LLP

Houston, Texas
January 30, 2004

GREY WOLF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$54,350	$113,899
Restricted cash — insurance deposits	749	784
Accounts receivable, net of allowance of $2,443 and $2,500, respectively	60,181	47,034
Prepaids and other current assets	4,379	3,447

Total current assets	119,659	165,164

Property and equipment:
Land, buildings and improvements	5,043	5,424
Drilling equipment	738,097	704,734
Furniture and fixtures	3,332	3,185

Total property and equipment	746,472	713,343
Less: accumulated depreciation	(342,194)	(292,552)

Net property and equipment	404,278	420,791
Other noncurrent assets	5,141	4,668

	$529,078	$590,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$27,893	$19,460
Accrued workers’ compensation	5,295	4,947
Payroll and related employee costs	6,660	6,685
Accrued interest payable	4,664	11,160
Other accrued liabilities	6,420	8,559

Total current liabilities	50,932	50,811

Senior notes	84,898	249,613
Contingent convertible notes	150,000	—
Other long-term liabilities	4,115	4,789
Deferred income taxes	43,496	60,152
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Series B Junior Participating Preferred stock, $1 par value; 250,000 shares authorized, none outstanding	—	—
Common stock, $.10 par value; 300,000,000 shares authorized; 181,283,431 and 181,037,811 issued and outstanding, respectively	18,129	18,104
Additional paid-in capital	330,266	329,712
Accumulated deficit	(152,758)	(122,558)

Total shareholders’ equity	195,637	225,258

	$529,078	$590,623

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenues:
Contract drilling	$285,974	$250,260	$433,739
Costs and expenses:
Drilling operations	244,287	196,570	249,328
Depreciation	50,521	46,601	41,425
Provision for asset impairment	—	3,540	—
General and administrative	11,966	11,300	9,932
Gain on sale of assets	(81)	(126)	(348)
Total costs and expenses	306,693	257,885	300,337

Operating income (loss)	(20,719)	(7,625)	133,402

Other income (expense):
Interest expense	(27,832)	(23,928)	(24,091)
Interest income	954	1,732	2,441
Other, net	14	128	(446)

Other expense, net	(26,864)	(22,068)	(22,096)

Income (loss) before income taxes	(47,583)	(29,693)	111,306
Income tax expense (benefit)
Current	(938)	(1,871)	2,977
Deferred	(16,445)	(6,346)	39,876

Total income tax expense (benefit)	(17,383)	(8,217)	42,853

Net income (loss)	$(30,200)	$(21,476)	$68,453

Basic and diluted net income (loss) per common share	$(0.17)	$(0.12)	$0.38

Basic weighted average common shares outstanding	181,210	180,936	180,502

Diluted weighted average common shares outstanding	181,210	180,936	182,447

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS)

	Series B
	Junior
	Participating
	Preferred		Common			Cumulative
	Stock		Stock	Additional		Comprehensive
	$1 par	Common	$.10 par	Paid-in		Income
	Value	Shares	Value	Capital	Deficit	Adjustments	Total
Balance, December 31, 2000	—	179,881	$17,988	$325,417	$(169,535)	$(454)	$173,416
Exercise of stock options	—	845	85	1,597	—	—	1,682
Tax benefit of stock option exercises	—	—	—	1,292	—	—	1,292
Cumulative foreign translation losses	—	—	—	—	—	454	454
Net income	—	—	—	—	68,453	—	68,453

Comprehensive net income	—	—	—	—	68,453	454	68,907

Balance, December 31, 2001	—	180,726	18,073	328,306	(101,082)	—	245,297
Exercise of stock options	—	312	31	655	—	—	686
Non-cash compensation expense	—	—	—	542	—	—	542
Tax benefit of stock option exercises	—	—	—	209	—	—	209
Comprehensive net loss	—	—	—	—	(21,476)	—	(21,476)

Balance, December 31, 2002	—	181,038	18,104	329,712	(122,558)	—	225,258
Exercise of stock options	—	245	25	343	—	—	368
Tax benefit of stock option exercises	—	—	—	211	—	—	211
Comprehensive net loss	—	—	—	—	(30,200)	—	(30,200)

Balance, December 31, 2003	—	181,283	$18,129	$330,266	$(152,758)	$—	$195,637

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2003	2002	2001
Net income (loss)	$(30,200)	$(21,476)	$68,453
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	50,521	46,601	41,425
Provision for asset impairment	—	3,540	—
Non-cash compensation expense	—	542	—
Provision for doubtful accounts	—	700	695
Gain on sale of assets	(81)	(126)	(348)
Foreign exchange (gain) loss	(14)	(128)	446
Deferred income taxes	(16,656)	(6,555)	38,584
Accretion of debt discount	285	86	86
Tax benefit of stock options exercises	211	209	1,292
(Increase) decrease in restricted cash	35	100	(25)
(Increase) decrease in accounts receivable	(13,147)	19,840	(6,540)
(Increase) decrease in other current assets	(961)	(1,691)	1,248
Increase (decrease) in accounts payable trade	8,476	(1,590)	(4,586)
Increase (decrease) in accrued workers’ compensation	348	352	(210)
Increase (decrease) in other current liabilities	(8,660)	(4,997)	3,888
Increase in other	2,803	996	3,904

Cash provided by (used in) operating activities	(7,040)	36,403	148,312

Cash flows from investing activities:
Property and equipment additions	(35,102)	(22,335)	(103,036)
Proceeds from sales of equipment	1,175	388	1,827

Cash used in investing activities	(33,927)	(21,947)	(101,209)

Cash flows from financing activities:
Proceeds from long-term debt	146,625	—	—
Repayments of long-term debt	(165,000)	(1,910)	(911)
Financing costs	(575)	—	(280)
Proceeds from exercise of stock options	368	686	1,682

Cash provided by (used in) financing activities	(18,582)	(1,224)	491

Net increase (decrease) in cash and cash equivalents	(59,549)	13,232	47,594
Cash and cash equivalents, beginning of year	113,899	100,667	53,073

Cash and cash equivalents, end of year	$54,350	$113,899	$100,667

Supplemental Cash Flow Disclosure
Cash paid for interest:	$30,510	$22,817	$22,750

Cash paid for (refund of) taxes:	$(879)	$(1,822)	$3,019

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

     Nature of Operations. Grey Wolf, Inc. is a Texas corporation formed in 1980. Grey Wolf, Inc. is a holding company with no independent assets or operations but through its subsidiaries is engaged in the business of providing onshore contract drilling services to the oil and gas industry. Grey Wolf, Inc., through its subsidiaries, currently conducts operations in Alabama, Arkansas, Louisiana, Mississippi, New Mexico, Texas and Wyoming. The consolidated financial statements include the accounts of Grey Wolf, Inc. and its majority-owned subsidiaries (the “Company” or “Grey Wolf”). All significant intercompany accounts and transactions are eliminated in consolidation.

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

     Revenue Recognition. Contract drilling revenues are earned under daywork, turnkey and footage contracts. Revenue from daywork and footage contracts is recognized when it is realized or realizable and earned. On daywork contracts revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. On footage contracts revenue is recognized based on the number of feet that have been drilled at fixed rates stipulated by the contract. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date and estimated total contract costs. Provision is made currently for anticipated losses, if any, on uncompleted contracts

     Earnings per Share. Basic earnings per share is based on the weighted average shares outstanding, during the applicable period, without any dilutive effects considered. Diluted earnings per share reflects dilution from all outstanding options and shares issuable upon the conversion of the 3.75% Contingent Convertible Senior Notes once a contingency has been met. The following is a reconciliation of basic and diluted weighted average common shares outstanding (in thousands):

	2003	2002	2001
Weighted average common shares outstanding — basic	181,210	180,936	180,502
Effect of dilutive securities:
Options — Treasury Stock Method	—	—	1,945

Weighted average common shares outstanding — diluted	181,210	180,936	182,447

     In 2003, the Company has excluded approximately 23.3 million shares issuable upon conversion of the 3.75% Contingent Convertible Senior Notes as none of the contingencies have been met (see Note 4). The Company incurred net losses for the years ended December 31, 2003 and 2002 and has, therefore, excluded certain securities from the computation of diluted earnings per share as the effect would be anti-dilutive. Securities excluded from the computation of diluted earnings per share for the years ended December 31, 2003 and 2002 were options to purchase 10.2 million shares and 8.7 million shares, respectively. Options to purchase 4.1 million shares for the three months ended December 31, 2001 and September 30, 2001 and 998,500 shares for the three months

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended June 30, 2001 and March 31, 2001 were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

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

     Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the provisions of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. The Company has adopted the more prominent disclosures required by SFAS No. 148 as of March 31, 2003; however, as permitted under SFAS No. 123, the Company continues to apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. These plans are more fully described in Note 5.

     Accordingly, no compensation expense has been recognized for stock option grants as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the stock option grants been determined on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been adjusted to the pro forma amounts indicated below (amounts in thousands, except per share amounts):

	2003	2002	2001
Net income (loss), as reported	$(30,200)	$(21,476)	$68,453
Add: Stock-based employee compensation expense included in reporting net loss, net of related tax effects	—	407	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,523)	(2,249)	(1,562)

Pro forma net income (loss)	$(32,723)	$(23,318)	$66,891

Income (loss) per share — basic and diluted
As reported	$(0.17)	$(0.12)	$0.38
Pro forma	$(0.18)	$(0.13)	$0.37

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

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Fair Value of Financial Instruments. The carrying amount of the Company’s cash and short-term investments approximates fair value because of the short maturity of those instruments. The carrying amount of the Company’s credit facility approximates fair value as the interest is indexed to the prime rate or LIBOR. The fair value of the 8 7/8% Senior Notes at December 31, 2003 and 2002 was $87.6 million and $252.5 million, respectively, compared to the face value of $85.0 million and $250.0 million, respectively. The fair value of the 3.75% Contingent Convertible Senior Notes was $141.2 million at December 31, 2003 versus a face value of $150.0 million. Fair value was estimated based on quoted market prices.

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

     Concentrations of Credit Risk. Substantially all of the Company’s contract drilling activities are conducted with major and independent oil and gas companies in the United States. Historically, the Company has not required collateral or other security for the related receivables from such customers. However, the Company has required certain customers to deposit funds in escrow prior to the commencement of drilling. Actions typically taken by the Company in the event of nonpayment include filing a lien on the customer’s producing properties and filing suit against the customer.

     Comprehensive Income. Comprehensive income includes all changes in a company’s equity during the period that result from transactions and other economic events, other than transactions with its shareholders.

     Recent Accounting Pronouncements. In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have an effect on the Company’s financial condition or results of operations for the year ended December 31, 2003.

     In April, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections.” Under the provisions of this statement, gains and losses from extinguishment of debt generally will no longer be classified as extraordinary items. In addition, this statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also makes various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The Company adopted SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial position or results of operations for the year ended December 31, 2003.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No. 146 did not have an effect on the Company’s financial position or results of operations for the year ended December 31, 2003.

     The FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” in April 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for existing contracts and new contracts entered into after June 30, 2003. The provisions of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2003.

     The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2003.

     The FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” in November 2002. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations for the year ended December 31, 2003.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revised version of FIN 46. FIN 46 clarifies existing accounting literature regarding the consolidation of entities in which a company holds a “controlling financial interest.” A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors (“variable interests”) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (“variable interest entities”). The provisions of FIN 46, as revised, are effective for the first reporting period ending after March 15, 2004. The Company will adopt the provisions of FIN 46 for the quarter ending March 31, 2004, and does not expect that such adoption will have an effect on its consolidated financial statements.

     Reclassification. In accordance with Emerging Issues Task Force Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” the Company has revised the presentation of reimbursements received for certain expenses in the periods presented. These reimbursements are now included in contract drilling revenues on the income statement versus previously being recorded net of the incurred expenses in drilling operations expenses. This reclassification had no effect on net income or cash flows. In addition, certain other amounts in 2001 and 2002 have been reclassified to conform to the presentation in 2003.

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

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(3) Income Taxes

     The Company and its U.S. subsidiaries file consolidated federal income tax returns. The components of the provision for income taxes consisted of the following (amounts in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Current
Federal	$—	$(1,871)	$1,870
State	(938)	—	1,107

	$(938)	$(1,871)	$2,977

Deferred
Federal	$(14,958)	$(7,080)	$38,557
State	(1,487)	734	1,319

	$(16,445)	$(6,346)	$39,876

     Deferred income taxes are determined based upon the difference between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes, and net operating loss and tax credit carryforwards. The tax effects of the Company’s temporary differences and carryforwards are as follows (amounts in thousands):

	Years Ended December 31,
	2003	2002
Deferred tax assets
Net operating loss carryforwards	$47,964	$27,008
Tax credit carryforwards	14	14
Workers compensation accruals	3,501	3,622
Other	1,411	1,229

	52,890	31,873
Deferred tax liabilities
Depreciation	96,386	92,025

Net deferred tax liability	$43,496	$60,152

     At December 31, 2003 and 2002, the Company had U.S. net operating loss (“NOL”) carryforwards of $154.5 million and $98.2 million, respectively, which expire at various times from 2010 through 2023. The NOL carryforwards are subject to annual limitations as a result of the changes in ownership of the Company in 1989, 1994 and 1996. Management believes it is more likely than not that future earnings and reversal of deferred tax liabilities will be sufficient to permit the Company to realize its deferred tax assets.

     For financial reporting purposes, approximately $21.0 million of the NOL carryforwards was utilized to offset the book versus tax basis differential in the recording of the assets acquired in transactions prior to 1999.

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following summarizes the differences between the federal statutory tax rate of 35% (amounts in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Income tax expense (benefit) at statutory rate	$(16,654)	$(10,393)	$38,957
Increase (decrease) in taxes resulting from:
Permanent differences, primarily due to basis differences in assets that were purchased in capital stock acquisitions	1,208	1,707	1,320
Foreign (income) loss	17	(12)	95
State taxes, net	(1,576)	477	1,576
Other	(378)	4	905

Income tax expense (benefit)	$(17,383)	$(8,217)	$42,853

(4) Long-Term Debt

     Long-term debt consists of the following (amounts in thousands):

	December 31,
	2003	2002
Senior notes due July 2007, general unsecured senior obligations guaranteed by the Company’s domestic subsidiaries, bearing interest at 8 7/8% per annum payable semi-annually	$84,898	$249,613
Contingent convertible senior notes due May 2023, general unsecured senior obligations guaranteed by the Company’s domestic subsidiaries, bearing interest at 3.75% per annum payable semi-annually	150,000	—

	234,898	249,613
Less current maturities	—	—

Long-term debt	$234,898	$249,613

3.75% Contingent Convertible Senior Notes due May 2023.

     On May 7, 2003, the Company issued $150.0 million aggregate principal amount of 3.75% Contingent Convertible Senior Notes due 2023 (the “3.75% Notes”) in a private offering that yielded net proceeds of $146.6 million. The 3.75% Notes bear interest at 3.75% per annum and mature on May 7, 2023. The 3.75% Notes are convertible, upon the occurrence of certain events, at a conversion price of $6.45 per share, which is equal to a conversion rate of approximately 155.0388 shares per $1,000 principal amount of the 3.75% Notes, subject to adjustment. The Company will pay contingent interest at a rate equal to 0.50% per annum during any six-month period, with the initial six-month period commencing May 7, 2008, if the average trading price of the 3.75% Notes per $1,000 principal amount for the five day trading period ending on the third day immediately preceding the first day of the applicable six-month period equals $1,200 or more. The 3.75% Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial. The 3.75% Notes and the guarantees rank equally with the Company’s 8 7/8% Notes due July 2007 (the “8 7/8% Notes”). Fees and

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses of $3.9 million incurred at the time of issuance are being amortized through May 2013, the first date the holders may require the Company to repurchase the 3.75% Notes.

     The Company may redeem some or all of the 3.75% Notes at any time on or after May 14, 2008, at a redemption price shown below, payable in cash, plus accrued but unpaid interest, including contingent interest, if any, to the date of redemption:

Redemption
Period	Price
May 14, 2008 through May 6, 2009	101.88%
May 7, 2009 through May 6, 2010.	101.50%
May 7, 2010 through May 6, 2011.	101.13%
May 7, 2011 through May 6, 2012.	100.75%
May 7, 2012 through May 6, 2013.	100.38%
May 7, 2013 and thereafter	100.00%

     Holders may require the Company to repurchase all or a portion of the 3.75% Notes on May 7, 2013 or May 7, 2018, and upon a change of control, as defined in the indenture governing the 3.75% Notes, at 100% of the principal amount of the 3.75% Notes, plus accrued but unpaid interest, including contingent interest, if any, to the date of repurchase, payable in cash.

     The 3.75% Notes are convertible, at the holders’ option, prior to the maturity date into shares of our common stock under the following circumstances:

•	during any calendar quarter, if the closing sale price per share of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs, is more than 110% of the conversion price per share ($7.10 per share) on that 30th trading day;

•	if the Company has called the 3.75% Notes for redemption;

•	during any period that the credit ratings assigned to the 3.75% Notes by both Moody’s Investors Service and Standard & Poor’s Ratings Group are reduced below B1 and B+, respectively, or if neither rating agency is rating the 3.75% Notes;

•	during the five trading day period immediately following any nine consecutive trading day period in which the average trading price per $1,000 principal amount of the 3.75% Notes for each day of such period was less than 95% of the product of the closing sale price per share of the Company’s common stock on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the 3.75% Notes; or upon the occurrence of specified corporate transactions, including a change of control.

     The 3.75% Notes did not meet the criteria for conversion into common stock at any time during the year ended December 31, 2003. At February 10, 2004, the credit ratings assigned to the 3.75% Notes by Moody’s Investor Service and Standard & Poor’s Ratings Group were B1 and BB-, respectively.

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

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company has the option to redeem the 8 7/8% Notes in whole or in part during the twelve month periods beginning July 1, 2003 at 102.9580%, beginning July 1, 2004 at 101.4792% and beginning July 1, 2005 and thereafter at 100.0000%, together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the indentures, each holder of the 8 7/8% Notes will have the right to require the Company to repurchase all or any part of such holder’s 8 7/8% Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. We may also, from time to time, seek to retire the 8 7/8% Notes through redemption, open market purchases and privately negotiated transactions. Any difference between the redemption price and the face value of the 8 7/8% Notes will be recorded as interest expense.

     The indentures for the 8 7/8% Notes permit us and our subsidiaries to incur additional indebtedness, including senior indebtedness of up to $100.0 million aggregate principal amount which may be secured by liens on all of our assets and the assets of our subsidiaries, subject to certain limitations. The indentures contain other covenants limiting our ability and our subsidiaries’ ability to, among other things, pay dividends or make certain other restricted payments, make certain investments, incur additional indebtedness, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications. The indentures consider non-compliance with the limitations events of default. In addition to non-payment of interest and principal amounts on the 8 7/8% Notes, the indentures also consider default with respect to other indebtedness in excess of $10.0 million an event of default. In the event of a default, the principal and interest could be accelerated upon written notice by 25% or more of the holders of our 8 7/8% Notes. As of December 31, 2003 we are in compliance with these covenants.

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

(5) Capital Stock and Stock Option Plans

     On September 21, 1998, the Company adopted a Shareholder Rights Plan (the “Plan”) in which rights to purchase shares of Junior Preferred stock will be distributed as a dividend at the rate of one Right for each share of common stock.

     Each Right will entitle holders of the Company’s common stock to buy one-one thousandth of a share of Grey Wolf’s Series B Junior Participating Preferred stock at an exercise price of $11. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of Grey Wolf’s common stock or announces a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of Grey Wolf’s common stock. Furthermore, if any person becomes the beneficial owner of 15% or more of Grey Wolf’s common stock, each Right not owned by such person or related parties will enable its holder to purchase, at the Right’s then-current exercise price, shares of common stock of the Company having a value of twice the Right’s exercise price. The Company will generally be entitled to redeem the Rights at $.001 per Right at any time until the 10th day following public announcement that a 15% position has been acquired.

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

     On November 13, 2001, the Company amended all outstanding stock option agreements issued under the 1996 Employee Stock Option Plan and certain outstanding stock option agreements issued to executive officers and directors. Based upon the occurrence of certain events (“triggering events”), the amendments provide for accelerated vesting of options and the extension of the period in which a current employee option holder has to exercise his options. The provisions of the amendments provide for accelerated vesting of options after termination of employment of a current option holder within one year of a change of control of the Company (as defined in the amendment). Triggering events that cause an extension of the exercise period, but not longer than the remaining original exercise period, include termination of employment as a result of any reason not defined as termination for cause, voluntary resignation, or retirement in the amendment.

     In accordance with Accounting Principles Board Opinion 25 (“APB 25”), the amendments to the stock option agreements created a new measurement date of November 13, 2001. APB 25 requires the Company to determine the intrinsic value of the options at the measurement date and recognize non-cash compensation expense upon the occurrence of a triggering event. The amount of compensation expense that would be recognized upon the occurrence of a triggering event is the difference between the fair market value of the Company’s stock on the measurement date and the original exercise prices of the options.

     In March 2002, a triggering event occurred when an officer’s employment terminated. As a result, the Company recognized approximately $515,000 of non-cash compensation expense along with approximately $330,000 of severance cost. In addition, the Company recognized approximately $27,000 of non-cash compensation expense during the remainder of 2002. These amounts have been included in general and administrative expenses on the consolidated statement of operations.

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Stock option activity for all stock options issued as of December 31, 2003, 2002 and 2001 was as follows (number of shares in thousands):

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
	No. of	Exercise	No. of	Exercise	No. of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding — beginning of the year	8,721	$2.85	7,512	$2.85	7,318	$2.25
Granted	2,161	3.91	2,302	2.88	1,149	6.08
Exercised	(246)	1.50	(312)	2.20	(846)	1.99
Cancelled	(427)	3.43	(781)	3.16	(109)	3.16

Outstanding — end of year	10,209	$3.09	8,721	$2.85	7,512	$2.85

     The Company had stock options exercisable at December 31, 2003 of 5.4 million with a range of exercise prices from $.69 to $6.37. At December 31, 2002 and 2001, there were 4.0 million stock options exercisable, with a range of exercise prices from $0.69 to $6.37, and 3.2 million stock options exercisable from $0.69 to $4.50, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2003:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life(1)	Price
$0.69 to $1.63	2,674	3.78	$1.28
$1.75 to $4.38	6,516	7.42	3.35
$4.44 to $6.37	1,019	7.11	6.12

	10,209	6.44	$3.09

(1)	Represents weighted average remaining contractual life in years.

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

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)     Related-Party Transactions

     The Company performed contract drilling services for affiliates of one of the Company’s directors. Total revenues recognized from these affiliates during 2003, 2002 and 2001 were $4.1 million, $3.4 million and $6.0 million, respectively. During 2001, the Company also purchased equipment for $119,000 from an affiliate of the Chairman, President and Chief Executive Officer of the Company.

(8)     Lease Commitments

     Aggregate minimum lease payments required under noncancellable operating leases having terms greater than one year are as follows as of December 31, 2003: 2004 — $674,000; 2005 — $201,000; 2006 — $56,000; 2007 — $7,000; 2008 - $7,000; and $0 thereafter.

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

(12)     Provision for Asset Impairment

     During the fourth quarter of 2002, the Company recorded a pre-tax non-cash asset impairment charge of $3.5 million in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Due to the deterioration of the physical condition of five of our inventory rigs and changes in market conditions, it was determined that the rigs based on the economics, could no longer be returned to service at a reasonable cost that would have provided an acceptable return, and that the usable component parts would be included in spare equipment and depreciated over five years. As such, an asset impairment charge was recorded to write the rigs down to the fair market value of the useable component parts and the Company revised the number of drilling rigs in its fleet. The fair market value was based on an appraisal obtained from a third party appraiser.

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)     Quarterly Financial Data (unaudited)

     Summarized quarterly financial data for years ended December 31, 2003, 2002 and 2001 are set forth below (amounts in thousands, except per share amounts).

	Quarter Ended
	March	June	September	December
	2003	2003	2003	2003
Revenues	$62,387	$66,949	$72,383	$84,255
Operating income (loss)	(8,414)	(7,820)	(7,681)	3,196
Loss before income taxes	(14,148)	(21,921)	(11,183)	(331)
Net income (loss)	(9,621)	(14,185)	(6,950)	556
Net income (loss) per common share
— basic and diluted	(0.05)	(0.08)	(0.04)	0.00

	Quarter Ended
	March	June	September	December
	2002	2002	2002	2002
Revenues	$64,912	$62,854	$61,118	$61,376
Operating income (loss)	2,714	(101)	(3,025)	(7,213)
Loss before income taxes	(2,756)	(5,544)	(8,626)	(12,767)
Net loss	(2,177)	(4,048)	(6,131)	(9,120)
Net loss per common share
— basic and diluted	(0.01)	(0.02)	(0.03)	(0.05)

	Quarter Ended
	March	June	September	December
	2001	2001	2001	2001
Revenues	$101,136	$114,967	$128,030	$89,606
Operating income	27,591	40,479	45,684	19,648
Income before income taxes	22,270	34,553	40,268	14,215
Net income	13,362	20,732	25,378	8,981
Net income per common share
— basic and diluted	0.07	0.11	0.14	0.05

Schedule II

GREY WOLF, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts
(In thousands)

	Balance at	Additions	Collections	Balance at
	Beginning	Charged	and	End
	of Period	Allowance	Write-Offs	Of Period
Year Ended December 31, 2001
Allowance for doubtful accounts receivable	$1,800	$695	$(695)	$1,800

Year Ended December 31, 2002
Allowance for doubtful accounts receivable	$1,800	$700	$—	$2,500

Year Ended December 31, 2003
Allowance for doubtful accounts receivable	$2,500	$—	$(57)	$2,443

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

PART III

ITEM 10.     DIRECTORS AND EXECUTIVES OFFICERS OF THE REGISTRANT

     The information required by this item as to our directors and executive officers is hereby incorporated by reference to such information appearing under the captions “Directors” and “Executive Officers” in our definitive proxy statement for our 2004 Annual Meeting of Shareholders and is to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2003.

ITEM 11.     EXECUTIVE COMPENSATION

     The information required by this item as to the compensation of our management is hereby incorporated by reference to such information appearing under the caption “Executive Compensation” in our definitive proxy statement for our 2004 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2003.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS’ MATTERS

     The information required by this item as to the ownership by our management and others of our securities is hereby incorporated by reference to such information appearing under the caption “Nominees for Director”, “Ownership by Management and Certain Shareholders” and “Executive Compensation Plans” in our definitive proxy statement for our 2004 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2003.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item as to certain business relationships and transactions with our managements and other parties related to us is hereby incorporated by reference to such information appearing under the caption “Certain Transactions” in our definitive proxy statement for our 2004 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this item as to accounting fees and services is hereby incorporated by reference to such information appearing under the caption “Independent Auditors” in our definitive proxy statement for our 2004 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2003.

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

3.	Exhibits

Exhibit No.		Documents
3.1	—	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).
3.2	—	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).
4.1	—
Form of Trust Indenture, dated June 27, 1997, relating to the 8 7/8% Senior Notes due 2007 by the Company and Texas Commerce Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-26519 filed June 24, 1997).

4.2	—
Supplemental Indenture (to the Trust Indenture dated June 27, 1997), dated as of March 31, 1998, among the Company, the New Guarantor, the Existing Guarantors, and Chase Bank of Texas National Association, as Trustee. (incorporated herein by reference to Exhibit 4.5 to Form 8-K filed May 21, 1998).

4.3	—
Second Supplemental Indenture (to the Trust Indenture dated June 27, 1997), dated as of May 8, 1998, by and among the Company, the Guarantors, and Chase Bank of Texas, National Association, as Trustee (incorporated herein by reference to Exhibit 4.5 to Form 8-K filed May 21, 1998).

4.4	—
Third Supplemental Indenture (to the Trust Indenture dated June 27, 1997), dated as of January 4, 1999, among the Company, the New Guarantors, the Existing Guarantors, and Chase Bank of Texas, National Association, as Trustee (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

4.5	—
Form of Trust Indenture, dated May 8, 1998, relating to the 8 7/8% Senior Notes due 2007 by and among the Company, the Guarantors, and Chase Bank of Texas, National Association, as Trustee (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed May 21, 1998).

Exhibit No.		Documents
4.6	—
Supplemental Indenture (to the Trust Indenture dated May 8, 1998), dated as of January 4, 1999, among the Company, the New Guarantors, the Existing Guarantors and Chase Bank of Texas, National Association, as Trustee (incorporated herein by reference to Grey Wolf, Inc. Annual Report on From 10-K for the year ended December 31, 2001).

4.7	—
Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.8	—
Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.9	—
Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

10.1	—
Form of Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.2 to Registration Statement No. 333-14783).

10.2	—
Form of Incentive Stock Option Agreement dated September 3, 1996, by and between the Company and Ronnie E. McBride (incorporated herein by reference to Exhibit 10.14 to Post Effective Amendment No. 1 to Registration Statement No. 333-14783).

10.3	—
Form of Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the Company and Ronnie E. McBride. (incorporated herein by reference to Exhibit 10.15 to Post Effective Amendment No. 1 to Registration Statement No. 333-14783).

10.4	—	Grey Wolf, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Grey Wolf, Inc. 1996 Annual Meeting of Shareholders definitive proxy materials).
10.5	—	Grey Wolf Inc. Amendment to 1996 Employee Stock Option Plan (incorporated herein by reference to Grey Wolf, Inc. 1999 Annual Meeting of Shareholders definitive proxy materials filed April 9, 1999).
10.6	—
Grey Wolf, Inc. Second Amendment to 1996 Employee Stock Option Plan dated May 14, 2002 (incorporated herein by reference to Exhibit 4.6 to Grey Wolf, Inc. Registration Statement on Form S-8 No. 333-90888 filed June 21, 2002).

10.7	—	Drillers Inc. 1982 Stock Option and Long-Term Incentive Plan for Key Employees (incorporated by reference to Drillers Inc. 1982 Annual Meeting definitive proxy solicitation materials).
10.8	—
Form of Incentive Stock Option Agreement dated March 17, 1997, by and between the Company and Gary D. Lee (incorporated by reference to DI Industries, inc. Annual Report of Form 10-K for the year ended December 31, 1996).

10.9	—
Form of Non-Qualified Stock Option Agreement dated February 10, 1998, by and between the Company and David W. Wehlmann (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 1997).

10.10	—
Revolving Credit Agreement dated as of January 14, 1999 among Grey Wolf Drilling Company LP (as borrower), Grey Wolf, Inc. (as guarantor), The CIT Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders). (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated January 26, 1999).

Exhibit No.		Documents
10.11	—
First Amendment to Loan Agreement dated as of December 20, 2001, by and among Grey Wolf Drilling Company, LP (as borrower) and Grey Wolf, Inc. (as guarantor) and the CIT Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders) (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

10.12	—
Second Amendment to Loan Agreement dated as of February 7, 2003 by and among Grey Wolf Drilling Company L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders) (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2002).

10.13	—
Non-Qualified Stock Option Agreement dated January 16, 1999, by and between the Company and Edward S. Jacob, III. (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 1999).

10.14	—
Form of Amendment to Non-Qualified Stock Option Agreements dated November 13, 2001, by and between the Company and Thomas P. Richards (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

10.15	—
Form of Amendment to Non-Qualified Stock Option Agreement dated November 13, 2001, by and among the Company (f.k.a. DI Industries, Inc.), Thomas P. Richards and Richards Brothers Interests, L.P. (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

10.16	—
Form of Amendment to Non-Qualified Stock Option Agreements dated November 13, 2001, by and between the Company and each of David W. Wehlmann, Edward S. Jacob III, Gary D. Lee, Ronnie E. McBride, Merrie S. Costley, and Donald J. Guedry, Jr. (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

10.17	—	Grey Wolf, Inc. Executive Severance Plan effective November 15, 2001 (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).
10.18	—
Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Thomas P. Richards (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

10.19	—
Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and David W. Wehlmann (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

10.20	—
Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Edward S. Jacob III (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

10.21	—
Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Gary D. Lee (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

10.22	—
Employment Agreement effective March 31, 2003 by and between the Company and William E. Chiles (incorporated herein by reference to Grey Wolf, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

Exhibit No.		Documents
10.23	—
Form of Non-Qualified Stock Option Agreement dated as of February 13, 2002, by and between the Company and each of Frank M. Brown, William T. Donovan, James K.B. Nelson, Robert E. Rose, Steven A. Webster, and William R. Ziegler (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

10.24	—	Grey Wolf, Inc. 2003 Incentive Plan (incorporated herein by reference to Grey Wolf, Inc. 2003 Annual Meeting of Shareholders definitive proxy materials).
21.1	—	List of Subsidiaries of Grey Wolf, Inc (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2003).
*23.1	—	Consent of Independent Registered Public Accounting Firm, KPMG LLP
*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
*32.1	—
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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of August, 2004.

Grey Wolf, Inc.
By:	/s/ David W. Wehlmann
David W. Wehlmann, Executive Vice President and
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures and Capacities		Date

By:	/s/ Thomas P. Richards	August 9, 2004
Thomas P. Richards, Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David W. Wehlmann	August 9, 2004
David W. Wehlmann, Executive Vice President and Chief Financial Officer

By:	/s/ Merrie S. Costley	August 9, 2004
Merrie S. Costley, Vice President and Controller

By:	/s/ William R. Ziegler	August 9, 2004
William R. Ziegler, Director

By:	/s/ Frank M. Brown	August 9, 2004
Frank M. Brown, Director

By:	/s/ William T. Donovan	August 9, 2004
William T. Donovan, Director

By:	/s/ James K. B. Nelson	August 9, 2004
James K. B. Nelson, Director

By:	/s/ Robert E. Rose	August 9, 2004
Robert E. Rose, Director

By:	/s/ Steven A. Webster	August 9, 2004
Steven A. Webster, Director

Index to Exhibit

Exhibit No.		Documents
3.1	—	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).
3.2	—	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).
4.1	—
Form of Trust Indenture, dated June 27, 1997, relating to the 8 7/8% Senior Notes due 2007 by the Company and Texas Commerce Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-26519 filed June 24, 1997).

4.2	—
Supplemental Indenture (to the Trust Indenture dated June 27, 1997), dated as of March 31, 1998, among the Company, the New Guarantor, the Existing Guarantors, and Chase Bank of Texas National Association, as Trustee. (incorporated herein by reference to Exhibit 4.5 to Form 8-K filed May 21, 1998).

4.3	—
Second Supplemental Indenture (to the Trust Indenture dated June 27, 1997), dated as of May 8, 1998, by and among the Company, the Guarantors, and Chase Bank of Texas, National Association, as Trustee (incorporated herein by reference to Exhibit 4.5 to Form 8-K filed May 21, 1998).

4.4	—
Third Supplemental Indenture (to the Trust Indenture dated June 27, 1997), dated as of January 4, 1999, among the Company, the New Guarantors, the Existing Guarantors, and Chase Bank of Texas, National Association, as Trustee (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

4.5	—
Form of Trust Indenture, dated May 8, 1998, relating to the 8 7/8% Senior Notes due 2007 by and among the Company, the Guarantors, and Chase Bank of Texas, National Association, as Trustee (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed May 21, 1998).

4.6	—
Supplemental Indenture (to the Trust Indenture dated May 8, 1998), dated as of January 4, 1999, among the Company, the New Guarantors, the Existing Guarantors and Chase Bank of Texas, National Association, as Trustee (incorporated herein by reference to Grey Wolf, Inc. Annual Report on From 10-K for the year ended December 31, 2001).

4.7	—
Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.8	—
Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.9	—
Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

10.1	—
Form of Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.2 to Registration Statement No. 333-14783).

10.2	—	Form of Incentive Stock Option Agreement dated September 3, 1996, by

Exhibit No.		Documents
and between the Company and Ronnie E. McBride (incorporated herein by reference to Exhibit 10.14 to Post Effective Amendment No. 1 to Registration Statement No. 333-14783).
10.3	—
Form of Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the Company and Ronnie E. McBride. (incorporated herein by reference to Exhibit 10.15 to Post Effective Amendment No. 1 to Registration Statement No. 333-14783).

10.4	—	Grey Wolf, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Grey Wolf, Inc. 1996 Annual Meeting of Shareholders definitive proxy materials).
10.5	—	Grey Wolf Inc. Amendment to 1996 Employee Stock Option Plan (incorporated herein by reference to Grey Wolf, Inc. 1999 Annual Meeting of Shareholders definitive proxy materials filed April 9, 1999).
10.6	—
Grey Wolf, Inc. Second Amendment to 1996 Employee Stock Option Plan dated May 14, 2002 (incorporated herein by reference to Exhibit 4.6 to Grey Wolf, Inc. Registration Statement on Form S-8 No. 333-90888 filed June 21, 2002).

10.7	—	Drillers Inc. 1982 Stock Option and Long-Term Incentive Plan for Key Employees (incorporated by reference to Drillers Inc. 1982 Annual Meeting definitive proxy solicitation materials).
10.8	—
Form of Incentive Stock Option Agreement dated March 17, 1997, by and between the Company and Gary D. Lee (incorporated by reference to DI Industries, inc. Annual Report of Form 10-K for the year ended December 31, 1996).

10.9	—
Form of Non-Qualified Stock Option Agreement dated February 10, 1998, by and between the Company and David W. Wehlmann (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 1997).

10.10	—
Revolving Credit Agreement dated as of January 14, 1999 among Grey Wolf Drilling Company LP (as borrower), Grey Wolf, Inc. (as guarantor), The CIT Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders). (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated January 26, 1999).

10.11	—
First Amendment to Loan Agreement dated as of December 20, 2001, by and among Grey Wolf Drilling Company, LP (as borrower) and Grey Wolf, Inc. (as guarantor) and the CIT Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders) (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

10.12	—
Second Amendment to Loan Agreement dated as of February 7, 2003 by and among Grey Wolf Drilling Company L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders) (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2002).

10.13	—
Non-Qualified Stock Option Agreement dated January 16, 1999, by and between the Company and Edward S. Jacob, III. (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 1999).

10.14	—
Form of Amendment to Non-Qualified Stock Option Agreements dated November 13, 2001, by and between the Company and Thomas P. Richards (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

10.15	—	Form of Amendment to Non-Qualified Stock Option Agreement dated November 13, 2001, by and among the Company (f.k.a. DI Industries, Inc.), Thomas P. Richards and Richards Brothers Interests, L.P

Exhibit No.		Documents
(incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).
10.16	—
Form of Amendment to Non-Qualified Stock Option Agreements dated November 13, 2001, by and between the Company and each of David W. Wehlmann, Edward S. Jacob III, Gary D. Lee, Ronnie E. McBride, Merrie S. Costley, and Donald J. Guedry, Jr. (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

10.17	—	Grey Wolf, Inc. Executive Severance Plan effective November 15, 2001 (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).
10.18	—
Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Thomas P. Richards (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

10.19	—
Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and David W. Wehlmann (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

10.20	—
Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Edward S. Jacob III (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

10.21	—
Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Gary D. Lee (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

10.22	—
Employment Agreement effective March 31, 2003 by and between the Company and William E. Chiles (incorporated herein by reference to Grey Wolf, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.23	—
Form of Non-Qualified Stock Option Agreement dated as of February 13, 2002, by and between the Company and each of Frank M. Brown, William T. Donovan, James K.B. Nelson, Robert E. Rose, Steven A. Webster, and William R. Ziegler (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

10.24	—	Grey Wolf, Inc. 2003 Incentive Plan (incorporated herein by reference to Grey Wolf, Inc. 2003 Annual Meeting of Shareholders definitive proxy materials).
21.1	—	List of Subsidiaries of Grey Wolf, Inc. (incorporated herein by reference to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2003).
*23.1	—	Consent of Independent Registered Public Accounting Firm, KPMG LLP
*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
*32.1	—
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

* Filed herewith