Form 10-Q/A
period 2004-03-31
GREY WOLF INC
filed 2004-08-09
CIK 320186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Yes ☑ No

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

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Contract drilling	$75,200	$62,387
Costs and expenses:
Drilling operations	62,537	55,285
Depreciation	12,972	12,291
General and administrative	3,140	3,246
Gain on sale of assets	(11)	(21)

Total costs and expenses	78,638	70,801

Operating loss	(3,438)	(8,414)
Other income (expense):
Interest income	166	289
Interest expense	(6,166)	(6,037)
Other, net	–	14

Other expense, net	(6,000)	(5,734)

Loss before income taxes	(9,438)	(14,148)
Income tax benefit:
Current	–	–
Deferred	(3,007)	(4,527)

Total income tax benefit	(3,007)	(4,527)

Net loss	$(6,431)	$(9,621)

Basic and diluted net loss per common share	$(0.04)	$(0.05)

Basic and diluted weighted average common shares outstanding	181,456	181,104

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

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2004 and the results of operations and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The results of operations for the three month period ended March 31, 2004 and 2003 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements in accordance with U.S. GAAP have been omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

Loss per share — basic and diluted
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

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncement

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revised version of FIN 46. FIN 46 clarifies existing accounting literature regarding the consolidation of entities in which a company holds a “controlling financial interest.” A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors (“variable interests”) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (“variable interest entities”). The provisions of FIN 46, as revised, are effective for the first reporting period ending after March 15, 2004. The provisions of FIN 46 did not have an effect on the Company’s consolidated financial statements for the quarter ending March 31, 2004.

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

(4) Long-Term Debt

     Long-term debt consists of the following (amounts in thousands):

	March 31,	December 31,
	2004	2003
	(Unaudited)
8⅞% Senior Notes due July 2007	$84,905	$84,898
3.75% Contingent Convertible Senior Notes due May 2023	150,000	150,000
Floating Rate Contingent Convertible Senior Notes due April 2024	100,000	–

	334,905	234,898
Less current maturities	(84,905)	–

Long-term debt	$250,000	$234,898

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

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8⅞% Senior Notes

     At March 31, 2004, the Company had $85.0 million in principal amount of 8⅞% Senior Notes due July 2007 (the “8⅞% Notes”) outstanding. The 8⅞% Notes bear interest at 8⅞% per annum with an original maturity on July 1, 2007. The 8⅞% Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial.

     On March 31, 2004, $90.0 million of the $97.8 million of net proceeds received from the issuance of the Floating Rate Notes was irrevocably deposited with the trustee for the 8⅞% Notes to redeem the remaining $85.0 million aggregate principal amount of those notes at 102.9580%, plus accrued interest to the redemption date. On April 30, 2004, the cash deposited with the trustee was used to redeem the $85.0 million aggregate principal amount of the 8⅞% Notes. At March 31, 2004, $84.9 million, which is net of the remaining original issue discount, is included as current maturities of senior notes and $90.0 million is included in restricted cash on the consolidated balance sheet. The redemption premium of $2.5 million is included in interest expense during the quarter ended March 31, 2004 and the remaining $1.1 million of deferred financing costs associated with the 8⅞% Notes will be accelerated and amortized through the redemption date of April 30, 2004.

     On July 1, 2003, the $146.6 million of net proceeds from the issuance of the 3.75% Notes plus $30.6 million of available cash were used to redeem $165.0 million aggregate principal amount of 8⅞% Notes previously outstanding at 102.9580%, plus accrued interest. The redemption premium of $4.9 million was included in interest expense in the second quarter of 2003. Amortization of the previously deferred financing costs associated with the partial redemption of the 8⅞% Notes on July 1, 2003 was accelerated and approximately $2.5 million was recognized in interest expense in the quarter ended June 30, 2003.

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

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of Grey Wolf, Inc. included elsewhere herein and with our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K /A for the year ended December 31, 2003.

Overview

     We are a leading provider of contract land drilling services in the United States with a fleet, at May 3, 2004, of 127 rigs, of which 95 rigs were marketed. Our customers include independent producers and major oil and gas companies. We conduct all of our operations through our subsidiaries in the Ark-La-Tex, Gulf Coast, Mississippi/Alabama, South Texas, West Texas and Rocky Mountain drilling markets.

     Our business is cyclical and our financial results depend upon several factors. These factors include the overall demand for land drilling services, the level of demand for turnkey and footage services, the demand for deep versus shallow drilling services, the dayrates we receive for our services and our success drilling turnkey and footage wells.

     We make available free of charge through our website our annual reports on Form 10-K and 10K/A, quarterly reports on Form 10-Q and
10-Q/A, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Information on our website is not a part of this report. Our website address is www.gwdrilling.com.

Rig Activity

     The number of our rigs working increased modestly in the first quarter of 2003 and remained relatively stable throughout 2003. During the first quarter of 2004 and continuing through May 3, 2004, we saw an increase in our average rigs working. In addition, on April 6, 2004, we increased our presence in the Rocky Mountain market by acquiring New Patriot Drilling Corp. (“Patriot”) and its fleet of 10 rigs in Wyoming and Colorado. For the week ending April 29, 2004, we had an average of 83 rigs working, including eight rigs acquired from Patriot.

     The table below shows the average number of land rigs working in the United States according to the Baker Hughes rotary rig count and the average number of our rigs working.

	2002					2003					2004
Domestic												Q-2
Land Rig					Full					Full		to
Count	Q-1	Q-2	Q-3	Q-4	Year	Q-1	Q-2	Q-3	Q-4	Year	Q-1	4/29
Baker Hughes	679	683	722	723	695	773	903	964	988	880	1,002	1,039
Grey Wolf	56	54	55	54	55	59	60	62	62	61	65	80

Drilling Contract Bid Rates

     Dayrates are generally driven by the number of rigs working, or utilization. Our daywork bid rates ranged between $7,000 and $8,500 per rig day during the first quarter of 2003 and increased to $8,000 to $9,500 per rig day for the remainder of 2003 and the beginning of the first quarter of 2004. With the increase in the land rig count that began during the first quarter of 2004, however, our bid rates rose to between $8,000 to $13,000 per rig day without fuel or top drives. We believe that the bulk of this increase in dayrates will be reflected in our financial results in the third quarter of 2004.

     In addition to our fleet of drilling rigs, at May 3, 2004, we owned 15 top drives for which our current bid rates ranged from $1,300 to $2,000 per day, at that date. Bid rates for our top drives are in addition to the above stated bid rates for our rigs.

Turnkey and Footage Contract Activity

     Turnkey and footage work continues to be an important part of our business and operating strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher revenues and EBITDA (earnings before interest, taxes, deprecation and amortization) per rig day worked than under daywork contracts. However, we are typically required to bear additional operating costs (such as drill bits) and risk (such as loss of hole) that would otherwise be assumed by the customer under daywork contracts. For the quarter ended March 31, 2004, our turnkey and footage EBITDA per rig day was $4,144 compared to a daywork EBITDA per rig day of $1,181, and our turnkey and footage revenue was $27,175 per rig day compared to $10,042 per rig day for daywork. For the quarter ended March 31, 2004, turnkey and footage work represented 39% of our EBITDA and 15% of total days worked compared to 55% of our EBITDA and 20% of total days worked during the fourth quarter of 2003. Total turnkey EBITDA for the fourth quarter of 2003 was a record and the total turnkey EBITDA for the first quarter of 2004 is representative of historical levels. A rig day is defined as a twenty-four hour period in which a rig is under contract and should be earning revenue.

     The EBITDA generated on turnkey and footage contracts vary widely based upon a number of factors, including the location of the contracted work as well as the depth and level of complexity of the wells drilled. The demand for drilling services under turnkey and footage contracts has historically been greater during periods of overall lower demand. While overall demand has been higher as evidenced by the increase in rig count, the demand for turnkey services has not declined. We believe this is due in large part to current daywork rates which have only modestly increased despite the increase in rig count.

Financial Outlook

     We believe the outlook for the future of natural gas exploration and production remains positive. Natural gas and oil prices remain at attractive levels, in our opinion, with the twelve-month strips for natural gas and oil at $6.31 per mmbtu and $35.99 per barrel, respectively, at May 3, 2004. The twelve-month strip represents the average price of monthly futures contracts expiring over the next twelve months on the New York Mercantile Exchange (“NYMEX”).

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

     We believe we are ready to respond to continued increases in demand. At May 3, 2004 we had 17 cold-stacked rigs, which could be reactivated, as demand dictated, for an estimated $3.5 million to $4.0 million in the aggregate. This would increase our marketed rig count to 112 rigs. In addition, at May 3, 2004 we had 15 inventory rigs that were available for refurbishment and reactivation should the demand arise.

     The acquisition of Patriot has allowed us to expand our presence in the active Rocky Mountain market and we have reduced our ongoing interest expense with the refinancing of the remainder of our 8⅞% Senior Notes due 2007 (the “8⅞% Notes”). In the last year, we have reduced our annual interest expense by approximately $15.4 million from approximately $24.0 million to approximately $8.6 million going forward at interest rates in effect as of May 3, 2004.

     As of May 3, 2004, we expected to generate a net loss per share of approximately $.02 on a diluted basis, using a tax benefit rate of approximately 26% for the second quarter of 2004. That estimate was based upon levels of activity and dayrates anticipated at that time. We expect depreciation expense of approximately $14.0 million and interest expense of approximately $4.0 million in the second quarter of 2004. Projected interest expense for the second quarter of 2004 includes approximately $1.8 million for the accelerated amortization of the previously deferred financing costs, original issue discount on the 8⅞% Senior Notes and interest expense on the 8⅞% Senior Notes from April 1, 2004 to April 29, 2004.

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

     The demand for land drilling services is cyclical and has historically resulted in fluctuations in rig utilization. The severity and duration of the downturn during 1998 triggered an asset impairment charge of $93.2 million. We believe the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. The likelihood of an asset impairment increases during extended periods of rig inactivity. Each year we evaluate our cold stacked and inventory rigs and determine our intentions for their future use. This evaluation takes into consideration, among other things, the physical condition and marketability of the rig, and projected reactivation or refurbishment cost. To the extent that our estimates of refurbishment and reactivation cost, undiscounted future net cash flows or fair market value change or there is a deterioration in the physical condition of the inventory or cold stacked rigs, we could be required under SFAS No. 144 to record an impairment charge. During the fourth quarter of 2002, we recorded a pre-tax, non-cash asset impairment charge of $3.5 million after performing such a review. Due to the deterioration of the physical condition of five of the inventory rigs and changes in market conditions, it was determined that the rigs, based upon the economics, could no longer be returned to service at a reasonable cost that would have provided an acceptable return and that the usable component parts would be included in spare equipment and depreciated over five years. In the first quarter of 2004, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable. Below is summary of our rig fleet and the estimated cost to refurbish and reactive by category as of May 3, 2004:

		Estimated
		Per Rig
		Refurbishment
	Number	And Reactivation
Rig Category	Of Rigs	Cost
Marketed	85	N/A
Cold Stacked	17	$0.1–0.2 Million
Inventory	15	$4.5–5.5 Million

The net book value of the inventory rigs at March 31, 2004 was $19.3 million.

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

Significant Changes in Financial Condition

     The significant changes in our financial position from March 31, 2004 to December 31, 2003 are an increase in working capital of $12.1 million and an increase in long-term debt of $15.1 million. The increase in working capital and long-term debt is a result of the issuance of $100.0 million aggregate principal amount of Floating Rate Contingent Convertible Senior Notes due 2024 (the “Floating Rate Notes”), offset by the redemption of the remaining $85.0 million aggregate principal amount of our 8⅞% Notes. Working capital is also higher due to higher accounts receivable balances due to increased rig activity.

     On March 31, 2004, we issued $100.0 million aggregate principal amount of Floating Rate Notes in a private offering which yielded net proceeds of $97.8 million. Of the net proceeds, $90.0 million was irrevocably deposited with the trustee of the 8⅞% Notes to redeem the $85.0 million aggregate principal amount of those notes at 102.9580%, plus accrued interest. On April 30, 2004, the cash deposited with the trustee was used to redeem the $85.0 million aggregate principal amount of the 8⅞% Senior Notes. As a result, $84.9 million, net of the remaining original issue discount, is included as current maturities of senior notes and $90.0 million is included in restricted cash on the consolidated balance sheet at March 31, 2004. The redemption premium of $2.5 million on the 8⅞% Notes is included in the accrued interest balance and interest expense as of and for the quarter ended March 31, 2004. The issuance of the Floating Rate Notes and redemption of the 8⅞% Notes results in an increase in long-term debt of $15.0 million.

     On April 27, 2004, one of the initial purchasers in our private offering of the Floating Rate Notes exercised its full option to purchase an additional $25.0 million aggregate principal amount of the Floating Rate Notes. As a result, as of May 3, 2004, we had $125.0 million aggregate principal amount of the Floating Rate Notes outstanding. The additional Floating Rate Notes will have the same terms as those issued on March 31, 2004 and we will use the net proceeds of approximately $24.4 million for general corporate purposes.

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

     As of May 3, 2004, none of the conditions enabling the holders of the Floating Rate Notes to convert them into shares of our common stock have occurred. The indenture governing the Floating Rate Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of our securities, and does not contain any financial covenants.

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

     The 3.75% Notes did not meet the criteria for conversion into common stock at any time during the quarter ended March 31, 2004 or through May 3, 2004. At May 3, 2004, the credit ratings assigned to the 3.75% Notes by Moody’s and S&P were B1 and BB-, respectively. The indenture governing the 3.75% Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of our securities, and does not contain any financial covenants.

8⅞% Notes

     At March 31, 2004, we had $85.0 million in principal amount of 8⅞% Notes outstanding. The 8⅞% Notes bore interest at 8⅞% per annum with an original maturity on July 1, 2007. The 8⅞% Notes were our general unsecured senior obligations and were fully and unconditionally guaranteed, on a joint and several basis, by all our domestic wholly-owned subsidiaries.

     On March 31, 2004, $90.0 million of the $97.8 million of net proceeds received from the issuance of the Floating Rate Notes was irrevocably deposited with the trustee for the 8⅞% Notes to redeem all of these outstanding notes that remained at 102.9580%, plus accrued interest. On April 30, 2004, the $85.0 million aggregate principal amount of the 8⅞% Notes were redeemed.

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

Certain Contractual Commitments

     The following table summarizes certain of our contractual cash obligations and related payments due by period at March 31, 2004 (unaudited) (amounts in thousands):

	Payments Due by Period(1)
		Less than	1-3	4-5	After 5
Contractual Obligation	Total	1 year	years	years	years
Floating Rate Notes(2)
Principal	$100,000	$–	$–	$–	$100,000
Interest(3)	21,200	1,060	2,120	2,120	15,900
3.75% Notes(2)
Principal	150,000	–	–	–	150,000
Interest	109,688	5,625	11,250	11,250	81,563
8 7/8% Notes(4)
Principal	85,000	85,000	–	–	–
Interest	5,008	5,008	–	–	–
Operating leases	3,313	528	948	928	909

Total contractual
cash obligations	$474,209	$97,221	$14,318	$14,298	$348,372

(1)	This assumes no conversion, acceleration of maturity dates due to redemption, breach of, or default under, the terms of the applicable contractual obligation, except as described under “8⅞% Notes”.

(2)	See “8⅞% Notes”, “3.75% Notes”, and “Floating Rate Notes” above, for information relating to covenants, the breach of which could cause a default under, and acceleration of the maturity date. Also see “3.75% Notes” and “Floating Rate Notes” for information related to the holders’ conversion rights.

(3)	Assumes the current 3-month LIBOR of 1.11% minus a spread of 0.05%.

(4)	Represents redemption of $85.0 million on April 30, 2004, including the redemption premium of $2.5 million and accrued interest to the redemption date of $2.5 million.

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

     Our cash flows from operating activities are affected by a number of factors including the number of rigs under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow used in operating activities during the first three months of 2004 and 2003 was $3.9 million and $8.0 million, respectively. The reduction in cash flow used in operating activities from the first quarter of 2003 to the first quarter of 2004 is due primarily to an increase in rig activity partially offset by the $5.0 million in redemption premium and accrued interest on the 8⅞% Notes which was irrevocably deposited with the trustee.

     Cash flow used in investing activities for the three months ended March 31, 2004 and 2003, respectively, primarily consisted of $4.5 million and $2.8 million of capital expenditures, respectively. These capital expenditures included betterments and improvements to our rigs, the acquisition of drill pipe and collars, and other capital items.

     Cash flow provided by financing activities for the three months ended March 31, 2004 primarily consisted of the net proceeds of $97.8 million from the issuance of $100.0 million of Floating Rate Notes on March 31, 2004, offset by $85.0 million irrevocably deposited with the trustee of the 8⅞% Notes for redemption on April 30, 2004. Cash flow provided by financing activities for the three months ended March 31, 2004 also included $626,000 from stock option exercises. Cash flow provided by financing activities for the three months ended March 31, 2003 consisted of $204,000 from stock option exercises.

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

Results of Operations

     Our drilling contracts generally provide compensation on either a daywork, turnkey or footage basis. Successfully completed turnkey and footage contracts generally result in higher revenues per rig day worked than under daywork contracts. EBITDA per rig day worked on successful turnkey and footage jobs are also generally greater than under daywork contracts, although we are typically required to bear additional operating costs (such as drill bits) that would typically be paid by the customer under daywork contracts. Contract drilling revenuesand EBITDA on turnkey and footage contacts are affected by a number of variables, which include the depth of the well, geological complexities and the actual difficulties encountered in drilling the well.

     In the following discussion of the results of our operations and elsewhere in our filings, we use EBITDA and EBITDA per rig day. EBITDA is a non-GAAP (“general accepted accounting principle”) financial measure under Regulation G of the rules and regulations of the Securities and Exchange Commission. In accordance with Regulation G, we have included below a reconciliation of EBITDA to net income (loss), which is the nearest comparable financial measure.

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

	Three Months Ended
	March 31,
	2004	2003
Earnings before interest, taxes,
depreciation and amortization	$9,700	$4,180
Depreciation	12,972	12,291
Interest expense	6,166	6,037
Total income tax expense (benefit)	(3,007)	(4,527)

Net income (loss) applicable to common shares	$(6,431)	$(9,621)

Comparison of the Three Months Ended March 31, 2004 and 2003

     The following table highlights rig days worked, contract drilling revenue and EBITDA for our daywork and turnkey operations for the three months ended March 31, 2004 and 2003.

		Three Months Ended			Three Months Ended
		March 31, 2004			March 31, 2003
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations(1)	Total	Operations	Operations(1)	Total
	(Dollars in thousands except averages per rig day worked)
	(Unaudited)
Rig days worked	5,042	904	5,946	4,608	664	5,272
Contract drilling revenue	$50,634	$24,566	75,200	$42,647	$19,740	$62,387
Drilling operating expenses	42,072	20,465	62,537	38,248	17,037	55,285
General and administrative expenses	2,758	382	3,140	2,901	345	3,246
Interest income	(141)	(25)	(166)	(253)	(36)	(289)
Gain on sale of assets	(9)	(2)	(11)	(18)	(3)	(21)
Other, net	–	–	–	(12)	(2)	(14)

EBITDA	$5,954	$3,746	$9,700	$1,781	$2,399	$4,180

Average per rig day worked:
Contract drilling revenue	$10,042	$27,175	$12,647	$9,255	$29,729	$11,834

EBITDA	$1,181	$4,144	$1,631	$387	$3,613	$793

(1)	Turnkey operations include the results from turnkey and footage contracts.

(2)	These income and expense items are not contract related and are allocated between daywork and turnkey based upon operating rig days.

     Our EBITDA increased by $5.5 million, or 132%, to $9.7 million for the quarter ended March 31, 2004 from $4.2 million for the quarter ended March 31, 2003.

The increase resulted from a $4.2 million increase in EBITDA from daywork operations and a $1.4 million increase in EBITDA from turnkey operations. On a per rig day basis, our EBITDA increased by $838 per rig day, or 106% to $1,631 in the first quarter of 2004 from $793 for the same period in 2003. This increase included a $794 per rig day increase from daywork operations and a $531 per rig day increase from turnkey operations.

Daywork Operations

     The increase in EBITDA discussed above was due in part to an increase of 9%, or 434 rig days worked in the first quarter of 2004 when compared with the first quarter of 2003. Higher dayrates in the first quarter of 2004 versus the same period in 2003 also contributed to the increase. Contract drilling revenue per rig day increased $787, or 9%, the bulk of the increase falling straight through to EBITDA per day which also increased by 205%, or $794 per rig day.

Turnkey Operations

     The increase in turnkey EBITDA was partially due to an increase of 240 rig days worked, or 36% in the first quarter of 2004 compared to the first quarter of 2003. The increase in the number of rig days worked under turnkey contracts resulted in an increase in contract drilling revenue and drilling operating expenses. Contract drilling revenue and EBITDA, on a per rig day basis varied from 2003 due to the differences in the complexity and success of the wells drilled.

Other

     Depreciation expense increased by $681,000, or 6%, to $13.0 million for the three months ended March 31, 2004, compared to $12.3 million for the three months ended March 31, 2003. Depreciation expense is higher due to capital expenditures during the 2003 and 2004.

     Interest expense increased slightly in 2004 from 2003 due to the $2.5 million redemption premium on the 8?% Senior Notes. This redemption premium was included after the funds to redeem the remaining balance on the 8?% Senior Notes were irrevocably deposited with the trustee. Interest expense in 2004 would have been lower excluding this redemption premium due to lower interest rates as the result of the partial redemption of our 8?% Notes on July 1, 2003 and the issuance of $150.0 million aggregate principal amount of the 3.75% Notes on May 7, 2003.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the Floating Rate Notes and the CIT Facility. The Floating Rate Notes bear interest at a per annum rate which equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. We had $100.0 million of the Floating Rate Notes outstanding at March 31, 2004 and the interest rate was 1.06% at that date. A 1% change in the interest rate on the Floating Rate Notes would change our interest expense by $1.0 million on an annual basis. However, the annual interest on the Floating Rate Notes will never be below zero or more than 6.00%, which could yield interest ranging from zero to $6.0 million on an annual basis. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. As of May 3, 2004 we had no outstanding balance under the CIT Facility and as such have no exposure under this facility at this time to a change in interest rates.

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

     Our forward-looking statements speak only as of the date specified in such statements or, if no date is stated, as of the date of this report. Grey Wolf, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or with regard to any change in events, conditions or circumstances on which our forward-looking statements are based. Please refer to our Form 10-K/A filed with the Securities and Exchange Commission on August 9, 2004 for additional information concerning risk factors that could cause actual results to differ from the forward-looking statements.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Agreement and Plan of Merger among Grey Wolf, Inc., Grey Wolf Drilling Company, L.P., Grey Wolf Holdings Company, and New Patriot Drilling Corp (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 7, 2004).
*4.1	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes due 2024 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York banking corporation, as Trustee.
*4.2	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024.
*4.3	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee.
*10.1	Third Amendment to Loan Agreement as of May 1, 2003, by and among Grey Wolf Drilling Company L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders).
*10.2	Fourth Amendment to Loan Agreement as of March 31, 2004, by and among Grey Wolf Drilling Company L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders).
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
**32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

*   Previously filed.

** Filed herewith.

(b)	Reports on Form 8-K

1.	We furnished a Report on Form 8-K under Item 12 with the Securities and Exchange Commission on February 2, 2004 with regard to our press release announcing operating results for the quarter and year ended December 31, 2003.

2.	We filed a Report on Form 8-K under Item 5 with the Securities and Exchange Commission on March 8, 2004 with regard to our press release announcing the signing of a merger agreement to acquire New Patriot Drilling Corp.

3.	We filed a Report on Form 8-K under Item 5 with the Securities and Exchange Commission on March 25, 2004 with regard to our press release, pursuant to Rule 135c under the Securities Act of 1933, announcing the private offering of $100.0 million aggregate principal amount of floating rate contingent convertible senior notes due 2024 in a private offering.

4.	We filed a Report on Form 8-K under Item 5 with the Securities and Exchange Commission on March 31, 2004 with regard to our press release, pursuant to Rule 135c under the Securities Act of 1933, announcing the closing of our previously announced private offering of $100.0 million aggregate principal amount of floating rate contingent convertible senior notes due 2024.

5.	We filed a Report on Form 8-K under Item 5 with the Securities and Exchange Commission on April 7, 2004 with regard to our press release announcing the closing of the previously announced acquisition of New Patriot Drilling Corp.

6.	We filed a Report on Form 8-K under Item 5 with the Securities and Exchange Commission on April 22, 2004 with regard to our press release, pursuant to Rule 135c under the Securities Act of 1933, announcing that one of the initial purchasers in our previously announced private offering of 100.0 million aggregate principal amount of floating rate contingent convertible senior notes due 2024 has exercised its full option to purchase an additional $25.0 million aggregate principal amount of the notes.

7.	We furnished a Report on Form 8-K under Item 12 with the Securities and Exchange Commission on April 27, 2004 with regard to our press release announcing operating results for the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREY WOLF, INC.
Date: August 9, 2004	By:	/s/David W. Wehlmann
David W. Wehlmann
Executive Vice President and Chief Financial Officer

Date: August 9, 2004	By:	/s/Merrie S. Costley
Merrie S. Costley
Vice President and Controller

INDEX TO EXHIBITS

Exhibit Description
2.1	Agreement and Plan of Merger among Grey Wolf, Inc., Grey Wolf Drilling Company, L.P., Grey Wolf Holdings Company, and New Patriot Drilling Corp (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 7, 2004).
*4.1	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes due 2024 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York banking corporation, as Trustee.
*4.2	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024.
*4.3	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee.
*10.1	Third Amendment to Loan Agreement as of May 1, 2003, by and among Grey Wolf Drilling Company L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders).
*10.2	Fourth Amendment to Loan Agreement as of March 31, 2004, by and among Grey Wolf Drilling Company L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders).
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
**32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

*   Previously filed.

** Filed herewith.