Form 10-Q
period 2004-06-30
GREY WOLF INC
filed 2004-08-09
CIK 320186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _________________ to _________________

Commission File Number 1-8226

Grey Wolf, Inc.

(Exact name of registrant as specified in its charter)

Texas	74-2144774
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification number)

10370 Richmond Avenue, Suite 600
Houston, Texas	77042
(Address of principal executive offices)	Zip Code)

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

Yes   X         No

     The number of shares of the Registrant’s common stock, par value $.10 per share, outstanding at August 3, 2004, was 186,352,991.

GREY WOLF, INC. AND SUBSIDIARIES

GREY WOLF, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Amounts in thousands, except share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,825	$54,350
Restricted cash	752	749
Accounts receivable, net of allowance of $2,443	84,797	60,181
Prepaids and other current assets	5,294	4,379

Total current assets	141,668	119,659
Property and equipment:
Land, buildings and improvements	5,043	5,043
Drilling equipment	798,035	738,097
Furniture and fixtures	3,515	3,332

Total property and equipment	806,593	746,472
Less: accumulated depreciation	(368,771)	(342,194)

Net property and equipment	437,822	404,278
Goodwill	9,247	—
Other noncurrent assets, net	9,841	5,141

	$598,578	$529,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$44,753	$27,893
Accrued workers’ compensation	4,494	5,295
Payroll and related employee costs	6,750	6,660
Accrued interest payable	1,252	4,664
Other accrued liabilities	6,260	6,420

Total current liabilities	63,509	50,932
Senior notes	—	84,898
Contingent convertible senior debt	275,000	150,000
Other long-term liabilities	4,991	4,115
Deferred income taxes	45,798	43,496
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Series B Junior Participating Preferred stock, $1 par value; 250,000 shares authorized; none outstanding	—	—
Common stock, $.10 par value; 300,000,000 shares authorized; 186,352,991 and 181,283,431 issued and outstanding, respectively	18,636	18,129
Additional paid-in capital	351,315	330,266
Accumulated deficit	(160,671)	(152,758)

Total shareholders’ equity	209,280	195,637

	$598,578	$529,078

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Contract drilling	$103,750	$66,949	$178,950	$129,336
Costs and expenses:
Drilling operations	84,509	59,569	147,046	114,854
Depreciation and amortization	14,091	12,509	27,063	24,800
General and administrative	3,167	2,763	6,307	6,009
Gain on sale of assets	(7)	(72)	(18)	(93)

Total costs and expenses	101,760	74,769	180,398	145,570

Operating income (loss)	1,990	(7,820)	(1,448)	(16,234)
Other income (expense):
Interest income	170	427	336	716
Interest expense	(3,908)	(14,528)	(10,074)	(20,565)
Other, net	—	—	—	14

Other expense, net	(3,738)	(14,101)	(9,738)	(19,835)

Loss before income taxes	(1,748)	(21,921)	(11,186)	(36,069)
Income tax benefit:
Current	—	—	—	—
Deferred	(266)	(7,736)	(3,273)	(12,263)

Total income tax benefit	(266)	(7,736)	(3,273)	(12,263)

Net loss	$(1,482)	$(14,185)	$(7,913)	$(23,806)

Basic and diluted net loss per common share	$(0.01)	$(0.08)	$(0.04)	$(0.13)

Basic and diluted weighted average common shares outstanding	186,073	181,217	183,765	181,160

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss
(Amounts in thousands)

		Common
		Stock	Additional
	Common	$.10 Par	Paid-in
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2002	181,038	$18,104	$329,712	$(122,558)	$225,258
Exercise of stock options	184	18	256	—	274
Tax benefit of stock option exercises	—	—	170	—	170
Comprehensive net loss	—	—	—	(23,806)	(23,806)

Balance, June 30, 2003 (Unaudited)	181,222	$18,122	$330,138	$(146,364)	$201,896

Balance, December 31, 2003	181,283	18,129	330,266	(152,758)	195,637
Issuance of common stock, net of issuance costs of $256	4,610	461	19,883	—	20,344
Exercise of stock options	460	46	687	—	733
Tax benefit of stock option exercises	—	—	402	—	402
Non-cash compensation expense	—	—	77	—	77
Comprehensive net loss	—	—	—	(7,913)	(7,913)

Balance, June 30, 2004 (Unaudited)	186,353	$18,636	$351,315	$(160,671)	$209,280

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,913)	$(23,806)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,063	24,800
Deferred income taxes	(3,675)	(12,433)
Gain on sale of assets	(18)	(93)
Foreign exchange gain	—	(14)
Non-cash compensation expense	77	—
Accretion of debt discount	102	271
Tax benefit of stock option exercises	402	170
Net effect of changes in assets and liabilities related to operating accounts	(10,647)	4,978

Cash provided by (used in) operating activities	5,391	(6,127)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(28,488)	—
Property and equipment additions	(18,229)	(22,169)
Proceeds from sale of property and equipment	272	244

Cash used in investing activities	(46,445)	(21,925)

Cash flows from financing activities:
Proceeds from long-term debt	122,187	146,625
Payment on long-term debt	(85,000)	—
Irrevocable deposit for redemption of long-term debt	—	(165,000)
Financing costs	(391)	(575)
Proceeds from exercise of stock options	733	274

Cash provided by (used in) financing activities	37,529	(18,676)

Net decrease in cash and cash equivalents	(3,525)	(46,728)
Cash and cash equivalents, beginning of period	54,350	113,899

Cash and cash equivalents, end of period	$50,825	$67,171

Supplemental cash flow disclosure:
Cash paid for interest	$11,909	$11,350

Cash paid for taxes	$—	$39

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

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2004 and the results of operations and cash flows for the periods indicated. All intercompany transactions have been eliminated. The results of operations for the three and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements in accordance with U.S. GAAP have been omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

(2)	Significant Accounting Policies

Earnings Per Share

     Basic earnings per share (“EPS”) is based on the weighted average shares outstanding, during the applicable period, without any dilutive effects considered. Diluted earnings per share reflects dilution from all outstanding options and will reflect the shares issuable upon the conversion of the Floating Rate Contingent Convertible Senior Notes due 2024 (the “Floating Rate Notes”) and the 3.75% Contingent Convertible Senior Notes due 2023 (the “3.75% Notes”) once a contingency has been met. The following is a reconciliation of basic and diluted weighted average common shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
	(Unaudited)
Weighted average common shares outstanding — basic	186,073	181,217	183,765	181,160
Effect of dilutive securities:
Options — Treasury Stock Method	—	—	—	—
Contingent Convertible Senior Notes	—	—	—	—

Weighted average common shares outstanding — diluted	186,073	181,217	183,765	181,160

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

     In 2004, the Company has excluded approximately 23.3 million shares and 19.2 million shares issuable upon conversion of the 3.75% Notes and Floating Rate Notes, respectively, as none of the contingencies have been met (see Note 4). The Company incurred net losses for the three month periods ended June 30, 2004 and 2003 and has excluded options to purchase 10.9 million shares and 10.7 million shares, respectively, from the computation of diluted EPS as the effect would be anti-dilutive. If the Company had not incurred a net loss, the number of shares included in the weighted average common shares outstanding would be based upon the Treasury stock method.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
	(Unaudited)
Net loss, as reported	$(1,482)	$(14,185)	$(7,913)	$(23,806)
Add: Stock-based employee compensation expense included in reporting net loss, net of related tax effects	—	—	52	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(803)	(567)	(1,274)	(1,476)

Pro forma net loss	$(2,285)	$(14,752)	$(9,135)	$(25,282)

Loss per share — basic and diluted
As reported	$(0.01)	$(0.08)	$(0.04)	$(0.13)
Pro Forma	$(0.01)	$(0.08)	$(0.05)	$(0.14)

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

Recent Accounting Pronouncement

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revised version of FIN 46. FIN 46 clarifies existing accounting literature regarding the consolidation of entities in which a company holds a “controlling financial interest.” A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors (“variable interests”) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (“variable interest entities”). The provisions of FIN 46, as revised, are effective for the first reporting period ending after March 15, 2004. The provisions of FIN 46 did not have an effect on the Company’s consolidated financial statements for the quarter ended June 30, 2004.

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

(4)	Long-Term Debt

     Long-term debt consists of the following (amounts in thousands):

	June 30,	December 31,
	2004	2003
	(Unaudited)
8 7/8% Senior Notes due July 2007	$—	$84,898
3.75% Contingent Convertible Senior Notes due May 2023	150,000	150,000
Floating Rate Contingent Convertible Senior Notes due April 2024	125,000	—

	275,000	234,898
Less current maturities	—	—

Long-term debt	$275,000	$234,898

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Floating Rate Notes

     On March 31, 2004, the Company issued $100.0 million aggregate principal amount of Floating Rate Notes in a private offering that yielded net proceeds of approximately $97.8 million. On April 27, 2004, one of the initial purchasers in the Company’s private offering of the Floating Rate Notes exercised its full option to purchase an additional $25.0 million aggregate principal amount of the Floating Rate Notes with the same terms. This yielded net proceeds of $24.4 million. The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. The per annum interest rate will never be less than zero or more than 6.00%. These Notes mature on April 1, 2024. The Floating Rate Notes are convertible into shares of the Company’s common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share, which is equal to a conversion rate of approximately 153.6098 shares per $1,000 principal amount of the Floating Rate Notes, subject to adjustment. The Floating Rate Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial. The Floating Rate Notes and the guarantees rank equally with all of the Company’s other senior unsecured debt, including the Company’s 3.75% Notes. Fees and expenses of approximately $3.2 million incurred at the time of issuance are being amortized through April 1, 2014, the first date the holders may require the Company to repurchase the Floating Rate Notes.

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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

     As of June 30, 2004, none of the conditions enabling the holders of the Floating Rate Notes to convert them into shares of the Company’s common stock have occurred. The indenture governing the Floating Rate Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of the Company’s securities, and does not contain any financial covenants.

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

     As of June 30, 2004, none of the conditions enabling the holders of the 3.75% Notes to convert them into shares of the Company’s common stock have occurred. At June 30, 2004, the credit ratings assigned to the 3.75% Notes by Moody’s and S&P were B1 and BB-, respectively. The indenture governing the 3.75% Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of the Company’s securities, and does not contain any financial covenants.

8⅞% Senior Notes

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

     On March 31, 2004, $90.0 million of the $97.8 million of net proceeds received from the issuance of the Floating Rate Notes was irrevocably deposited with the trustee for the 8⅞% Senior Notes (the “8⅞% Notes”) to redeem the remaining $85.0 million aggregate principal amount of those notes at 102.9580%, plus accrued interest to the redemption date. On April 30, 2004, the cash deposited with the trustee was used to redeem the $85.0 million aggregate principal amount of the 8⅞% Notes. The redemption premium of $2.5 million is included in interest expense during the quarter ended March 31, 2004 and the remaining $1.1 million of deferred financing costs associated with the 8⅞% Notes was accelerated and amortized through the redemption date of April 30, 2004.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

     The CIT Facility contains affirmative and negative covenants and the Company is in compliance with these covenants. Substantially all of the Company’s assets, including its drilling equipment, are pledged as collateral under the CIT Facility which is also secured by a guarantee of Grey Wolf and certain of the Company’s wholly-owned subsidiaries guarantees. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside the contiguous 48 states of the United States of America.

     Among the various covenants that must be satisfied under the CIT Facility are the following two covenants, as defined in the CIT Facility, which apply whenever the Company’s liquidity, defined as the sum of cash, cash equivalents and availability under the CIT Facility, falls below $25.0 million. At June 30, 2004 our liquidity, as defined above, was $109.4 million.

•	1 to 1 EBITDA coverage of debt service, tested monthly on a trailing 12 month basis; and

•	minimum tangible net worth at the end of each quarter will be at least the prior year tangible net worth less $30.0 million adjusted for quarterly tests.

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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

     The Company currently has no outstanding balance under the CIT Facility and had $16.4 million of undrawn standby letters of credit at June 30, 2004. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and retained losses which may become payable under the terms of the underlying insurance contracts and for other purposes. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

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

     The 2003 Plan replaced the Company’s 1996 Employee Stock Option Plan (the “1996 Plan”); provided, however that outstanding options previously granted under the 1996 Plan shall continue to be exercisable subject to the terms and conditions of such grants. The 1996 Plan allowed for grants of non-statutory options to purchase common stock, but no further grants of common stock will be made under the 1996 Plan. The 2003 Plan reserves a maximum of 17.0 million shares of the Company’s common stock underlying all equity-based awards, but is reduced by the number of shares of common stock subject to previous grants under the 1996 Plan. At June 30, 2004, there were 5.4 million shares of common stock available for grant under the 2003 Plan. Grants will not be made after March 2013, the date the 2003 Plan expires. Prior to 2003, the Company also granted options under stock option agreements with its chief executive officer and directors that are outside of the 2003 Plan and the 1996 Plan. At June 30, 2004, these individuals had options outstanding to purchase an aggregate of 2.0 million shares of the Company’s common stock.

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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

     In accordance with APB No. 25, the amendments to the stock option agreements created a new measurement date of November 13, 2001. APB No. 25 requires the Company to determine the intrinsic value of the options at the measurement date and recognize non-cash compensation expense upon the occurrence of a triggering event. The amount of compensation expense that would be recognized upon the occurrence of a triggering event is the difference between the fair market value of the Company’s common stock on the measurement date and the original exercise price of the options.

     During the three months ended March 31, 2004, the Company recognized non-cash compensation expense of approximately $77,000 as a result of employee terminations. These amounts have been included in general and administrative expenses on the consolidated statement of operations.

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

     For the three and six month periods ended June 30, 2004, there were no customers which provided greater than 10% of revenue. The Company had one customer which represented 14% of revenue in the second quarter of 2003; however, there were no customers with revenue greater than 10% for the six month period ended June 30, 2003.

(9)	Acquisition and Intangible Assets

     On April 6, 2004, the Company acquired all of the outstanding capital stock and stock equivalents of New Patriot Drilling Corp. by merger. The Company recorded all revenue and expenses since that date. Patriot had a fleet of ten drilling rigs and provided onshore contract land drilling services to the oil and gas industry in the Rocky Mountain region. This acquisition allowed the Company to expand its presence in this region with large natural gas reserves.

     The aggregate purchase price for Patriot was $49.3 million, including $13.8 million in cash, $14.7 million in cash to retire the outstanding debt of Patriot and 4,610,480 shares of the Company’s common stock valued at $20.6 million. The value of the common stock issued was determined based upon the average market price of the Company’s common stock over the two day period before and after the signing of the agreement and plan of merger. The cash consideration is subject to final adjustment for changes in Patriot’s working capital.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

     The purchase price was allocated among assets acquired and liabilities assumed based on their fair market value at the date of acquisition. The purchase price allocation, which is subject to refinement and the final working capital adjustment, is as follows (in thousands):

Current assets	$3,698
Property and equipment	42,384
Intangible assets	3,200
Goodwill	9,247

Total assets acquired	58,529
Current liabilities	(3,278)
Deferred tax liabilities	(5,977)

Total liabilities assumed	(9,255)
Net assets acquired	$49,274

     Goodwill represents the excess of costs over the fair value of assets of businesses acquired. None of the goodwill resulting from this acquisition is deductible for tax purposes. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company did not record an impairment charge for goodwill and its intangible assets during the second quarter of 2004.

     The intangible assets represent customer contracts and related relationships acquired and are being amortized the useful life of three years. Amortization expense related to these intangible assets was $248,000 during the second quarter of 2004 and accumulated amortization was the same as of June 30, 2004. Amortization expense related to these intangible assets over the next five fiscal years will be: 2004 — $781,000; 2005 — $1.1 million; 2006 — $1.1 million; 2007 — $219,000; and 2008 — 0. The net balance of these intangible assets were included in net other noncurrent assets on the consolidated balance sheet.

GREY WOLF INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of Grey Wolf, Inc. included elsewhere herein and with our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2003.

Overview

     We are a leading provider of contract oil and gas land drilling services in the United States with a fleet of 127 rigs, of which 98 rigs are currently marketed. Our customers include independent producers and major oil and gas companies. We conduct our operations through our subsidiaries in what we believe to be the best natural gas producing regions in the United States.

     Our business is cyclical and our financial results depend upon several factors. These factors include the overall demand for land drilling services, the level of demand for turnkey and footage services, the demand for deep versus shallow drilling services, the dayrates we receive for our services and our success drilling turnkey and footage wells.

     We make available free of charge through our website our annual reports on Form 10-K and 10-K/A, quarterly reports on Form 10-Q and 10-Q/A, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Information on our website is not a part of this report. Our website address is www.gwdrilling.com.

Rig Activity

     Beginning in the first quarter of 2004 and continuing into the third quarter of 2004, we have seen an increase in our average rigs working. Excluding the 10 rigs that we added to our fleet in connection with our acquisition of the New Patriot Drilling Corp. (“Patriot”), our average working rig count rose approximately 20% from the first quarter of 2004 to the second quarter of 2004, and has continued to climb for the third quarter to date. For the week ending July 29, 2004, we had an average of 92 rigs working, including the Patriot rigs.

     The table below shows the average number of land rigs working in the United States according to the Baker Hughes rotary rig count and the average number of our rigs working.

	2002	2003					2004
Domestic
Land Rig	Full					Full			July 1-
Count	Year	Q-1	Q-2	Q-3	Q-4	Year	Q-1	Q-2	July 30
Baker Hughes	695	773	903	964	988	880	1,002	1,049	1,096
Grey Wolf	55	59	60	62	62	61	65	86	91

Drilling Contract Bid Rates

     Dayrates are generally driven by the number of rigs working, or utilization. Our daywork bid rates ranged between $7,000 and $8,500 per rig day during the first quarter of 2003 and increased to $8,000 to $9,500 per rig day for the remainder of 2003 and the beginning of the first quarter of 2004. As of August 3, 2004, bid rates have risen to between $9,000 to $13,500 per rig day, without fuel or top drives. This increase is driven by the improvement in the land rig count.

     In addition to our fleet of drilling rigs, we own 16 top drives for which our bid rates range from $1,500 to $1,750 per day. Bid rates for our top drives are in addition to the above stated bid rates for our rigs.

Turnkey and Footage Contract Activity

     Turnkey and footage work continues to be an important part of our business and operating strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher revenues and earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) per rig day worked than under daywork contracts. A rig day is defined as a twenty-four hour period in which a rig is under contract and should be earning revenue. However, under turnkey and footage contracts we are typically required to bear additional operating costs (such as drill bits) and risk (such as loss of hole) that would otherwise be assumed by the customer under daywork contracts. For the quarter ended June 30, 2004, our turnkey and footage EBITDA was $4,594 per rig day compared to daywork EBITDA of $1,687 per rig day. Our turnkey and footage revenue was $32,945 per rig day compared to $10,203 per rig day for daywork. For the quarter ended June 30, 2004, turnkey and footage work represented 14% of total days worked compared to 15% of total days worked during the first quarter of 2004 and 15% in the second quarter of 2003.

     EBITDA generated on turnkey and footage contracts can vary widely based upon a number of factors, including the location of the contracted work as well as the depth and level of complexity of the wells drilled. The demand for drilling services under turnkey and footage contracts has historically been greater during periods of overall lower demand. While overall demand has been higher as evidenced by the increase in rig count, the demand for turnkey services has not declined. We believe this is due in large part to daywork rates increasing more slowly in comparison to the increase in rig count than has historically been the case.

Financial Outlook

     We believe the outlook for the future of natural gas exploration and production remains positive. Natural gas and oil prices remain at attractive levels, in our opinion, with the twelve-month strips for natural gas and oil at $6.37 per mmbtu and $41.63 per barrel, respectively, at August 3, 2004. The twelve-month strip represents the average price of monthly futures contracts expiring over the next twelve months on the New York Mercantile Exchange (“NYMEX”).

     The market for U.S. land rigs is improving, and we believe our customers are revising their spending objectives upward to take advantage of the favorable commodity price environment. We also believe that the U.S. land rig count has reached the point which provides solid support for improved economics for our industry. Specifically, we are experiencing increasing dayrates and improved mobilization recoveries. We recently moved two rigs into central Oklahoma and one rig into Mexico. We will continue to evaluate other opportunities in Mexico as they arise.

     We believe we are ready to respond to continued increases in demand. We currently have 14 cold-stacked rigs, which can be reactivated quickly, as demand dictates, with relatively little capital outlay (see Critical Accounting Policies). This would increase our marketed rig count to 112 rigs. In the third quarter we will reactivate two cold-stacked rigs in our Rocky Mountain division, one under a term contract. In addition, we have 15 inventory rigs that are available for refurbishment and reactivation should the demand arise.

     The acquisition of Patriot has allowed us to expand our presence in the Rocky Mountain market. We have also reduced our ongoing interest expense with the refinancing of the remainder of our 8⅞% Senior Notes due 2007 (the “8⅞% Notes”). In the last year, we reduced our annual interest expense by approximately $15.0 million from approximately $24.0 million to approximately $9.0 million going forward at current interest rates.

     The following estimate of results for the third quarter of 2004 is based upon currently anticipated levels of activity and dayrates. We expect the third quarter of 2004 to reflect an average of 91 rigs working. Operating income is projected at $4.8 million which includes depreciation expense of approximately $14.1 million and general and administrative expenses of $3.1 million. We expect interest expense of approximately $2.3 million in the third quarter of 2004. Net income per share is expected to be approximately $0.01 on a diluted basis, using a tax rate of approximately 55% based upon the expected level of net income. The tax rate includes the amortization of permanent differences that arose because of the differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The effective tax rate can vary widely depending upon the current level of income or loss.

     These projections are forward-looking statements and while we believe our estimates are reasonable, we can give no assurance that such expectations or the assumptions that underlie such assumptions will prove to be correct. We expect to average between nine and 11 rigs working under turnkey and footage contracts during the third quarter of 2004; however, there can be no assurance that we will be able to maintain the current level of activity or EBITDA derived from turnkey and footage contracts.

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

Property and Equipment

     Property and equipment, including betterments and improvements, are stated at cost with depreciation calculated using the straight-line method over the estimated useful lives of the assets. We make estimates with respect to the useful lives that we believe are reasonable. However, the cyclical nature of our business or the introduction of new technology in the industry could cause us to change our estimates, thus impacting the future calculation of depreciation. When any asset is tested for recoverability, we also review the remaining useful life of the asset. Any changes to the estimated useful life resulting from that review are made prospectively. We expense our maintenance and repair costs as incurred. We estimate the useful lives of our assets are between three and fifteen years.

Impairment of Long-Lived Assets

     We assess the impairment of our long-lived assets under Statement of Financial Accounting Standards Board (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such indicators include changes in our business plans, a change in the physical condition of a long-lived asset or the extent or manner in which it is being used, or a severe or sustained downturn in the oil and gas industry. If we determine that a triggering event, such as those described previously, has occurred we perform a review of our rig and rig equipment. Our review is performed by comparing the carrying value of each rig plus the estimated cost to refurbish or reactivate to the estimated undiscounted future net cash flows for that rig. If the carrying value plus estimated refurbishment and reactivation cost of any rig is more than the estimated undiscounted future net cash flows expected to result from the use of the rig, a write-down of the rig to estimated fair market value must be made. The estimated fair market value is the amount at which an asset could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best estimate of fair market value, however, quoted market prices are generally not available. As a result, fair value must be determined based upon other valuation techniques. This could include appraisals or present value calculations. The calculation of undiscounted future net cash flows and fair market value is based on our estimates and projections.

     The demand for land drilling services is cyclical and has historically resulted in fluctuations in rig utilization. The severity and duration of the downturn during 1998 triggered a pre-tax asset impairment charge of $93.2 million. We believe the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. The likelihood of an asset impairment increases during extended periods of rig inactivity. Each year we evaluate our cold stacked and inventory rigs and determine our intentions for their future use. This evaluation takes into consideration, among other things, the physical condition and marketability of the rig, and projected reactivation or refurbishment cost. To the extent that our estimates of refurbishment and reactivation cost, undiscounted future net cash flows or fair market value change or there is a deterioration in the physical condition of the inventory or cold stacked rigs, we could be required under SFAS No. 144 to record an impairment charge. During the fourth quarter of 2002, we recorded a pre-tax, non-cash asset impairment charge of $3.5 million after performing such a review. Due to the deterioration of the physical condition of five of the inventory rigs and changes in market conditions, it was determined that the rigs, based upon the economics, could no longer be returned to service at a reasonable cost that would have provided an acceptable return and that the usable component parts would be included in spare equipment and depreciated over five years. In the first half of 2004, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable. Below is a summary of our rig fleet and the estimated cost to refurbish and reactive by category as of August 3, 2004:

		Estimated
		Per Rig
		Refurbishment
	Number	and Reactivation
Rig Category	Of Rigs	Cost
Marketed	98	N/A
Cold Stacked	14	$0.2-0.6 Million
Inventory	15	$4.5-5.5 Million

The net book value of the inventory rigs at June 30, 2004 was $18.9 million.

Goodwill and Other Intangible Assets

     During the period, we completed the acquisition of New Patriot Drilling Corp., which was accounted for as a business combination in accordance with SFAS No. 141.

     In conjunction with the purchase price allocation of the New Patriot Drilling Company acquisition we recorded Goodwill of $9.2 million and intangible assets of $3.2 million. The intangible assets represent customer contracts and related relationships acquired and are being amortized the useful life of three years.

     Goodwill represents the excess of costs over the fair value of assets of businesses acquired. None of the goodwill resulting from this acquisition is deductible for tax purposes. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company did not record an impairment charge for goodwill and its intangible assets during the second quarter of 2004.

Revenue Recognition

     Revenues are earned under daywork, turnkey and footage contracts. Revenue from daywork and footage contracts is recognized when it is realized or realizable and earned. On daywork contracts revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. On footage contracts revenue is recognized based on the number of feet that have been drilled at fixed rates stipulated by the contract. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date compared to our estimate of the total contract costs. Under percentage-of-completion, we make estimates of the total contract costs to be incurred, and to the extent these estimates change, the amount of revenue recognized could be affected. The significance of the accrued turnkey revenue varies from period to period depending on the overall level of demand for our services and the portion of that demand that is for turnkey services. At June 30, 2004, there were nine turnkey wells in progress versus eight wells at December 31, 2003, with accrued revenue of $14.9 million and $5.0 million, respectively at such dates. Anticipated losses, if any, on uncompleted contracts are recorded at the time our estimated costs exceed the contract revenue.

Insurance Accruals

     We maintain insurance coverage related to workers’ compensation and general liability claims up to $1.0 million per occurrence with an aggregate of $2.0 million for general liability claims. These policies include deductibles of $350,000 per occurrence for workers’ compensation coverage and $250,000 per occurrence for general liability coverage. If losses should exceed the workers’ compensation and general liability policy amounts, we have excess liability coverage up to a maximum of $75.0 million. At June 30, 2004 and December 31, 2003, we had $9.5 million and $9.4 million, respectively, accrued for losses incurred within the deductible amounts for workers’ compensation and general liability claims.

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

Income Taxes

     Our deferred tax assets consist primarily of net operating loss carryforwards (“NOL’s”). The estimated amount of our NOL’s included in our deferred tax assets at June 30, 2004 are $148.8 million, which expires from 2010 to 2024. Approximately $7.2 million of these NOL’s expire in 2010 and 2011, while the remaining $141.6 million expire between 2019 and 2024. Deferred tax assets must be assessed based upon the likelihood of recoverability from future taxable income and to the extent that recovery is not likely, a valuation allowance is established. At June 30, 2004, we do not have a valuation allowance as we believe that it is more likely than not that our future taxable income and reversal of deferred tax liabilities will be sufficient to recover our deferred tax assets. Our business, however, is extremely cyclical and is highly sensitive to changes in oil and natural gas prices and demand for our services and there can be no assurances that future economic or financial developments will not impact our ability to recover our deferred tax assets.

     In addition, we have $22.3 million in permanent differences which relate to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent difference will be reduced as the assets are depreciated for financial accounting purposes on a straight-line basis over the next nine years. As the amortization of these permanent differences is a fixed amount, our effective tax rate can vary widely based upon the current level of income or loss.

Financial Condition and Liquidity

     The following table summarizes our financial position as of June 30, 2004 and December 31, 2003.

	June 30, 2004		December 31, 2003
	(Unaudited)
	(Dollars in thousands)
	Amount	%	Amount	%
Working capital	$78,159	15	$68,727	14
Property and equipment, net	437,822	82	404,278	85
Other noncurrent assets	19,088	3	5,141	1

Total	$535,069	100	$478,146	100

Long-term debt	$275,000	51	$234,898	49
Other long-term liabilities	50,789	10	47,611	10
Shareholders’ equity	209,280	39	195,637	41

Total	$535,069	100	$478,146	100

Significant Changes in Financial Condition

     The acquisition of Patriot and the refinancing of our remaining 8⅞% Notes brought significant changes to our balance sheet, including increases in net property and equipment, other noncurrent assets and shareholders’ equity. On April 6, 2004, we acquired all the outstanding capital stock and stock equivalents of Patriot by merger in exchange for $15.8 million in cash and 4,610,480 shares of our common stock. In addition, we made payments of $14.7 million to retire the outstanding debt of Patriot. The cash consideration is subject to final adjustment for changes in Patriot’s working capital. Patriot had a fleet of ten drilling rigs and provided onshore contract land drilling services to the oil and gas industry in the Rocky Mountain region. The fair value of the property and equipment acquired was $42.4 million while intangible assets acquired were valued at $3.2 million. The intangible assets represent customer contracts and related customer relationships acquired and are included in net other noncurrent assets on the consolidated balance sheet. The intangible assets along with $9.2 million of goodwill related to this acquisition are included in other noncurrent assets in the table above. Net property and equipment was also affected by capital expenditures other than for Patriot of $18.2 million and depreciation for the first six months of 2004 of $26.8 million.

     On March 31, 2004, we issued $100.0 million aggregate principal amount of Floating Rate Notes in a private offering which yielded net proceeds of $97.8 million. Of the net proceeds, $90.0 million was irrevocably deposited with the trustee of the 8⅞% Notes to redeem the $85.0 million aggregate principal amount of those notes at 102.9580%, plus accrued interest on April 30, 2004. The redemption premium of $2.5 million on the 8⅞% Notes is included in interest expense for the quarter ended March 31, 2004.

     In addition, on April 27, 2004, one of the initial purchasers in our private offering of the Floating Rate Notes exercised its full option to purchase an additional $25.0 million aggregate principal amount of the Floating Rate Notes. As a result, we have $125.0 million aggregate principal amount of the Floating Rate Notes outstanding. The additional Floating Rate Notes have the same terms as those issued on March 31, 2004 and we will use the net proceeds of approximately $24.4 million for general corporate purposes. The issuance of the Floating Rate Notes and redemption of the 8⅞% Notes results in an increase in long-term debt of $40.1 million.

     Working capital increased $9.4 million from December 31, 2003 to June 30, 2004 due primarily to an increase in accounts receivable balances partially offset by an increase in accounts payable balances. These balances have changed because of the increase in rig activity.

Floating Rate Notes

     The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05% but will never be less than zero or more than 6.00%. These notes mature on April 1, 2024. The Floating Rate Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share, which is equal to a conversion rate of approximately 153.6098 shares per $1,000 principal amount of the Floating Rate Notes, subject to adjustment. The Floating Rate Notes are our general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are immaterial. The Floating Rate Notes and the guarantees rank equally with all of our other senior unsecured debt, including our 3.75% Notes. Fees and expenses of $3.2 million incurred at the time of issuance are being amortized through April 1, 2014, the first date the holders may require us to repurchase the Floating Rate Notes.

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

     The 3.75% Notes did not meet the criteria for conversion into common stock at any time during the quarter ended June 30, 2004 or to the date of this report. At August 3, 2004, the credit ratings assigned to the 3.75% Notes by Moody’s and S&P were B1 and BB-, respectively. The indenture governing the 3.75% Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of our securities, and does not contain any financial covenants.

CIT Facility

     Our subsidiary, Grey Wolf Drilling Company L.P., has entered into a $75.0 million credit facility with the CIT Group/Business Credit, Inc. (the “CIT Facility”) which expires during January 2006. The CIT Facility provides us with the ability to borrow up to the lesser of $75.0 million or 50% of the orderly liquidation value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. The CIT Facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon our debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $20.0 million available for letters of credit. We are required to pay a commitment fee of 0.375% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum.

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

     Among the various covenants that we must satisfy under the CIT Facility are the following two covenants, as defined in the CIT Facility, which apply whenever our liquidity, defined as the sum of cash, cash equivalents and availability under the CIT Facility, falls below $25.0 million. At June 30, 2004, our liquidity as defined above was $109.4 million.

•	1 to 1 EBITDA coverage of debt service, tested monthly on a trailing 12 month basis; and

•	minimum tangible net worth ) at the end of each quarter will be at least the prior year tangible net worth less $30.0 million adjusted for quarterly tests.

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

     We currently have no outstanding balance under the CIT Facility but had $16.4 million of undrawn letters of credit at August 3, 2004. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and retained losses which may become payable under the terms of the underlying insurance contracts and for other purposes. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

Certain Contractual Commitments

     The following table summarizes certain of our contractual cash obligations and related payments due by period at June 30, 2004 (unaudited) (amounts in thousands):

	Payments Due by Period(1)
		Less than	1-3	4-5	After 5
Contractual Obligation	Total	1 year	years	years	years
Floating Rate Notes(2)
Principal	$125,000	$—	$—	$—	$125,000
Interest(3)	26,500	1,325	2,650	2,650	19,875
3.75% Notes(2)
Principal	150,000	—	—	—	150,000
Interest	106,875	5,625	11,250	11,250	78,750
Operating leases	3,663	686	1,152	1,036	789

Total contractual cash obligations	$412,038	$7,636	$15,052	$14,936	$374,414

(1)	This assumes no conversion, acceleration of maturity dates due to redemption, breach of, or default under, the terms of the applicable contractual obligation.

(2)	See “3.75% Notes” and “Floating Rate Notes” above, for information relating to covenants, the breach of which could cause a default under, and acceleration of the maturity date. Also see “3.75% Notes” and “Floating Rate Notes” for information related to the holders’ conversion rights.

(3)	Assumes the 3-month LIBOR at June 30, 2004 of 1.11% minus a spread of 0.05% (1.06%).

     Our CIT Facility provides up to $20.0 million for the issuance of letters of credit. If letters of credit which we cause to be issued are drawn upon by the holders of those letters of credit, then we will become obligated to repay those amounts along with any accrued interest and fees. Letters of credit issued reduce the amount available for borrowing under the CIT Facility and, as a result, we had borrowing capacity of $58.6 million at June 30, 2004. The following table illustrates the undrawn outstanding standby letters of credit at June 30, 2004 and the potential maturities if drawn upon by the holders (unaudited) (amounts in thousands):

	Payments Due by Period(1)
Potential	Total	Less than	1-3	4-5	Over 5
Contractual Obligation	Committed	1 year	years	years	years
Standby letters of credit	$16,445	$—	$16,445	$—	$—

Total	$16,445	$—	$16,445	$—	$—

(1)	Assumes no acceleration of maturity date due to breach of, or default under, the potential contractual obligation.

Cash Flow

     The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Six Months Ended
	June 30,
	2004	2003
	(In thousands)
	(Unaudited)
Net cash provided by (used in):
Operating activities	$5,391	$(6,127)
Investing activities	(46,445)	(21,925)
Financing activities	37,529	(18,676)

Net decrease in cash	$(3,525)	$(46,728)

     Our cash flows from operating activities are affected by a number of factors including the number of rigs under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow from operating activities provided $5.4 million and used $6.1 million during the first six months of 2004 and 2003, respectively. The increase in cash flow from operating activities from the second quarter of 2003 to the second quarter of 2004 is due primarily to an increase in EBITDA as a result of higher dayrates and rig activity.

     Cash flow used in investing activities for the six months ended June 30, 2004 primarily consisted of $28.5 million of cash paid in the Patriot acquisition, and $18.2 million of capital expenditures. For the six months ended June 30, 2003, cash flow used consisted of $22.2 million of capital expenditures, including the purchase of two diesel electric SCR rigs for $9.0 million. Capital expenditures in 2004 and 2003 included betterments and improvements to our rigs, the acquisition of drill pipe and collars, and other capital items.

     Cash flow provided by financing activities for the six months ended June 30, 2004 primarily consisted of the net proceeds of $122.2 million from the issuance of $125.0 million of Floating Rate Notes on March 31, 2004 and April 27, 2004, offset by $85.0 million for the redemption of the 8⅞% Notes on April 30, 2004. Cash flow used in financing activities for the six months ended June 30, 2003 consisted of $165.0 million of funds irrevocably deposited with the trustee of the 8⅞% Notes for partial redemption on July 1, 2003 offset by net proceeds of $146.6 million from the issuance of $150.0 million of 3.75% Notes on May 7, 2003.

Projected Cash Sources

     We expect to use cash generated from operations to cover cash requirements, including debt service on the Floating Rate Notes and 3.75% Notes and capital expenditures in 2004. Capital expenditures for 2004 are projected to be between $30.0 million and $34.0 million, subject to the actual level of rig activity and exclusive of the cost for the acquisition of Patriot. We will make quarterly interest payments on the Floating Rate Notes on January 1, April 1, July 1, and October 1 of each year and semi-annual interest payments of $2.8 million on the 3.75% Notes on May 7 and November 7 of each year through the dates of maturity. To the extent that we are unable to generate sufficient cash from operations, we would be required to use cash on hand or draw on our CIT Facility.

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

Results of Operations

     Our drilling contracts generally provide compensation on either a daywork, turnkey or footage basis. Successfully completed turnkey and footage contracts generally result in higher revenues per rig day worked than under daywork contracts. EBITDA per rig day worked on successful turnkey and footage jobs are also generally greater than under daywork contracts, although we are typically required to bear additional operating costs (such as drill bits) that would typically be paid by the customer under daywork contracts. Contract drilling revenues and EBITDA on turnkey and footage contacts are affected by a number of variables, which include the depth of the well, geological complexities and the actual difficulties encountered in drilling the well.

     In the following discussion of the results of our operations and elsewhere in our filings, we use EBITDA and EBITDA per rig day. EBITDA is a non-GAAP financial measure under the rules and regulations of the Securities and Exchange Commission. In accordance with these rules, we have included below a reconciliation of EBITDA to net income (loss), which is the nearest comparable GAAP financial measure.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousand)
	(Unaudited)
Earnings before interest, taxes, depreciation and amortization	$16,251	$5,116	$25,951	$9,296
Depreciation	14,091	12,509	27,063	24,800
Interest expense	3,908	14,528	10,074	20,565
Total income tax expense (benefit)	(266)	(7,736)	(3,273)	(12,263)

Net income (loss) applicable to Common shares	$(1,482)	$(14,185)	$(7,913)	$(23,806)

Comparison of the Three Months Ended June 30, 2004 and 2003

     The following table highlights rig days worked, contract drilling revenue, and EBITDA for our daywork and turnkey operations for the three months ended June 30, 2004 and 2003.

	Three Months Ended			Three Months Ended
	June 30, 2004			June 30, 2003
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations(1)	Total	Operations	Operations(1)	Total
	(Dollars in thousands except averages per rig day worked)
	(Unaudited)
Rig days worked	6,752	1,058	7,810	4,643	825	5,468
Contract drilling revenue	$68,894	$34,856	$103,750	$43,821	$23,128	$66,949
Drilling operating expenses	54,879	29,630	84,509	39,799	19,770	59,569
General and administrative expenses	2,777	390	3,167	2,421	342	2,763
Interest income	(147)	(23)	(170)	(363)	(64)	(427)
Gain on sale of assets	(6)	(1)	(7)	(61)	(11)	(72)

EBITDA	$11,391	$4,860	$16,251	$2,025	$3,091	$5,116

Average per rig day worked:
Contract drilling revenue	$10,203	$32,945	$13,284	$9,438	$28,034	$12,244
EBITDA	$1,687	$4,594	$2,081	$436	$3,747	$936

(1)	Turnkey operations include the results from turnkey and footage contracts.

     Our EBITDA increased by $11.2 million, or 218%, to $16.3 million for the quarter ended June 30, 2004 from $5.1 million for the quarter ended June 30, 2003. The increase resulted from a $9.4 million increase in EBITDA from daywork operations and a $1.8 million increase in EBITDA from turnkey operations. On a per rig day basis, our EBITDA increased by $1,145 per rig day, or 122% to $2,081 in the second quarter of 2004 from $936 for the same period in 2003. This increase included a $1,251 per rig day increase from daywork operations and a $847 per rig day increase from turnkey operations. Total general and administrative expenses increased by $404,000 due to higher payroll costs, professional fees, and public company fees. Total interest income decreased by $257,000 due primarily to lower cash balances during the two periods.

Daywork Operations

     The increase in EBITDA discussed above was due in part to an increase of 45%, or 2,109 rig days worked on daywork contracts in the second quarter of 2004 when compared with the second quarter of 2003. This increase in days was due to the acquisition of Patriot and overall higher demand for our services. Higher dayrates in the second quarter of 2004 versus the same period in 2003 also contributed to the increase. Contract drilling revenue per rig increased $765, or 8%, the bulk of the increase falling straight through to EBITDA per day which increased by 287%, or $1,251 per rig day. Overall, expenses increased as a result of the increase in activity but were less on a per rig day basis as fixed costs were spread over more days worked.

Turnkey Operations

     The increase in turnkey EBITDA was partially due to an increase of 233 rig days worked, or 28% in the second quarter of 2004 compared to the second quarter of 2003. The increase in the number of rig days worked under turnkey contracts resulted in an increase in contract drilling revenue and drilling operating expenses. EBITDA and contract drilling revenue on a per rig day basis increased from 2003 due to the differences in the complexity and success of the wells drilled.

Other

     Depreciation and amortization expense increased by $1.6 million, or 13%, to $14.1 million for the three months ended June 30, 2004, compared to $12.5 million for the three months ended June 30, 2003. Depreciation and amortization expense is higher due to the acquisition of Patriot and capital expenditures during 2003 and 2004.

     Interest expense decreased by $10.6 million, or 73% to $3.9 million in the second quarter of 2004 from $14.5 million in the second quarter of 2003. This decrease is due to the issuance of the 3.75% Notes and Floating Rate Notes and subsequent redemption of our 8⅞% Notes. This refinancing resulted in substantial interest savings given the lower interest rate debt outstanding.

     Our income tax benefit decreased by $7.5 million to $266,000 for the three months ended June 30, 2004 from $7.7 million for the same period in 2003. The decrease is due to the level of losses and is also affected by the annual amortization of $2.8 million in permanent differences related to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent difference will be reduced as these assets are depreciated for financial accounting purposes on a straight-line basis over their remaining useful lives of approximately nine years. As the amortization of these permanent differences is a fixed amount, our book effective tax rate can vary widely based upon the current and projected levels of income or loss.

Comparison of the Six Months Ended June 30, 2004 and 2003

     The following tables highlight rig days worked, contract drilling revenue and EBITDA for our daywork and turnkey operations for the six months ended June 30, 2004 and 2003.

	Six Months Ended			Six Months Ended
	June 30, 2004			June 30, 2003
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations(1)	Total	Operations	Operations(1)	Total
	(Dollars in thousands except averages per rig day worked)
	(Unaudited)
Rig days worked	11,792	1,964	13,756	9,251	1,489	10,740
Contract drilling revenue	$119,528	$59,422	$178,950	$86,468	$42,868	$129,336
Drilling operating expenses	96,951	50,095	147,046	78,047	36,807	114,854
General and administrative expenses	5,535	772	6,307	5,322	687	6,009
Interest income	(288)	(48)	(336)	(616)	(100)	(716)
Gain on sale of assets	(15)	(3)	(18)	(79)	(14)	(93)
Other, net	—	—	—	(12)	(2)	(14)

EBITDA	$17,345	$8,606	$25,951	$3,806	$5,490	$9,296

Average per rig day worked:
Contract drilling revenue	$10,136	$30,256	$13,009	$9,347	$28,790	$12,042
EBITDA	$1,471	$4,382	$1,887	$411	$3,687	$866

(1)	Turnkey operations include the results from turnkey and footage contracts.

     Our EBITDA increased by $16.7 million, or 179%, to $26.0 million for the six months ended June 30, 2004 from $9.3 million for the six months ended June 30, 2003. The increase resulted from a $13.5 million increase in EBITDA from daywork operations and a $3.1 million increase in EBITDA from turnkey operations. On a per rig day basis, our total EBITDA increased by $1,021 per rig day, or 118% to $1,887 for the first six months of 2004 from $866 for the same period in 2003. This increase included a $1,060 per rig day increase from daywork operations and a $695 per rig day increase from turnkey operations. Total general and administrative expenses increased by $298,000 due to higher payroll costs, professional fees, and public company costs. Total interest income decreased by $380,000 due primarily to lower cash balances during the two periods.

Daywork Operations

     The increase in EBITDA discussed above was due in part to an increase of 27%, or 2,541 rig days worked on daywork contracts in the first six months of 2004 when compared with the same period of 2003. This increase in days was due to the acquisition of Patriot and overall higher demand for our services. Higher dayrates in 2004 versus 2003 also contributed to the increase. Contract drilling revenue per rig day increased $789, or 8%, the bulk of the increase falling straight through to EBITDA per day, which also increased by 258%, or $1,060 per rig day. Overall, expenses increased as a result of the increase in activity but were less on a per rig day basis as fixed costs were spread over more days worked.

Turnkey Operations

     The increase in turnkey EBITDA was partially due to an increase of 475 rig days worked, or 32% in the first six months of 2004 compared to the same period of 2003. The increase in the number of rig days worked under turnkey contracts resulted in an increase in contract drilling revenue and drilling operating expenses. Contract drilling revenue and EBITDA on a per rig day basis increased from 2003 due to the differences in the complexity and success of the wells drilled.

Other

     Depreciation and amortization expense increased by $2.3 million, or 9%, to $27.1 million for the six months ended June 30, 2004 compared to $24.8 million for the six months ended June 30, 2003. Depreciation and amortization expense is higher due to the acquisition of Patriot and capital expenditures during the first six months of 2004.

     Interest expense decreased by $10.5 million, or 51%, to $10.1 million for the six months ended June 30, 2004 from $20.6 million for the same period in 2003. The decrease is due to the issuance of the 3.75% Notes and Floating Rate Notes and subsequent redemption of our 8⅞% Notes. This refinancing resulted in substantial interest savings given the lower interest rate debt outstanding.

     Our income tax benefit decreased by $9.0 million to $3.3 million for the six months ended June 30, 2004 from $12.3 million for the same period in 2003. The decrease is due to the level of losses and is also affected by the annual amortization of $2.8 million in permanent differences related to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent difference will be reduced as these assets are depreciated for financial accounting purposes on a straight-line basis over their remaining useful lives of approximately nine years. As the amortization of these permanent differences is a fixed amount, our book effective tax rate varies widely based upon the current and projected levels of income or loss.

Item 3. Quantitative and qualitative disclosure about market risk

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the Floating Rate Notes and the CIT Facility. The Floating Rate Notes bear interest at a per annum rate which is equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. We had $125.0 million of the Floating Rate Notes outstanding at June 30, 2004. A 1% change in the interest rate on the Floating Rate Notes would change our interest expense by $1.3 million on an annual basis. However, the annual interest on the Floating Rate Notes will never be below zero or more than 6.00%, which could yield interest expense ranging from zero to $7.5 million on an annual basis. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. We currently have no outstanding balance under the CIT Facility and as such have no exposure under this facility at this time to a change in interest rates.

Item 4. Controls and Procedures

     As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are involved in litigation incidental to the conduct of our business, none of which management believes is, individually or in the aggregate, material to our consolidated financial condition or results of operations. See Note 6 — Contingencies in Notes to Consolidated Financial Statements.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

     See Note (9) to our Consolidated Financial Statements for information regarding the sale of our common stock which was made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 in connection with the negotiated acquisition of New Patriot Drilling Corp. by merger from the nine shareholders of the company who were sophisticated purchasers.

     See Note (4) to our Consolidated Financial Statements for information regarding the sale of our Floating Rate Notes which was made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 144A thereunder in a negotiated sale of Deutsche Bank Securities Inc. and Credit Suisse First Boston, LLC the initial purchasers of the Floating Rate Notes.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     On May 11, 2004, the Annual Meeting of our shareholders was held and the holders of our common stock elected James K.B. Nelson and Robert E. Rose as Class II Directors. The Class II Directors will hold office until the Annual Meeting in 2007 or until their successors have been duly elected and qualified. The following details the number of votes for the election of these directors and the number of votes withheld.

Director	For	Withheld
James K.B. Nelson	138,539,176	37,974,406
Robert E. Rose	174,575,996	1,937,586

Item 5. Other Information

     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:

•	business strategy;

•	demand for our services;

•	2004 rig activity and financial results;

•	rigs expected to be engaged in turnkey and footage operations;

•	reactivation and cost of reactivation of non-marketed rigs;

•	projected dayrates;

•	projected interest expense;

•	projected tax rate;

•	wage rates and retention of employees;

•	sufficiency of our capital resources and liquidity; and

•	depreciation and capital expenditures in 2004.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

(b)	Reports on Form 8-K

1.	We filed a Report on Form 8-K under Item 5 with the Securities and Exchange Commission on April 1, 2004 with regard to our press release, pursuant to Rule 135c under the Securities Act of 1933, announcing the closing of our previously announced private offering of $100.0 million aggregate principal amount of floating rate contingent convertible senior notes due 2024.

2.	We filed a Report on Form 8-K under Item 5 with the Securities and Exchange Commission on April 7, 2004 with regard to our press release announcing the closing of the previously announced acquisition of New Patriot Drilling Corp.

3.	We filed a Report on Form 8-K under Item 5 with the Securities and Exchange Commission on April 22, 2004 with regard to our press release, pursuant to Rule 135c under the Securities Act of 1933, announcing that one of the initial purchasers in our previously announced private offering of $100.0 million aggregate principal amount of floating rate contingent convertible senior notes due 2024 has exercised its full option to purchase an additional $25.0 million aggregate principal amount of the notes.

4.	We furnished a Report on Form 8-K under Item 12 with the Securities and Exchange Commission on April 27, 2004 with regard to our press release announcing operating results for the quarter ended March 31, 2004.

5.	We furnished a Report on Form 8-K under Item 12 with the Securities and Exchange Commission on July 29, 2004 with regard to our press release announcing operating results for the quarter ended June 30, 2004.

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

Index to Exhibits

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