Form 10-K/A
period 2003-12-31
GREY WOLF INC
filed 2004-08-11
CIK 320186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 2)

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

Explanatory Note

     Grey Wolf, Inc. (the “Registrant”) is filing this Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2003 (the “Annual Report”) to a) amend and revise Items 1, 7 and 8 to provide additional or clarifying disclosure, b) add clarifying disclosure in Item 7. Critical Accounting Policies, c) amend Items 1 and 7 by replacing the presentation of operating margin with the presentation of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a non-GAAP financial measure and d) amend Item 8 to reclassify Gain on Sale of Assets from "Other Income (Expense)" to "Costs and Expenses" in the Consolidated Statements of Operations. This Amendment continues to speak as of the date of the original filing of the Annual Report, and the Registrant has not updated the disclosures contained herein to reflect any events that occurred at a later date.

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

     We make available free of charge through our website our annual reports on Form 10-K and Form 10-K/A, quarterly reports on Form 10-Q and Form 10-Q/A, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Information on our website is not a part of this report.

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

Forward-Looking Statements

     This annual report on Form 10-K/A (Amendment No.2) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:

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

/s/ KPMG LLP

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of August, 2004.

Grey Wolf, Inc.
By:	/s/ David W. Wehlmann
David W. Wehlmann, Executive Vice President and
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures and Capacities		Date

By:	/s/ Thomas P. Richards	August 10, 2004
Thomas P. Richards, Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David W. Wehlmann	August 10, 2004
David W. Wehlmann, Executive Vice President and Chief Financial Officer

By:	/s/ Merrie S. Costley	August 10, 2004
Merrie S. Costley, Vice President and Controller

By:	/s/ William R. Ziegler	August 10, 2004
William R. Ziegler, Director

By:	/s/ Frank M. Brown	August 10, 2004
Frank M. Brown, Director

By:	/s/ William T. Donovan	August 10, 2004
William T. Donovan, Director

By:	/s/ James K. B. Nelson	August 10, 2004
James K. B. Nelson, Director

By:	/s/ Robert E. Rose	August 10, 2004
Robert E. Rose, Director

By:	/s/ Steven A. Webster	August 10, 2004
Steven A. Webster, Director

Index to Exhibit

Exhibit No.		Documents
3.1	—	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).
3.2	—	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).
4.1	—
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