Form 10-Q/A
period 2004-03-31
GREY WOLF INC
filed 2004-08-11
CIK 320186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

     Grey Wolf, Inc. (the “Registrant”) is filing this Amendment No. 2 (the “Amendment”) to its Quarterly Report on Form 10-Q for the three month period ended March 31, 2004 (the “Quarterly Report”) to a) amend and revise Items 1 and 2 to provide additional or clarifying disclosure, b) add clarifying disclosure in Item 2. Critical Accounting Policies, c) amend Item 2 by replacing the presentation of operating margin with the presentation of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a non-GAAP financial measure and d) amend Item 1 to reclassify Gain on Sale of Assets from "Other Income (Expense)" to "Costs and Expenses" in the Consolidated Statements of Operations. This Amendment continues to speak as of the date of the original filing of the Quarterly Report, and the Registrant has not updated the disclosures contained herein to reflect any events that occurred at a later date.

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

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of Grey Wolf, Inc. included elsewhere herein and with our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2003.

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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     This Quarterly Report on Form 10-Q/A (Amendment No. 2) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:

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

GREY WOLF, INC.
Date: August 10, 2004	By:	/s/David W. Wehlmann
David W. Wehlmann
Executive Vice President and Chief Financial Officer

Date: August 10, 2004	By:	/s/Merrie S. Costley
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