Form 10-Q
period 2004-09-30
GREY WOLF INC
filed 2004-11-09
CIK 320186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to

Commission File Number 1-8226

Grey Wolf, Inc.

(Exact name of registrant as specified in its charter)

Texas (State or jurisdiction of incorporation or organization)	74-2144774 (I.R.S. Employer Identification number)

10370 Richmond Avenue, Suite 600 Houston, Texas (Address of principal executive offices)	77042 Zip Code)

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

Yes ☒ No ☐

     The number of shares of the Registrant’s common stock, par value $.10 per share, outstanding at November 5, 2004, was 188,788,611.

GREY WOLF, INC. AND SUBSIDIARIES

GREY WOLF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,296	$54,350
Restricted cash	754	749
Accounts receivable, net of allowance of $2,443	89,906	60,181
Prepaids and other current assets	5,837	4,379

Total current assets	149,793	119,659
Property and equipment:
Land, buildings and improvements	5,043	5,043
Drilling equipment	810,190	738,097
Furniture and fixtures	3,547	3,332

Total property and equipment	818,780	746,472
Less: accumulated depreciation	(382,699)	(342,194)

Net property and equipment	436,081	404,278
Goodwill	10,377	—
Other noncurrent assets, net	9,540	5,141

	$605,791	$529,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$36,934	$27,893
Accrued workers’ compensation	4,791	5,295
Payroll and related employee costs	6,140	6,660
Accrued interest payable	2,783	4,664
Other accrued liabilities	6,776	6,420

Total current liabilities	57,424	50,932
Senior notes	—	84,898
Contingent convertible senior debt	275,000	150,000
Other long-term liabilities	5,384	4,115
Deferred income taxes	48,053	43,496
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Series B Junior Participating Preferred stock, $1 par value; 250,000 shares authorized; none outstanding	—	—
Common stock, $.10 par value; 300,000,000 shares Authorized; 188,228,311 and 181,283,431 issued and outstanding, respectively	18,823	18,129
Additional paid-in capital	356,316	330,266
Accumulated deficit	(155,209)	(152,758)

Total shareholders’ equity	219,930	195,637

	$605,791	$529,078

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Contract drilling	$116,290	$72,383	$295,240	$201,719
Costs and expenses:
Drilling operations	87,493	64,517	234,539	179,371
Depreciation and amortization	14,271	12,786	41,334	37,586
General and administrative	3,378	2,758	9,685	8,767
(Gain) loss on sale of assets	(51)	3	(69)	(90)

Total costs and expenses	105,091	80,064	285,489	225,634

Operating income (loss)	11,199	(7,681)	9,751	(23,915)
Other income (expense):
Interest income	174	96	510	812
Interest expense	(2,200)	(3,598)	(12,274)	(24,163)
Other, net	—	—	—	14

Other expense net	(2,026)	(3,502)	(11,764)	(23,227)

Net income (loss) before income taxes	9,173	(11,183)	(2,013)	(47,252)
Income tax expense (benefit):
Current	—	—	—	—
Deferred	3,711	(4,233)	438	(16,496)

Total income tax expense (benefit)	3,711	(4,233)	438	(16,496)

Net income (loss)	$5,462	$(6,950)	$(2,451)	$(30,756)

Basic and diluted net income (loss) per common share	$0.03	$(0.04)	$(0.01)	$(0.17)

Weighted average common shares outstanding:
Basic	186,966	181,235	184,840	181,186

Diluted	188,748	181,235	184,840	181,186

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Amounts in thousands)

		Common
		Stock,	Additional
	Common	$.10 Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2002	181,038	$18,104	$329,712	$(122,558)	$225,258
Exercise of stock options	243	24	341	—	365
Tax benefit of stock option exercises	—	—	210	—	210
Comprehensive net loss	—	—	—	(30,756)	(30,756)

Balance, September 30, 2003 (Unaudited)	181,281	$18,128	$330,263	$(153,314)	$195,077

Balance, December 31, 2003	181,283	$18,129	$330,266	$(152,758)	$195,637
Issuance of common stock, net of issuance costs of $256	4,610	461	19,883	—	20,344
Exercise of stock options	2,335	233	4,233	—	4,466
Tax benefit of stock option exercises	—	—	1,857	—	1,857
Non-cash compensation expense	—	—	77	—	77
Comprehensive net loss	—	—	—	(2,451)	(2,451)

Balance, September 30, 2004 (Unaudited)	188,228	$18,823	$356,316	$(155,209)	$219,930

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30
	2004	2003
Cash flows from operating activities:
Net loss	$(2,451)	$(30,756)
Adjustments to reconcile net loss to net cash cash provided by (used in) operating activities:
Depreciation and amortization	41,334	37,586
Deferred income taxes	(1,420)	(16,706)
Gain on sale of assets	(69)	(90)
Foreign exchange gain	—	(14)
Non-cash compensation expense	77	—
Accretion of debt discount	102	278
Tax benefit of stock option exercises	1,857	210
Net effect of changes in assets and liabilities related to operating accounts	(22,672)	(1,846)

Cash provided by (used in) operating activities	16,758	(11,338)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(28,906)	—
Property and equipment additions	(31,067)	(29,760)
Proceeds from sale of property and equipment	899	889

Cash used in investing activities	(59,074)	(28,871)

Cash flows from financing activities:
Proceeds from long-term debt	122,187	146,625
Payment on long-term debt	(85,000)	(165,000)
Financing costs	(391)	(575)
Proceeds from exercise of stock options	4,466	365

Cash provided by (used in) financing activities	41,262	(18,585)

Net decrease in cash and cash equivalents	(1,054)	(58,794)
Cash and cash equivalents, beginning of period	54,350	113,899

Cash and cash equivalents, end of period	$53,296	$55,105

Supplemental cash flow disclosure:
Cash paid for interest	$12,378	$27,496
Cash paid for taxes	$—	$46

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

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its majority-owned subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2004 and the results of operations and cash flows for the periods indicated. All intercompany transactions have been eliminated. The results of operations for the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements in accordance with U.S. GAAP have been omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

(2) Significant Accounting Policies

Earnings Per Share

     Basic earnings per share (“EPS”) is based on the weighted average shares outstanding, during the applicable period, without any dilutive effects considered. Diluted earnings per share reflects dilution from all outstanding options and will reflect the shares issuable upon the conversion of the Floating Rate Contingent Convertible Senior Notes due 2024 (the “Floating Rate Notes”) and the 3.75% Contingent Convertible Senior Notes due 2023 (the “3.75% Notes”) once a contingency has been met (See “Recent Accounting Pronouncements”). The following is a reconciliation of basic and diluted weighted average common shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)
	(In thousands)
Weighted average common shares outstanding – basic	186,966	181,235	184,840	181,186
Effect of dilutive securities:
Options — Treasury Stock Method	1,782	—	—	—
Contingent Convertible Senior Notes	—	—	—	—

Weighted average common shares Outstanding – diluted	188,748	181,235	184,840	181,186

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In 2004, the Company has excluded approximately 23.3 million shares and 19.2 million shares issuable upon conversion of the 3.75% Notes and Floating Rate Notes, respectively, as none of the contingencies have been met (see Note 4). Options to purchase 1.1 million shares for the three months ended September 30, 2004 were also excluded from the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The Company incurred net losses for the three month period ended September 30, 2003 and has excluded options to purchase 10.7 million shares from the computation of diluted EPS as the effect would be anti-dilutive. If the Company had not incurred a net loss or the exercise prices were not greater than the average market price, the number of shares included in the weighted average common shares outstanding would be based upon the treasury stock method.

Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the provisions of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. The Company has adopted the more prominent disclosures required by SFAS No. 148 as of March 31, 2003; however, as permitted under SFAS No. 123, the Company continues to apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. These plans are more fully described in Note 7. Accordingly, no compensation expense has been recognized for stock option grants as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Had compensation expense for the stock option grants been determined on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
	(Unaudited)
Net income (loss), as reported	$5,462	$(6,950)	$(2,451)	$(30,756)
Add: Stock-based employee compensation expense included in reporting net loss, net of related tax effects	—	—	52	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(558)	(542)	(2,142)	(2,023)

Pro forma net income (loss)	$4,904	$(7,492)	$(4,541)	$(32,779)

Income (loss) per share – basic and diluted
As reported	$0.03	$(0.04)	$(0.01)	$(0.17)
Pro Forma	$0.03	$(0.04)	$(0.02)	$(0.18)

     For purposes of determining compensation expense using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options granted in 2004 and 2003 were: risk-free interest rate based on five-year Treasury strips of 3.36% and 3.67% in 2004 and 2.89% and 3.35% in 2003; dividend yield of zero in each year; stock price volatility of 55% and 56% in 2004 and of 66% and 71% in 2003; and expected option lives of five years for each year presented.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revised version of FIN 46. FIN 46 clarifies existing accounting literature regarding the consolidation of entities in which a company holds a “controlling financial interest.” A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors (“variable interests”) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (“variable interest entities”). The provisions of FIN 46, as revised, are effective for the first reporting period ending after March 15, 2004. The provisions of FIN 46 did not have an effect on the Company’s consolidated financial statements for the quarter ended September 30, 2004.

     In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The Issue states that Contingently Convertible Debt instruments should be included in diluted earnings per share regardless of whether contingent features in such instruments have been met. The Issue is effective for reporting periods ending after December 15, 2004. Upon adoption, prior period earnings per share

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

amounts presented for comparative purposes will be restated to conform to this consensus. As a result, the Company will include 42.5 million shares in the diluted EPS calculation related to its contingent convertible note issues in the fourth quarter of 2004, if dilutive.

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

Floating Rate Notes

     On March 31, 2004, the Company issued $100.0 million aggregate principal amount of Floating Rate Notes in a private offering that yielded net proceeds of approximately $97.8 million. On April 27, 2004, one of the initial purchasers in the Company’s private offering of the Floating Rate Notes exercised its full option to purchase an additional $25.0 million aggregate principal amount of the Floating Rate Notes with the same terms. This yielded net proceeds of $24.4 million. The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. The per annum interest rate will never be less than zero or more than 6.00%. The Floating Rate Notes mature on April 1, 2024. The Floating Rate Notes are convertible into shares of the Company’s common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share, which is equal to a conversion rate of approximately 153.6098 shares per $1,000 principal amount of the Floating Rate Notes, subject to adjustment. The Floating Rate Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial. The Floating Rate Notes and the guarantees rank equally with all of the Company’s other senior unsecured debt, including the Company’s 3.75% Notes. Fees and expenses of approximately $3.2 million incurred at the time of issuance are being amortized through April 1, 2014, the first date the holders may require the Company to repurchase the Floating Rate Notes.

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

     The Floating Rate Notes are convertible, at the holders’ option, prior to the maturity date into shares of the Company’s common stock under the following circumstances:

•	during any calendar quarter, if the closing sale price per share of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs, is more than 120% of the conversion price per share ($7.81 per share) on that 30th trading day;

•	if the Company has called the Floating Rate Notes for redemption;

•	during any period that the credit ratings assigned to the Company’s senior unsecured debt (currently the 3.75% Notes) by both Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) are reduced below B1 and B+, respectively, or if neither rating agency is rating the Company’s senior unsecured debt;

•	during the five trading day period immediately following any nine consecutive trading day period in which the average trading price per $1,000 principal amount of the Floating Rate Notes for each day of such period was less than 95% of the product of the closing sale price per share of the Company’s common stock on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the Floating Rate Notes; or

•	upon the occurrence of specified corporate transactions, including a change of control.

     As of September 30, 2004, none of the conditions enabling the holders of the Floating Rate Notes to convert them into shares of the Company’s common stock have occurred. The indenture governing the Floating Rate Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of the Company’s securities, and does not contain any financial covenants.

3.75% Notes

     On May 7, 2003, the Company issued $150.0 million aggregate principal amount of 3.75% Notes in a private offering that yielded net proceeds of $146.6 million. The 3.75% Notes bear interest at 3.75% per annum and mature on May 7, 2023. The 3.75% Notes are convertible into shares of the Company’s common stock, upon the occurrence of certain events, at a conversion price of $6.45 per share, which is equal to a conversion rate of approximately 155.0388 shares per $1,000 principal amount of the 3.75% Notes, subject to adjustment. The Company will pay contingent interest at a rate equal to 0.50% per annum during any six-month period, with the initial six-month period commencing May 7, 2008, if the average trading price of the 3.75% Notes per $1,000 principal amount for the five day trading period ending on the third day immediately preceding the first day of the applicable six-month period equals $1,200 or more. The 3.75% Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial. The 3.75% Notes and the guarantees rank equally with all of the Company’s other senior unsecured debt, including the Floating Rate Notes. Fees

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and expenses of $3.9 million incurred at the time of issuance are being amortized through May 2013, the first date the holders may require the Company to repurchase the 3.75% Notes.

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

     As of September 30, 2004, none of the conditions enabling the holders of the 3.75% Notes to convert them into shares of the Company’s common stock have occurred. At September 30, 2004, the credit ratings assigned to the 3.75% Notes by Moody’s and S&P were B1 and BB-, respectively. The indenture governing the 3.75% Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of the Company’s securities, and does not contain any financial covenants.

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8 7/8% Senior Notes

     On July 1, 2003, the $146.6 million of net proceeds from the issuance of the 3.75% Notes plus $30.6 million of available cash were used to redeem $165.0 million aggregate principal amount of outstanding 8 7/8% Senior Notes (the “8 7/8% Notes”) previously outstanding at 102.9580%, plus accrued interest. The redemption premium of $4.9 million was included in interest expense in the second quarter of 2003. Amortization of the previously deferred financing costs associated with the partial redemption of the 8 7/8% Notes on July 1, 2003 was accelerated and approximately $2.5 million was recognized in interest expense in the quarter ended June 30, 2003.

     On March 31, 2004, $90.0 million of the $97.8 million of net proceeds received from the issuance of the Floating Rate Notes was irrevocably deposited with the trustee for the 8 7/8% Notes to redeem the remaining $85.0 million aggregate principal amount of those notes at 102.9580%, plus accrued interest. On April 30, 2004, the cash deposited with the trustee was used to redeem the $85.0 million aggregate principal amount of the 8 7/8% Notes. The redemption premium of $2.5 million is included in interest expense during the quarter ended March 31, 2004 and the remaining $1.1 million of deferred financing costs associated with the 8 7/8% Notes was accelerated and amortized through the redemption date of April 30, 2004.

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

     The CIT Facility contains affirmative and negative covenants and the Company is in compliance with these covenants. Substantially all of the Company’s assets, including its drilling equipment, are pledged as collateral under the CIT Facility which is also secured by a guarantee of Grey Wolf and certain of the Company’s wholly-owned subsidiaries. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside the contiguous 48 states of the United States of America.

     Among the various covenants that must be satisfied under the CIT Facility are the following two covenants, as defined in the CIT Facility, which apply whenever the Company’s liquidity, defined as the sum of cash, cash equivalents and availability under the CIT Facility, falls below $25.0 million. At September 30, 2004 our liquidity, as defined above, was $112.1 million.

•	1 to 1 EBITDA coverage of debt service, tested monthly on a trailing 12 month basis; and

•	minimum tangible net worth at the end of each quarter will be at least the prior year tangible net worth less $30.0 million adjusted for quarterly tests.

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     The Company currently has no outstanding balance under the CIT Facility and had $16.2 million of undrawn standby letters of credit at September 30, 2004. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and retained losses which may become payable under the terms of the underlying insurance contracts and for other purposes. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

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

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The 2003 Plan replaced the Company’s 1996 Employee Stock Option Plan (the “1996 Plan”); however, outstanding options previously granted under the 1996 Plan shall continue to be exercisable subject to the terms and conditions of such grants. The 1996 Plan allowed for grants of non-statutory options to purchase common stock, but no further grants of common stock will be made under the 1996 Plan. The 2003 Plan reserves a maximum of 17.0 million shares of the Company’s common stock underlying all equity-based awards, but is reduced by the number of shares of common stock subject to previous grants under the 1996 Plan. At September 30, 2004, there were 6.0 million shares of common stock available for grant under the 2003 Plan. Grants will not be made after March 2013, the date the 2003 Plan expires. Prior to 2003, the Company also granted options under stock option agreements with its chief executive officer and directors that are outside of the 2003 Plan and the 1996 Plan. At September 30, 2004, these individuals had options outstanding to purchase an aggregate of 926,000 shares of the Company’s common stock.

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

     For the three month period ended September 30, 2004, one customer represented 11% of revenue; however there were no customers which provided greater than 10% of revenue for the nine months ended September 30, 2004. The Company had one customer which represented 12% of revenue in the third quarter of 2003; however, there were no customers with revenue greater than 10% for the nine month period ended September 30, 2003.

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

     The aggregate purchase price for Patriot was $49.5 million, including $14.2 million in cash, $14.7 million in cash to retire the outstanding debt of Patriot and 4,610,480 shares of the Company’s common stock valued at $20.6 million. The value of the common stock issued was determined based upon the average market price of the Company’s common stock over the five day period beginning two days before and ending two days after the signing of the agreement and plan of merger.

     The purchase price was allocated among assets acquired and liabilities assumed based on their fair market value at the date of acquisition. The purchase price allocation, which is subject to refinement, is as follows (in thousands):

Current assets	$3,992
Property and equipment	42,384
Intangible assets	3,200
Goodwill	10,377

Total assets acquired	59,953
Current liabilities	(4,490)
Deferred tax liabilities	(5,977)

Total liabilities assumed	(10,467)

Net assets acquired	$49,486

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Goodwill represents the excess of costs over the fair value of assets of businesses acquired. At June 30, 2004, the Company had goodwill of $9.2 million. The increase in goodwill to $10.4 million at September 30, 2004 relates to working capital adjustments per the terms of the purchase and sale agreement. None of the goodwill resulting from this acquisition is deductible for tax purposes. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The intangible assets represent customer contracts and related relationships acquired and are being amortized over the useful life of three years. Amortization expense related to these intangible assets was $267,000 during the third quarter of 2004 and accumulated amortization was $515,000 at September 30, 2004. Amortization expense related to these intangible assets over the next five fiscal years will be: 2004 — $781,000; 2005 — $1.1 million; 2006 - $1.1 million; 2007 — $219,000; and 2008 – 0. The net balance of these intangible assets was included in net other noncurrent assets on the consolidated balance sheet.

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

Overview

     We are a leading provider of contract oil and gas land drilling services in the United States with a fleet of 127 rigs, of which 99 rigs are currently marketed. Our customers include independent producers and major oil and gas companies. We conduct our operations through our subsidiaries in what we believe to be the best natural gas producing regions in the United States.

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

Rig Activity

     The United States land rig count at November 5, 2004 reached 1,149 rigs which is the highest level since the early nineteen eighties and is up 16% since November of 2003. As a result, we have also seen an increase in our average rigs working throughout 2004. Excluding the 10 rigs that we added to our fleet in connection with our acquisition of the New Patriot Drilling Corp. (“Patriot”), our average working rig count rose approximately 35% from the first quarter of 2004 to November 4, 2004. For the week ending November 4, 2004, we had an average of 97 rigs working, including the Patriot rigs.

     The table below shows the average number of land rigs working in the United States according to the Baker Hughes rotary rig count and the average number of our rigs working.

Domestic	2002	2003					2004
Land Rig	Full					Full				Oct 1 -
Count	Year	Q-1	Q-2	Q-3	Q-4	Year	Q-1	Q-2	Q-3	Nov 4
Baker Hughes	695	773	903	964	988	880	1,002	1,049	1,115	1,137
Grey Wolf	55	59	60	62	62	61	65	86	94	97

Dayrates and Contract Bid Rates

     Dayrates are generally driven by the number of rigs working, or utilization. Dayrates increased an average of $644 per day from the second to third quarter of 2004 compared to an increase of $227 per day between the first two quarters of this year. This quarterly increase in dayrates is the largest experienced by the Company since the third quarter of 2001. As of November 5, 2004, bid rates have risen to between $9,500 to $14,000 per rig day, without fuel or top drives. We expect this upward trend in dayrates to continue into the first quarter of 2005 as we believe the land drilling industry in the United States is effectively working at full utilization.

     In addition to our fleet of drilling rigs, we own 16 top drives for which our bid rates range from $2,000 to $2,500 per day. Bid rates for our top drives are in addition to the above stated bid rates for our rigs.

Turnkey and Footage Contract Activity

     Turnkey and footage work is an important part of our business and operating strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher revenues and earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) per rig day worked than under daywork contracts. A rig day is defined as a twenty-four hour period in which a rig is under contract and should be earning revenue. However, under turnkey and footage contracts we are typically required to bear additional operating costs (such as drill bits) and risk (such as loss of hole) that would otherwise be assumed by the customer under daywork contracts. For the quarter ended September 30, 2004, our turnkey and footage EBITDA was $8,395 per rig day compared to daywork EBITDA of $2,364 per rig day. Our turnkey and footage revenue was $31,460 per rig day compared to $11,459 per rig day for daywork. For the quarter ended September 30, 2004, turnkey and footage work represented 10% of total days worked compared to 14% of total days worked during the second quarter of 2004 and 15% in the third quarter of 2003.

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

Financial Outlook

     We believe the outlook for the future of natural gas exploration and production remains positive. Natural gas and oil prices remain at attractive levels, in our opinion, with the twelve-month strips for natural gas and oil at $7.46 per mmbtu and $48.11 per barrel, respectively, at November 5, 2004. The twelve-month strip represents the average price of monthly futures contracts expiring over the next twelve months on the New York Mercantile Exchange (“NYMEX”).

     With strong commodity prices supporting increases in spending by our customers, the market has reached a point where dayrates and mobilization rates are moving to higher levels. We expect this trend to continue into the first quarter of 2005. We also believe there is little excess capacity of drilling rigs in the market that can be quickly mobilized without significant capital expenditures. This could support continued dayrate improvements.

     There has also been an increase in interest for term contracts by our customers. We define a term contract as one that is at least six months in duration and, if cancelled, contains a termination penalty approximately equal to the expected EBITDA for the remaining days on the contract. Currently, we have eight rigs working under term contracts. Three of these contracts are adjustable to market rates on a quarterly basis and five are at fixed rates. We recently signed a two-year term contract for a rig to go to work in the Rocky Mountain region early next year.

     We believe we are ready to respond to continued increases in demand. We currently have 13 cold-stacked rigs, which can be reactivated quickly, as demand dictates, with relatively little capital outlay (see Critical Accounting Policies). This would increase our marketed rig count to 112 rigs. In addition, we have 15 inventory rigs that are available for refurbishment and reactivation should the demand arise.

     The acquisition of Patriot has allowed us to expand our presence in the Rocky Mountain market. We have also reduced our ongoing interest expense with the refinancing of the remainder of our 8 7/8% Senior Notes due 2007 (the “8 7/8% Notes”). In the last eighteen months, we reduced our annual interest expense by approximately $14.5 million from approximately $24.0 million to approximately $9.5 million going forward at current interest rates.

     We have prepared an estimate of results for the fourth quarter of 2004 based on currently anticipated levels of activity and dayrates. We expect to average between 7 and 9 rigs working under turnkey and footage contracts during the last quarter of 2004; however, there can be no assurance that we will be able to maintain the current level of activity or EBITDA derived from turnkey and footage contracts. During the fourth quarter of 2004, we expect to average 95 rigs working and to generate EBITDA of approximately $28.2 million (see “Results of Operations” for reconciliation). We expect depreciation expense of approximately $14.4 million and interest expense of approximately $2.3 million in the fourth quarter of 2004. Net income per share is expected to be approximately $0.04 on a diluted basis, using a tax rate of approximately 40% based upon the expected level of net income. The projected net income per diluted share is calculated using the “if converted” method for our two outstanding convertible note issues in response to the anticipated fourth quarter adoption of Emerging Issues Task Force Issue No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”. The number of shares added in the projected earnings per share calculation related to our outstanding convertible notes is 42.5 million shares.

     These projections are forward-looking statements and while we believe our estimates are reasonable, we can give no assurance that such expectations or the assumptions that underlie such assumptions will prove to be correct.

Critical Accounting Policies

     Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require our management to make subjective estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. However, these estimates, judgments and assumptions concern matters that are inherently uncertain. Accordingly, actual amounts and results could differ from these estimates made by management, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments. The accounting policies that we believe are critical are property and equipment, impairment of long-lived assets, goodwill and other intangible assets, revenue recognition, insurance accruals, and income taxes.

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

     The demand for land drilling services is cyclical and has historically resulted in fluctuations in rig utilization. The severity and duration of the downturn during 1998 triggered a pre-tax asset impairment charge of $93.2 million. We believe the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. The likelihood of an asset impairment increases during extended periods of rig inactivity. Each year we evaluate our cold stacked and inventory rigs and determine our intentions for their future use. This evaluation takes into consideration, among other things, the physical condition and marketability of the rig, and projected reactivation or refurbishment cost. To the extent that our estimates of refurbishment and reactivation cost, undiscounted future net cash flows or fair market value change or there is a deterioration in the physical condition of the inventory or cold stacked rigs, we could be required under SFAS No. 144 to record an impairment charge. During the fourth quarter of 2002, we recorded a pre-tax, non-cash asset impairment charge of $3.5 million after performing such a review. Due to the deterioration of the physical condition of five of the inventory rigs and changes in market conditions, it was determined that the rigs, based upon the economics, could no longer be returned to service at a reasonable cost that would have provided an acceptable return and that the usable component parts would be included in spare equipment and depreciated over five years. In the first nine months of 2004, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable. Below is a summary of our rig fleet and the estimated cost to refurbish and reactive by category as of November 5, 2004:

		Estimated
		Per Rig
		Refurbishment
	Number	and Reactivation
Rig Category	Of Rigs	Cost
Marketed	99	N/A
Cold Stacked	13	$0.5–1.5 Million
Inventory	15	$5.0–8.0 Million

The net book value of the inventory rigs at September 30, 2004 was $18.6 million.

Goodwill and Other Intangible Assets

     During the second quarter of 2004, we completed the acquisition of New Patriot Drilling Corp., which was accounted for as a business combination in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, (“Business Combinations”). In conjunction with the purchase price allocation of the New Patriot Drilling Corp. acquisition we recorded goodwill of $10.4 million and intangible assets of $3.2 million. The intangible assets represent customer contracts and related relationships acquired and are being amortized over the useful life of three years.

     Goodwill represents the excess of costs over the fair value of assets of businesses acquired. None of the goodwill resulting from this acquisition is deductible for tax purposes. We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

Revenue Recognition

     Revenues are earned under daywork, turnkey and footage contracts. Revenue from daywork and footage contracts is recognized when it is realized or realizable and earned. On daywork contracts, revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. On footage contracts revenue is recognized based on the number of feet that have been drilled at fixed rates stipulated by the contract. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date compared to our estimate of the total contract costs. Under percentage-of-completion, we make estimates of the total contract costs to be incurred, and to the extent these estimates change, the amount of revenue recognized could be affected. The significance of the accrued turnkey revenue varies from period to period depending on the overall level of demand for our services and the portion of that demand that is for turnkey services. At September 30, 2004 and 2003, there were seven turnkey wells in progress, with accrued revenue of $6.9 million and $6.5 million, respectively at such dates. Anticipated losses, if any, on uncompleted contracts are recorded at the time our estimated costs exceed the contract revenue.

Insurance Accruals

     We maintain insurance coverage related to workers’ compensation and general liability claims up to $1.0 million per occurrence with an aggregate of $1.0 million for general liability claims. These policies include deductibles of $500,000 per occurrence for workers’ compensation coverage and $250,000 per occurrence for general liability coverage. If losses should exceed the workers’ compensation and general liability policy amounts, we have excess liability coverage up to a maximum of $75.0 million. The amount accrued for the provision for losses incurred varies depending on the number and nature of the claims outstanding at the balance sheet dates. In addition, the accrual includes management’s estimate of the future cost to settle each claim such as future changes in the severity of the claim and increases in medical costs. We use third parties to assist us in developing our estimate of the ultimate costs to settle each claim, which is based upon historical experience associated with the type of each claim and specific information related to each claim. The specific circumstances of each claim may change over time prior to settlement and as a result, our estimates made as of the balance sheet dates may change. At September 30, 2004 and December 31, 2003, we had $10.2 million and $9.4 million, respectively, accrued for losses incurred within the deductible amounts for workers’ compensation and general liability claims and for uninsured claims.

Income Taxes

     Our deferred tax assets consist primarily of net operating loss carryforwards (“NOL’s”). The estimated amount of our NOL’s included in our deferred tax assets at September 30, 2004 are $165.1 million, which expires from 2010 to 2024. Approximately $7.2 million of these NOL’s expire in 2010 and 2011, while the remaining $157.9 million expire between 2019 and 2024. Deferred tax assets must be assessed based upon the likelihood of recoverability from future taxable income and to the extent that recovery is not likely, a valuation allowance is established. At September 30, 2004, we do not have a valuation allowance as we believe that it is more likely than not that our future taxable income and reversal of deferred tax liabilities will be sufficient to recover our deferred tax assets. Our business, however, is extremely cyclical and is highly sensitive to changes in oil and natural gas prices and demand for our services and there can be no assurances that future economic or financial developments will not impact our ability to recover our deferred tax assets.

     In addition, we have $21.6 million in permanent differences which relate to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent difference will be reduced as the assets are depreciated for financial accounting purposes on a straight-line basis over the next nine years. As the amortization of these permanent differences is a fixed amount, our effective tax rate can vary widely based upon the current level of income or loss.

Financial Condition and Liquidity

The following table summarizes our financial position as of September 30, 2004 and December 31, 2003.

	September 30, 2004		December 31, 2003
	(Unaudited)
	(Dollars in thousands)
	Amount	%	Amount	%
Working capital	$92,369	17	$68,727	14
Property and equipment, net	436,081	80	404,278	85
Other noncurrent assets	19,917	3	5,141	1

Total	$548,367	100	$478,146	100

Long-term debt	$275,000	50	$234,898	49
Other long-term liabilities	53,437	10	47,611	10
Shareholders’ equity	219,930	40	195,637	41

Total	$548,367	100	$478,146	100

Significant Changes in Financial Condition

     The acquisition of Patriot and the refinancing of our remaining 8 7/8% Notes changed our balance sheet. These changes included increases in net property and equipment, other noncurrent assets, deferred income taxes and shareholders’ equity. On April 6, 2004, we acquired all the outstanding capital stock and stock equivalents of Patriot by merger in exchange for $14.2 million in cash and 4,610,480 shares of our common stock. In addition, we made payments of $14.7 million to retire the outstanding debt of Patriot. Patriot had a fleet of ten drilling rigs and provided onshore contract land drilling services to the oil and gas industry in the Rocky Mountain region. The fair value of the property and equipment acquired was $42.4 million while intangible assets acquired were valued at $3.2 million. The intangible assets represent customer contracts and related customer relationships acquired and are included in net other noncurrent assets on the consolidated balance sheet. The intangible assets along with $10.4 million of goodwill related to this acquisition are included in other noncurrent assets in the table above. Net property and equipment was also affected by capital expenditures other than for Patriot of $30.3 million and depreciation for the first nine months of 2004 of $40.9 million. In conjunction with the Patriot acquisition, we assumed deferred tax liabilities valued at $6.0 million. This amount is included in other long-term liabilities in the table above.

     On March 31, 2004, we issued $100.0 million aggregate principal amount of Floating Rate Contingent Convertible Senior Notes due 2024 (the “Floating Rate Notes”) in a private offering which yielded net proceeds of $97.8 million. Of the net proceeds, $90.0 million was irrevocably deposited with the trustee of the 8 7/8% Notes to redeem the outstanding $85.0 million aggregate principal amount of those notes at 102.9580%, plus accrued interest on April 30, 2004. The redemption premium of $2.5 million on the 8 7/8% Notes is included in interest expense for the quarter ended March 31, 2004.

     In addition, on April 27, 2004, one of the initial purchasers in our private offering of the Floating Rate Notes exercised its full option to purchase an additional $25.0 million aggregate principal amount of the Floating Rate Notes. As a result, we have $125.0 million aggregate principal amount of the Floating Rate Notes outstanding. The additional Floating Rate Notes have the same terms as those issued on March 31, 2004 and we will use, or have used, the net proceeds of approximately $24.4 million for general corporate purposes. The issuance of the Floating Rate Notes and redemption of the 8 7/8% Notes results in an increase in long-term debt of $40.1 million.

     Working capital increased by $23.6 million from December 31, 2003 to September 30, 2004 due primarily to an increase in accounts receivable balances partially offset by an increase in accounts payable balances. These balances have increased because of the increase in rig activity.

Floating Rate Notes

     The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05% but will never be less than zero or more than 6.00%. These notes mature on April 1, 2024. The Floating Rate Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share, which is equal to a conversion rate of approximately 153.6098 shares per $1,000 principal amount of the Floating Rate Notes, subject to adjustment. The Floating Rate Notes are our general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are immaterial. The Floating Rate Notes and the guarantees rank equally with all of our other senior unsecured debt, including our 3.75% Contingent Convertible Senior Notes due 2023 (the “3.75% Notes”). Fees and expenses of $3.2 million incurred at the time of issuance are being amortized through April 1, 2014, the first date the holders may require us to repurchase the Floating Rate Notes.

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

     The Floating Rate Notes are convertible, at the holders’ option, prior to the maturity date into shares of our common stock under the following circumstances:

•	during any calendar quarter, if the closing sale price per share of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs, is more than 120% of the conversion price per share ($7.81 per share) on that 30th trading day;

•	if we have called the Floating Rate Notes for redemption;

•	during any period that the credit ratings assigned to our senior unsecured debt (currently the 3.75% Notes) by both Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) are reduced below B1 and B+, respectively, or if neither rating agency is rating our senior unsecured debt;

•	during the five trading day period immediately following any nine consecutive trading day period in which the average trading price per $1,000 principal amount of the Floating Rate Notes for each day of such period was less than 95% of the product of the closing sale price per share of our common stock on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the Floating Rate Notes; or

•	upon the occurrence of specified corporate transactions, including a change of control.

     As of the date of this report, none of the conditions enabling the holders of the Floating Rate Notes to convert them into shares of our common stock have occurred. The indenture governing the Floating Rate Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of our securities, and does not contain any financial covenants.

3.75% Notes

     The 3.75% Notes bear interest at 3.75% per annum and mature on May 7, 2023. The 3.75% Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.45 per share, which is equal to a conversion rate of approximately 155.0388 shares per $1,000 principal amount of 3.75% Notes, subject to adjustment. We will pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing May 7, 2008, if the average trading price of the 3.75% Notes per $1,000 principal amount for the five day trading period ending on the third day immediately preceding the first day of the applicable six-month period equals $1,200 or more. The 3.75% Notes are our general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are immaterial. The 3.75% Notes and the guarantees rank equally with all of our other senior unsecured debt, including our Floating Rate Notes. Fees and expenses of approximately $3.9 million incurred at the time of issuance are being amortized through May 2013, the first date the holders may require us to repurchase the 3.75% Notes. We may redeem some or all of the 3.75% Notes at any time on or after May 14, 2008, payable in cash, plus accrued but unpaid interest, including contingent interest, if any, to the date of redemption at various redemption prices shown in Note 4 to our consolidated financial statements.

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

     The 3.75% Notes did not meet the criteria for conversion into common stock at any time during the quarter ended September 30, 2004 or to the date of this report. At November 5, 2004, the credit ratings assigned to the 3.75% Notes by Moody’s and S&P were B1 and BB-, respectively. The indenture governing the 3.75% Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of our securities, and does not contain any financial covenants.

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

     Among the various covenants that we must satisfy under the CIT Facility are the following two covenants, as defined in the CIT Facility, which apply whenever our liquidity, defined as the sum of cash, cash equivalents and availability under the CIT Facility, falls below $25.0 million. At September 30, 2004, our liquidity as defined above was $112.1 million.

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

     We have no outstanding balance under the CIT Facility but had $16.2 million of undrawn letters of credit at November 5, 2004. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and retained losses which may become payable under the terms of the underlying insurance contracts and for other purposes. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

Certain Contractual Commitments

     The following table summarizes certain of our contractual cash obligations and related payments due by period as of September 30, 2004 (unaudited) (amounts in thousands):

	Payments Due by Period (1)
		Less than	1-3	4-5	After 5
Contractual Obligation	Total	1 year	years	years	years
Floating Rate Notes(2)
Principal	$125,000	$—	$—	$—	$125,000
Interest(3)	38,266	1,938	3,875	3,875	28,578
3.75% Notes(2)
Principal	150,000	—	—	—	150,000
Interest	106,875	5,625	11,250	11,250	78,750
Operating leases	3,495	691	1,114	1,020	670

Total contractual cash obligations	$423,636	$8,254	$16,239	$16,145	$382,998

(1)	This assumes no conversion, acceleration of maturity dates due to redemption, breach of, or default under, the terms of the applicable contractual obligation.

(2)	See “3.75% Notes” and “Floating Rate Notes” above, for information relating to covenants, the breach of which could cause a default under, and acceleration of the maturity date. Also see “3.75% Notes” and “Floating Rate Notes” for information related to the holders’ conversion rights.

(3)	Assumes the 3-month LIBOR at September 30, 2004 of 1.60% minus a spread of 0.05% (1.55%).

     Our CIT Facility provides up to $20.0 million for the issuance of letters of credit. If letters of credit which we cause to be issued are drawn upon by the holders of those letters of credit, then we will become obligated to repay those amounts along with any accrued interest and fees. Letters of credit issued reduce the amount available for borrowing under the CIT Facility and, as a result, we had borrowing capacity of $58.8 million at September 30, 2004. The following table illustrates the undrawn outstanding standby letters of credit at September 30, 2004 and the potential maturities if drawn upon by the holders (unaudited) (amounts in thousands):

	Payments Due by Period (1)
Potential	Total	Less than	1-3	4-5	Over 5
Contractual Obligation	Committed	1 year	years	years	years
Standby letters of credit	$16,231	$—	$16,231	$—	—

Total	$16,231	$—	$16,231	$—	—

(1)	Assumes no acceleration of maturity date due to breach of, or default under, the potential contractual obligation.

Cash Flow

     The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
	(Unaudited)
Net cash provided by (used in):
Operating activities	$16,758	$(11,338)
Investing activities	(59,074)	(28,871)
Financing activities	41,262	(18,585)

Net decrease in cash	$(1,054)	$(58,794)

     Our cash flows from operating activities are affected by a number of factors including the number of rigs under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow from operating activities provided $16.8 million and used $11.3 million during the first nine months of 2004 and 2003, respectively. The increase in cash flow from operating activities from the third quarter of 2003 to the third quarter of 2004 is due primarily to an increase in EBITDA as a result of higher dayrates and rig activity.

     Cash flow used in investing activities for the nine months ended September 30, 2004 primarily consisted of $28.9 million of cash paid in the Patriot acquisition, and $31.1 million of capital expenditures. For the nine months ended September 30, 2003, cash flow used consisted of $29.8 million of capital expenditures, including the purchase of two diesel electric SCR rigs for $9.0 million. Capital expenditures in 2004 and 2003 included betterments and improvements to our rigs, the acquisition of drill pipe and collars, and other capital items.

     Cash flow provided by financing activities for the nine months ended September 30, 2004 primarily consisted of the net proceeds of $122.2 million from the issuance of $125.0 million of Floating Rate Notes on March 31, 2004 and April 27, 2004, offset by $85.0 million for the redemption of the 8 7/8% Notes on April 30, 2004. Cash flow used in financing activities for the nine months ended September 30, 2003 consisted of $165.0 million of funds irrevocably deposited with the trustee of the 8 7/8% Notes for partial redemption on July 1, 2003 offset by net proceeds of $146.6 million from the issuance of $150.0 million of 3.75% Notes on May 7, 2003.

Projected Cash Sources

     We expect to use cash generated from operations to cover cash requirements, including debt service on the Floating Rate Notes and 3.75% Notes and capital expenditures in 2004. Capital expenditures for 2004 are projected to be between $42.6 million and $44.6 million, exclusive of the cost for the acquisition of Patriot. We will make quarterly interest payments on the Floating Rate Notes on January 1, April 1, July 1, and October 1 of each year and semi-annual interest payments of $2.8 million on the 3.75% Notes on May 7 and November 7 of each year through the dates of maturity. To the extent that we are unable to generate sufficient cash from operations, we would be required to use cash on hand or draw on our CIT Facility.

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

Results of Operations

     Our drilling contracts generally provide compensation on either a daywork, turnkey or footage basis. Successfully completed turnkey and footage contracts generally result in higher revenues per rig day worked than under daywork contracts. EBITDA per rig day worked on successful turnkey and footage jobs are also generally greater than under daywork contracts, although we are typically required to bear additional operating costs (such as drill bits) that would typically be paid by the customer under daywork contracts. Contract drilling revenues and EBITDA on turnkey and footage contracts are affected by a number of variables, which include the depth of the well, geological complexities and the actual difficulties encountered in drilling the well.

     In the following discussion of the results of our operations and elsewhere in our filings, we use EBITDA and EBITDA per rig day. EBITDA is a non-GAAP financial measure under the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe that our disclosure of EBITDA per rig day as a measure of rig operating performance allows investors to make a direct comparison between us and our competitors, without regard to differences in capital structure or to differences in the cost basis of our rigs and those of our competitors. Investors should be aware, however, that there are limitations inherent in using this performance measure as a measure of overall company profitability because it excludes significant expense items such as depreciation expense and interest expense. An improving trend in EBITDA per rig day may not be indicative of an improvement in our overall profitability. To compensate for the limitations in utilizing EBITDA per rig day as an operating measure, our management also uses GAAP measures of performance including operating income (loss)

and net income (loss) to evaluate performance but only with respect to the company as a whole and not on a per rig basis. In accordance with SEC rules, we have included below a reconciliation of EBITDA to net income (loss), which is the nearest comparable GAAP financial measure.

					Projected
	Three Months Ended		Nine Months Ended		Three Months
	September 30,		September 30,		Ended
					December
	2004	2003	2004	2003	31, 2004
	(Dollars in thousands)
	(Unaudited)
Earnings before interest expense, taxes, depreciation and amortization	$25,644	$5,201	$51,595	$14,497	$28,230
Depreciation and amortization	(14,271)	(12,786)	(41,334)	(37,586)	(14,400)
Interest expense	(2,200)	(3,598)	(12,274)	(24,163)	(2,325)
Total income tax (expense) benefit	(3,711)	4,233	(438)	16,496	(4,485)

Net income (loss) applicable to Common shares	$5,462	$(6,950)	$(2,451)	$(30,756)	$7,020

Comparison of the Three Months Ended September 30, 2004 and 2003

     The following table highlights rig days worked, contract drilling revenue, and EBITDA for our daywork and turnkey operations for the three months ended September 30, 2004 and 2003.

	Three Months Ended			Three Months Ended
	September 30, 2004			September 30, 2003
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations(1)	Total	Operations	Operations(1)	Total
	(Dollars in thousands except averages per rig day worked)
	(Unaudited)
Rig days worked	7,760	870	8,630	4,828	835	5,663
Contract drilling revenue	$88,923	$27,367	$116,290	$44,561	$27,822	$72,383
Drilling operating expenses	67,727	19,766	87,493	42,157	22,360	64,517
General and administrative expenses	3,059	319	3,378	2,443	315	2,758
Interest income	(158)	(16)	(174)	(82)	(14)	(96)
(Gain) loss on sale of assets	(46)	(5)	(51)	3	—	3

EBITDA	$18,341	$7,303	$25,644	$40	$5,161	$5,201

Average per rig day worked:
Contract drilling revenue	$11,459	$31,460	$13,476	$9,230	$33,320	$12,782
EBITDA	$2,364	$8,395	$2,972	$8	$6,181	$918

(1)	Turnkey operations include the results from turnkey and footage contracts.

     Our EBITDA increased by $20.4 million, or 393%, to $25.6 million for the quarter ended September 30, 2004 from $5.2 million for the quarter ended September 30, 2003. The increase resulted from a $18.3 million increase in EBITDA from daywork operations and a $2.1 million increase in EBITDA from turnkey operations. On a per rig day basis, our EBITDA increased by $2,054 per rig day, or 224% to $2,972 in the third quarter of 2004 from $918 for the same period in 2003. This increase included a $2,356 per rig day increase from daywork operations and a $2,214 per rig day increase from turnkey operations. Total general and administrative expenses increased by $620,000 due to higher payroll costs, professional fees, and costs of being a public company.

Daywork Operations

     The increase in EBITDA discussed above was due in part to an increase of 61%, or 2,932 rig days worked on daywork contracts in the third quarter of 2004 when compared with the third quarter of 2003. This increase in days was due to the acquisition of Patriot and overall higher demand for our services. Higher dayrates in the third quarter of 2004 versus the same period in 2003 also contributed to the increase. Contract drilling revenue per rig day increased $2,229, or 24%, the bulk of the increase falling straight through to EBITDA per day which increased by $2,356 per rig day. Overall, expenses increased as a result of the increase in activity but were relatively flat on a per rig day basis period over period.

Turnkey Operations

     Turnkey EBITDA was higher in the third quarter of 2004 due to the lower expenses in total and on a per day basis. These expenses were lower due primarily to the differences in the complexity and success of the wells drilled between the two periods.

Other

     Depreciation and amortization expense increased by $1.5 million, or 12%, to $14.3 million for the three months ended September 30, 2004, compared to $12.8 million for the three months ended September 30, 2003. Depreciation and amortization expense is higher due to the acquisition of Patriot and capital expenditures during 2003 and 2004.

     Interest expense decreased by $1.4 million, or 39% to $2.2 million in the third quarter of 2004 from $3.6 million in the third quarter of 2003. This decrease is due to the issuance of the Floating Rate Notes and subsequent redemption of our 8 7/8% Notes. This refinancing resulted in substantial interest savings given the lower interest rate debt outstanding.

     Our income taxes increased by $7.9 million to $3.7 million of expense for the three months ended September 30, 2004 from a tax benefit of $4.2 million for the same period in 2003. The increase is due to the level of income and is also affected by the annual amortization of $2.8 million in permanent differences related to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent difference will be reduced as these assets are depreciated for financial accounting purposes on a straight-line basis over their remaining useful lives of approximately nine years. As the amortization of these permanent differences is a fixed amount, our book effective tax rate can vary widely based upon the current and projected levels of income or loss.

Comparison of the Nine Months Ended September 30, 2004 and 2003

     The following tables highlight rig days worked, contract drilling revenue and EBITDA for our daywork and turnkey operations for the nine months ended September 30, 2004 and 2003.

	Nine Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2003
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations(1)	Total	Operations	Operations(1)	Total
	(Dollars in thousands except averages per rig day worked)
	(Unaudited)
Rig days worked	19,554	2,832	22,386	14,078	2,324	16,402
Contract drilling revenue	$208,451	$86,789	$295,240	$131,029	$70,690	$201,719
Drilling operating expenses	164,678	69,861	234,539	120,204	59,167	179,371
General and administrative expenses	8,594	1,091	9,685	7,765	1,002	8,767
Interest income	(446)	(64)	(510)	(698)	(114)	(812)
Gain on sale of assets	(61)	(8)	(69)	(76)	(14)	(90)
Other, net	—	—	—	(12)	(2)	(14)

EBITDA	$35,686	$15,909	$51,595	$3,846	$10,651	$14,497

Average per rig day worked:
Contract drilling revenue	$10,660	$30,647	$13,189	$9,307	$30,417	$12,298
EBITDA	$1,825	$5,618	$2,305	$273	$4,583	$884

(1)	Turnkey operations include the results from turnkey and footage contracts.

     Our EBITDA increased by $37.1 million, or 256%, to $51.6 million for the nine months ended September 30, 2004 from $14.5 million for the nine months ended September 30, 2003. The increase resulted from a $31.8 million increase in EBITDA from daywork operations and a $5.3 million increase in EBITDA from turnkey operations. On a per rig day basis, our total EBITDA increased by $1,421 per rig day, or 161% to $2,305 for the first nine months of 2004 from $884 for the same period in 2003. This increase included a $1,552 per rig day increase from daywork operations and a $1,035 per rig day increase from turnkey operations. Total general and administrative expenses increased by $918,000 due to higher payroll costs, professional fees, and public company costs. Total interest income decreased by $302,000 due primarily to lower cash balances during the two periods.

Daywork Operations

     The increase in EBITDA discussed above was due in part to an increase of 39%, or 5,476 rig days worked on daywork contracts in the first nine months of 2004 when compared with the same period of 2003. This increase in days was due to the acquisition of Patriot and overall higher demand for our services. Higher dayrates in 2004 versus 2003 also contributed to the increase. Contract drilling revenue per rig day increased $1,353, or 15%, the bulk of the increase falling straight through to EBITDA per day, which also increased by 568%, or $1,552 per rig day. Overall, expenses increased as a result of the increase in activity but were less on a per rig day basis as fixed costs were spread over more days worked.

Turnkey Operations

     The increase in turnkey EBITDA was partially due to an increase of 508 rig days worked, or 22% in the first nine months of 2004 compared to the same period of 2003. The increase in the number of rig days worked under turnkey contracts resulted in an increase in contract drilling revenue and drilling operating expenses. EBITDA on a per rig day basis increased from 2003 due to the differences in the complexity and success of the wells drilled.

Other

     Depreciation and amortization expense increased by $3.7 million, or 10%, to $41.3 million for the nine months ended September 30, 2004 compared to $37.6 million for the nine months ended September 30, 2003. Depreciation and amortization expense is higher due to the acquisition of Patriot and capital expenditures during the first nine months of 2004.

     Interest expense decreased by $11.9 million, or 49%, to $12.3 million for the nine months ended September 30, 2004 from $24.2 million for the same period in 2003. The decrease is due to the issuance of the 3.75% Notes and Floating Rate Notes and subsequent redemption of our 8 7/8% Notes. This refinancing resulted in substantial interest savings given the lower interest rate debt outstanding.

     Our income taxes increased by $16.9 million to $438,000 of tax expense for the nine months ended September 30, 2004 from a $16.5 million tax benefit for the same period in 2003. The increase is due to the level of income and is also affected by the annual amortization of $2.8 million in permanent differences related to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent difference will be reduced as these assets are depreciated for financial accounting purposes on a straight-line basis over their remaining useful lives of approximately nine years. As the amortization of these permanent differences is a fixed amount, our book effective tax rate varies widely based upon the current and projected levels of income or loss.

Item 3. Quantitative and qualitative disclosure about market risk

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the Floating Rate Notes and the CIT Facility. The Floating Rate Notes bear interest at a per annum rate which is equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. We had $125 million of the Floating Rate Notes outstanding at September 30, 2004. A 1% change in the interest rate on the Floating Rate Notes would change our interest expense by $1.3 million on an annual basis. However, the annual interest on the Floating Rate Notes will never be below zero or more than 6.00%, which could yield interest expense ranging from zero to $7.5 million on an annual basis. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. We have no outstanding balance under the CIT Facility at November 5, 2004 and as such have no exposure under this facility to a change in interest rates.

Item 4. Controls and Procedures

     As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Beginning with the year ending December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for our company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting.

     As this is an evolving process, we have no precedent available by which to measure compliance adequacy. In order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, we have been undergoing a comprehensive effort to assess the adequacy of our internal control over financial reporting and to test that controls are functioning as documented. While we anticipate being able to comply with Section 404 of the Sarbanes-Oxley Act, we have not yet concluded our evaluations and the risk exists that we may be unable to timely certify that our internal controls over financial reporting are effective as required by the rules of the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are involved in litigation incidental to the conduct of our business, none of which management believes is, individually or in the aggregate, material to our consolidated financial condition or results of operations. See Note 6 – Contingencies in Notes to Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:

•	business strategy;

•	demand for our services;

•	2004 rig activity and financial results;

•	projected EBITDA;

•	rigs expected to be engaged in turnkey and footage operations;

•	reactivation and cost of reactivation of non-marketed rigs;

•	projected dayrates;

•	projected interest expense;

•	projected tax rate;

•	wage rates and retention of employees;

•	sufficiency of our capital resources and liquidity; and

•	depreciation and capital expenditures in 2004.

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

     Our forward-looking statements speak only as of the date specified in such statements or, if no date is stated, as of the date of this report. Grey Wolf, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or with regard to any change in events, conditions or circumstances on which our forward-looking statements are based. Please refer to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 21, 2004 for additional information concerning risk factors that could cause actual results to differ from the forward-looking statements.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of Grey Wolf, Inc. (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).

3.2	Amended and Restated By-Laws of Grey Wolf, Inc., (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

(b)	Reports on Form 8-K

1.	We furnished a Report on Form 8-K under Item 12 with the Securities and Exchange Commission on July 29, 2004 with regard to our press release announcing operating results for the quarter ended June 30, 2004.

2.	We furnished a Report on Form 8-K under Item 2.02 with the Securities and Exchange Commission on October 28, 2004 with regard to our press release announcing operating results for the quarter ended September 30, 2004.

3.	We filed a Report on Form 8-K under Item 5.02 with the Securities and Exchange Commission on November 3, 2004 with regard to a change in the Vice President and Controller position.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREY WOLF, INC.

Date: November 9, 2004	By:	/s/ David W. Wehlmann

David W. Wehlmann
Executive Vice President and
Chief Financial Officer

Date: November 9, 2004	By:	/s/ Kent D. Cauley

Kent D. Cauley
Vice President and Controller

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Grey Wolf, Inc. (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).

3.2	Amended and Restated By-Laws of Grey Wolf, Inc., (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.