Form 10-Q
period 2005-03-31
GREY WOLF INC
filed 2005-05-05
CIK 320186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 1-8226

Grey Wolf, Inc.

(Exact name of registrant as specified in its charter)

Texas	74-2144774
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10370 Richmond Avenue, Suite 600
Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

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

Yes ☑ No ☐

     The number of shares of the registrant’s common stock, par value $0.10 per share, outstanding at April 29, 2005, was 190,858,524.

GREY WOLF, INC. AND SUBSIDIARIES

GREY WOLF, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Amounts in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,846	$71,710
Restricted cash	758	758
Accounts receivable, net of allowance of $2,424	118,772	98,065
Prepaids and other current assets	3,165	5,097
Deferred tax assets	40,201	3,050

Total current assets	251,742	178,680

Property and equipment:
Land, buildings and improvements	5,061	5,061
Drilling equipment	848,968	824,901
Furniture and fixtures	3,653	3,578

Total property and equipment	857,682	833,540
Less: accumulated depreciation	(410,050)	(396,210)

Net property and equipment	447,632	437,330

Goodwill	10,377	10,377
Other noncurrent assets, net	9,019	9,489

	$718,770	$635,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$48,456	$40,232
Accrued workers’ compensation	5,421	4,303
Payroll and related employee costs	4,517	8,699
Accrued interest payable	3,131	1,516
Other accrued liabilities	8,348	5,834

Total current liabilities	69,873	60,584

Contingent convertible senior debt	275,000	275,000
Other long-term liabilities	7,088	7,509
Deferred income taxes	104,479	55,301

Commitments and contingent liabilities	—	—

Shareholders’ equity:
Series B Junior Participating Preferred stock, $1 par value; 250,000 shares authorized; none outstanding	—	—
Common stock, $0.10 par value; 300,000,000 shares authorized; 190,757,597 and 190,136,471 issued and outstanding, respectively	19,076	19,014
Additional paid-in capital	365,973	363,148
Unearned restricted stock awards	(1,083)	—
Accumulated deficit	(121,636)	(144,680)

Total shareholders’ equity	262,330	237,482

	$718,770	$635,876

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Contract drilling	$149,992	$75,200

Costs and expenses:
Drilling operations	92,935	62,537
Depreciation and amortization	14,302	12,972
General and administrative	3,922	3,140
Gain on sale of assets	(18)	(11)

Total costs and expenses	111,141	78,638

Operating income (loss)	38,851	(3,438)

Other income (expense):
Interest income	432	166
Interest expense	(2,599)	(6,166)

Other expense, net	(2,167)	(6,000)

Net income (loss) before income taxes	36,684	(9,438)

Income tax expense (benefit):
Current	1,172	—
Deferred	12,468	(3,007)

Total income tax expense (benefit)	13,640	(3,007)

Net income (loss)	$23,044	$(6,431)

Net income (loss) per common share (Note 2):
Basic	$0.12	$(0.04)

Diluted	$0.10	$(0.04)

Weighted average common shares outstanding:
Basic	190,273	181,456

Diluted	234,344	181,456

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands)

		Common
		Stock,	Additional	Unearned
	Common	$0.10 Par	Paid-in	Restricted	Accumulated
	Shares	Value	Capital	Stock Awards	Deficit	Total
Balance, December 31, 2003	181,283	$18,129	$330,266	$—	$(152,758)	$195,637

Exercise of stock options	4,243	424	9,729	—	—	10,153

Tax benefit of stock option exercises	—	—	3,193	—	—	3,193

Non-cash compensation expense	—	—	77	—	—	77

Issuance of common stock	4,610	461	19,883	—	—	20,344

Comprehensive net income	—	—	—	—	8,078	8,078

Balance, December 31, 2004	190,136	19,014	363,148	—	(144,680)	237,482

Exercise of stock options	421	42	1,279	—	—	1,321

Tax benefit of stock option exercises	—	—	446	—	—	446

Issuance of restricted stock	200	20	1,100	(1,120)	—	—

Amortization of restricted stock awards	—	—	—	37	—	37

Comprehensive net income	—	—	—	—	23,044	23,044

Balance, March 31, 2005 (Unaudited)	190,757	$19,076	$365,973	$(1,083)	$(121,636)	$262,330

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$23,044	$(6,431)
Adjustments to reconcile net income (loss) to net cash
Cash provided by (used in) operating activities:
Depreciation and amortization	14,302	12,972
Deferred income taxes	12,027	(3,357)
Gain on sale of assets	(18)	(11)
Amortization of restricted stock awards	37	—
Non-cash compensation expense	—	77
Accretion of debt discount	—	7
Tax benefit of stock option exercises	446	350
Net effect of changes in assets and liabilities related to operating accounts	(9,704)	(7,481)

Cash provided by (used in) operating activities	40,134	(3,874)

Cash flows from investing activities:
Property and equipment additions	(24,848)	(4,496)
Proceeds from sale of property and equipment	529	117

Cash used in investing activities	(24,319)	(4,379)

Cash flows from financing activities:
Net proceeds from long-term debt	—	97,750
Repayments of long-term debt	—	(85,000)
Financing costs	—	(323)
Proceeds from exercise of stock options	1,321	626

Cash provided by financing activities	1,321	13,053

Net increase in cash and cash equivalents	17,136	4,800
Cash and cash equivalents, beginning of period	71,710	54,350

Cash and cash equivalents, end of period	$88,846	$59,150

Supplemental cash flow disclosure:
Cash paid for interest	$769	$3,911

Cash paid for taxes	$170	$—

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

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2005 and the results of operations and cash flows for the periods indicated. All intercompany transactions have been eliminated. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements in accordance with U.S. GAAP have been omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

(2) Significant Accounting Policies

Earnings Per Share

     Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the applicable period and excludes the nonvested portion of restricted stock. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock and shares issuable upon conversion of the Floating Rate Contingent Convertible Senior Notes due 2024 (the “Floating Rate Notes”) and the 3.75% Contingent Convertible Senior Notes due 2023 (the “3.75% Notes”) (collectively referred to as the “Contingent Convertible Senior Notes”).

     Consistent with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the Company accounts for the Contingent Convertible Senior Notes using the “if converted” method set forth in the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share” for calculating diluted earnings per share. Under the “if converted” method, the after-tax effect of interest expense related to the Contingent Convertible Senior Notes is added back to net income, and the convertible debt is assumed to have been converted to common equity at the beginning of the period and is added to outstanding shares.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

     The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Net income (loss)	$23,044	$(6,431)

Add interest expense on contingent convertible senior notes, net of related tax effects	1,495	—

Adjusted net income-diluted	$24,539	$(6,431)

Denominator:
Weighted average common shares outstanding	190,273	181,456

Effect of dilutive securities:
Options – treasury stock method	1,614	—
Contingent convertible senior notes	42,457	—

Weighted average common shares outstanding-diluted	234,344	181,456

Earnings per common share:
Basic	$0.12	$(0.04)

Diluted	$0.10	$(0.04)

     For the three months ended March 31, 2005, 199,950 shares of restricted stock were excluded from the computation of basic EPS as the restricted stock vesting conditions had not been met. Also, 904,160 stock options to purchase common shares and 124,413 shares of restricted stock, each calculated on a weighted-average basis, were excluded from the computation of diluted EPS as the effects of these securities were anti-dilutive. For the three months ended March 31, 2004, the Company incurred a net loss and excluded 10.9 million options to purchase shares from the computation of diluted EPS as the effect would have been anti-dilutive. If the Company had not incurred a net loss, the number of shares included in the weighted average common shares outstanding would have been based on the treasury stock method.

Stock-Based Compensation

     The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. These plans are more fully described in Note 7. Accordingly, no compensation expense has been recognized for stock option grants as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Had compensation expense for the stock option grants been determined on the fair value at the grant dates consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net income (loss), as reported	$23,044	$(6,431)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	23	52
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(603)	(581)

Pro forma net income (loss)	$22,464	$(6,960)

Basic earnings per share
As reported	$0.12	$(0.04)
Pro Forma	$0.12	$(0.04)
Diluted earnings per share
As reported	$0.10	$(0.04)
Pro Forma	$0.10	$(0.04)

     For purposes of determining compensation expense using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options granted in 2005 and 2004 were: risk-free interest rate based on five-year Treasury strips of 3.86% in 2005 and 3.67% in 2004; dividend yield of zero in each year; stock price volatility of 57% in 2005 and of 56% in 2004; and expected option lives of five years for each year presented.

Recent Accounting Pronouncements

     In October 2004, the FASB ratified the consensus reached in EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The Issue states that contingently convertible debt instruments should be included in diluted earnings per share regardless of whether contingent features in such instruments have been met. The Issue was effective for reporting periods ending after December 15, 2004. The Company adopted EITF No. 04-08 on December 31, 2004 (see “Earnings per share” above).

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard is effective for the Company as of January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company will adopt the standard as of the effective date. The Company is currently evaluating the total effect on the financial statements and the method to use when valuing stock options.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which amends APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS No. 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of the statement are effective for exchanges taking place in fiscal periods beginning after June 15, 2005. The Company will adopt the standard as of the effective date and believes it will not have a material impact on the financial statements.

     In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective for fiscal years ending after December 15, 2005. The Company will adopt the standard as of the effective date and does not expect the adoption of FIN 47 to have a material effect on the Company’s financial position or results of operations for the year ended December 31, 2005.

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

     The Company currently believes that it is more likely than not that 2005 taxable income will be sufficient to utilize the net operating loss carryforwards (“NOLs”) recorded at March 31, 2005. As a result, these NOLs have been classified as current assets on the balance sheet.

(4) Long-Term Debt

Long-term debt consists of the following (amounts in thousands):

	March 31,	December 31,
	2005	2004
	(Unaudited)
3.75% Contingent Convertible Senior Notes due May 2023	$150,000	$150,000
Floating Rate Contingent Convertible Senior Notes due April 2024	125,000	125,000

	275,000	275,000

Less current maturities	—	—

Long-term debt	$275,000	$275,000

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Floating Rate Notes

     On March 31, 2004, the Company issued $100.0 million aggregate principal amount of Floating Rate Notes in a private offering that yielded net proceeds of approximately $97.8 million. On April 27, 2004, one of the initial purchasers in the Company’s private offering of the Floating Rate Notes exercised its option to purchase an additional $25.0 million aggregate principal amount of the Floating Rate Notes with the same terms. This yielded net proceeds of $24.4 million. The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. The per annum interest rate will never be less than zero or more than 6.00%. The Floating Rate Notes mature on April 1, 2024. The Floating Rate Notes are convertible into shares of the Company’s common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share, which is equal to a conversion rate of approximately 153.6098 shares per $1,000 principal amount of the Floating Rate Notes, subject to adjustment. The Floating Rate Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial. The Floating Rate Notes and the guarantees rank equally with all of the Company’s other senior unsecured debt, including the Company’s 3.75% Notes. Fees and expenses of approximately $3.6 million incurred at the time of issuance are being amortized through April 1, 2014, the first date the holders may require the Company to repurchase the Floating Rate Notes.

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

     The Floating Rate Notes are convertible, at the holders’ option, prior to the maturity date into shares of the Company’s common stock under the following circumstances:

•	during any calendar quarter, if the closing sale price per share of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs, is more than 120% of the conversion price per share ($7.81 per share) on that 30th trading day;

•	if the Company has called the Floating Rate Notes for redemption;

•	during any period that the credit ratings assigned to the Company’s 3.75% Notes by both Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) are reduced below B1 and B+, respectively, or if neither rating agency is rating the Company’s senior unsecured debt;

•	during the five trading day period immediately following any nine consecutive trading day period in which the average trading price per $1,000 principal amount of the Floating Rate Notes for each day of such period was less than 95% of the product of the closing sale price per share of the Company’s common stock on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the Floating Rate Notes; or

•	upon the occurrence of specified corporate transactions, including a change of control.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

     The Floating Rate Notes did not meet the criteria for conversion into common stock at any time during the quarter ended March 31, 2005. At March 31, 2005, the credit ratings assigned to the Company’s 3.75% Notes by Moody’s Investor Service and Standard and Poor’s Ratings Group were B1 and BB-, respectively. The indenture governing the Floating Rate Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of the Company’s securities, and does not contain any financial covenants.

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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

     The 3.75% Notes did not meet the criteria for conversion into common stock at any time during the quarter ended March 31, 2005. At March 31, 2005, the credit ratings assigned to the 3.75% Notes by Moody’s Investor Service and Standard and Poor’s Ratings Group were B1 and BB-, respectively. The indenture governing the 3.75% Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of the Company’s securities, and does not contain any financial covenants.

8 7/8% Senior Notes due 2007

     On March 31, 2004, $90.0 million of the $97.8 million of net proceeds received from the issuance of the Floating Rate Notes was irrevocably deposited with the trustee for the 8 7/8% Senior Notes due 2007 (the “8 7/8% Notes”) to redeem all outstanding notes at 102.9580%, plus accrued interest. On April 30, 2004, the cash deposited with the trustee was used to redeem the $85.0 million aggregate principal amount of the 8 7/8% Notes. The redemption premium of $2.5 million is included in interest expense during the quarter ended March 31, 2004 and the remaining $1.1 million of deferred financing costs associated with the 8 7/8% Notes was accelerated and amortized through the redemption date of April 30, 2004.

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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

     The CIT Facility contains affirmative and negative covenants and the Company is in compliance with these covenants. Substantially all of the Company’s assets, including its drilling equipment, are pledged as collateral under the CIT Facility which is also guaranteed by the Company and certain of the Company’s wholly-owned subsidiaries. The Company, however, retains the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside the contiguous 48 states of the United States of America.

     Among the various covenants that the Company must satisfy under the CIT Facility are the following two covenants (as defined in the CIT Facility) which apply whenever the Company’s liquidity, defined as the sum of cash, cash equivalents and availability under the CIT Facility, falls below $35.0 million:

•	1 to 1 EBITDA coverage of debt service, tested monthly on a trailing 12 month basis; and

•	minimum tangible net worth (as defined in the CIT Facility) at the end of each quarter will be at least the prior year tangible net worth less non-cash write-downs since the prior year-end and less fixed amounts for each quarter end for which the test is calculated.

     At March 31, 2005, the Company’s liquidity as defined above was $167.5 million. Additionally, if the total amount outstanding under the CIT Facility (including outstanding letters of credit) exceeds 50% of the Orderly Liquidation Value of the Company’s domestic rigs, the Company is required to make a prepayment in the amount of the excess. Also, if the average rig utilization rate falls below 45% for two consecutive months, the lender will have the option to request one additional appraisal per year to aid in determining the current orderly liquidation value of the drilling equipment. Average rig utilization is defined as the total number of rigs owned which are operating under drilling contracts in the 48 contiguous states of the United States of America divided by the total number of rigs owned, excluding rigs not capable of working without substantial capital investment. Events of default under the CIT Facility include, in addition to non-payment of amounts due, misrepresentations and breach of loan covenants and certain other events including:

•	default with respect to other indebtedness in excess of $350,000;

•	legal judgments in excess of $350,000; or

•	a change in control which means that the Company ceases to own 100% of its two principal subsidiaries, some person or group that has either acquired beneficial ownership of 30% or more of the Company or obtained the power to elect a majority of the Company’s board of directors, or the Company’s board of directors ceases to consist of a majority of “continuing directors” (as defined by the CIT Facility).

     The Company currently has no outstanding balance under the CIT Facility and had $21.3 million of undrawn standby letters of credit at March 31, 2005. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and retained losses which may become payable under the terms of the underlying insurance contracts and for other purposes. Outstanding letters of credit reduce the amount available for borrowing under the CIT Facility.

(5) Segment Information

     The Company manages its business as one reportable segment. Although the Company provides onshore contract drilling services in several markets domestically, these operations have been aggregated

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

into one reportable segment based on the similarity of economic characteristics among all markets, including the nature of the services provided and the type of customers of such services.

(6) Contingencies

     The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company’s consolidated financial condition or results of operations.

(7) Capital Stock and Option Plans

     The 2003 Incentive Plan (the “2003 Plan”) was approved by shareholders in May 2003. The 2003 Plan authorizes the grant of the following equity-based awards:

•	incentive stock options;

•	non-statutory stock options;

•	restricted shares; and

•	other stock-based and cash awards.

     The 2003 Plan replaced the Company’s 1996 Employee Stock Option Plan (the “1996 Plan”); provided, however, that outstanding options previously granted shall continue to be exercisable subject to the terms and conditions of such grants. The 1996 Plan allowed for grants of non-statutory options to purchase shares of the Company’s common stock, but no further grants of common stock will be made under the 1996 Plan. The 2003 Plan reserves a maximum of 17.0 million shares of the Company’s common stock underlying all equity-based awards, but is reduced by the number of shares subject to previous grants under the 1996 Plan. At March 31, 2005, there were 5.6 million shares of the Company’s common stock available for grant under the 2003 Plan until March 2013. Prior to 2003, the Company also granted options under stock option agreements with its chief executive officer and directors that are outside of the 1996 Plan and the 2003 Plan. At March 31, 2005, these individuals had options outstanding to purchase an aggregate of 925,500 shares of the Company’s common stock.

     The exercise price of stock options approximates the fair market value of the stock at the time the option is granted. A portion of the outstanding options became exercisable upon issuance and the remaining become exercisable in varying increments over three to five year periods. The options expire on the tenth anniversary of the date of grant.

     During the first quarter of 2005, the Company issued 199,950 shares of restricted common stock under the 2003 Plan, which vest over a five year period. Each share of restricted common stock entitles the holder to one vote and are only restricted due to vesting conditions. The Company will record expense for the value of these shares on a straight-line basis over the five year vesting period. The portion of the value of the restricted stock not yet expensed is shown as unearned restricted stock awards within shareholders’ equity.

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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

typically taken by the Company in the event of nonpayment include filing a lien on the customer’s producing property and filing suit against the customer.

     For the three month period ended March 31, 2005, no customers represented 10% of revenue. The Company had one customer which represented approximately 11% of revenue in the first quarter of 2004.

(9) Acquisition and Intangible Assets

     On April 6, 2004, the Company acquired all of the outstanding capital stock and stock equivalents of New Patriot Drilling Corp. (“Patriot”) through a merger. The Company recorded all revenue and expenses since that date. Patriot had a fleet of ten drilling rigs and provided onshore contract land drilling services to the oil and gas industry in the Rocky Mountain region. This acquisition allowed the Company to expand its presence in this region with large natural gas reserves.

     The aggregate purchase price for Patriot was $49.5 million, including $14.2 million in cash, $14.7 million in cash to retire the outstanding debt of Patriot and 4,610,480 shares of the Company’s common stock valued at $20.6 million. The value of the shares of the Company’s common stock issued was determined based upon the average market price of the Company’s common stock over the five day period beginning two days before and ending two days after the signing of the agreement and plan of merger.

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

     The deferred tax liabilities recorded included an estimate of the book and tax depreciation differences for asset additions during the period from January 1, 2004 to April 6, 2004. As a result, the amount ultimately recorded could change based upon the final Patriot income tax return to be filed for that period. Any adjustment would affect the amount of Goodwill recorded.

     None of the goodwill resulting from this acquisition is deductible for tax purposes. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Disposal of Long-Lived Assets.” The intangible assets represent customer contracts and related relationships acquired and are being amortized over the useful life of three years. Amortization expense related to these intangible assets was $267,000 during the first quarter of 2005 and accumulated amortization was $1.0 million at March 31, 2005. Amortization expense related to these intangible assets over the next five fiscal years will be: 2005 — $1.1 million; 2006 - $1.1 million; 2007 — $219,000; 2008 – $0 and 2009 – $0. The net balance of these intangible assets was included in net other noncurrent assets on the consolidated balance sheet.

GREY WOLF, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein and with our audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2004.

Overview

     We are a leading provider of contract oil and gas land drilling services in the United States with a fleet of 127 rigs, of which 104 rigs are currently marketed. Our customers include independent producers and major oil and gas companies. We conduct our operations through our subsidiaries in what we believe to be the best natural gas producing regions in the United States.

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

Rig Activity

     The United States land rig count at April 29, 2005, per the Baker Hughes rotary rig count, reached 1,206 rigs. The land rig count is at the highest level since the nineteen eighties. As a result, we have also seen an increase in our average rigs working compared to prior years. For the week ending April 21, 2005, we had an average of 102 rigs working, which was the highest in our history.

     The table below shows the average number of land rigs working in the United States according to the Baker Hughes rotary rig count and the average number of our rigs working.

Domestic	2003	2004					2005
Land Rig	Full					Full		4/1
Count	Year	Q-1	Q-2	Q-3	Q-4	Year	Q-1	to 4/29
Baker Hughes	880	1,002	1,049	1,115	1,131	1,074	1,153	1,214

Grey Wolf	61	65	86	94	96	85	98	100

Term Contracts

     We are signing an increasing number of term contracts to provide drilling services on a daywork basis. We currently have 33 rigs working under term contracts. In addition, 11 more rigs are scheduled to go to work under term contracts by the end of the third quarter 2005. We have a total of approximately 9,900 and 3,800 days contracted for the remainder of 2005 and 2006, respectively, under term contracts.

     Five of the 11 rigs scheduled to begin work under term contracts by the end of the third quarter are currently being refurbished from our cold-stacked and inventory fleet. This includes four cold-stacked rigs and one inventory rig. The work being performed on two of the cold-stacked rigs is estimated to cost an average of approximately $2.1 million each and the rigs are projected to begin work in June 2005. The other rigs are being upgraded from mechanical rigs to diesel electric SCR rigs at an average cost of $6.4 million per rig. These three rigs are expected to go to work by the end of the third quarter. We expect to recover substantially all of the incremental capital expended in redeploying these five rigs during the term of the contracts.

     The term contracts range in length from six months to two years and include a per rig day cancellation fee approximately equal to the dayrate under the contract less estimated contract drilling operating expenses for the unexpired term of the contract. In addition, we are able to pass the cost of labor increases on to our customers through our dayrates on all contracts, including term contracts.

Drilling and Contract Bid Rates

     Improvements in the level of land drilling in the United States during 2004 positively impacted the dayrates we are currently receiving for our rigs. Our dayrates rose approximately $1,800 per day for all rigs and across regions in the first quarter of 2005 from the fourth quarter of 2004. This latest quarter-to-quarter increase is the largest we have experienced.

     As of April 29, 2005, our leading edge bid rates have risen to between $13,400 to $18,000 per rig day, without fuel or top drives. We expect this upward trend in dayrates to continue during 2005; however, we cannot predict the rate of increase.

     In addition to our fleet of drilling rigs, we owned 17 top drives at April 29, 2005, for which our bid rates are up to $2,500 per day, at that date. Bid rates for our top drives are in addition to the above stated bid rates for our rigs.

Turnkey and Footage Contract Activity

     Turnkey and footage work is an important part of our business and operating strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher revenues and earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) per rig day worked than under daywork contracts. A rig day is defined as a twenty-four hour period in which a rig is under contract and should be earning revenue. However, under turnkey and footage contracts we are typically required to bear additional operating costs (such as drill bits) and risk (such as loss of hole) that would otherwise be assumed by the customer under daywork contracts. Total quarterly turnkey and footage EBITDA of $9.6 million in the first quarter of 2005 is the highest in our history. For the quarter ended March 31, 2005, our turnkey and footage EBITDA was $11,433 per rig day compared to daywork EBITDA of $5,510 per rig day. For the quarter ended March 31, 2005, turnkey and footage work represented 10% of total days worked compared to 8% of total days worked during the last quarter of 2004 and 15% in the first quarter of 2004.

     EBITDA generated on turnkey and footage contracts can vary widely based upon a number of factors, including the location of the contracted work as well as the depth and level of complexity of the wells drilled. The demand for drilling services under turnkey and footage contracts has historically been lower during periods of overall higher rig demand. While overall rig demand has been higher as evidenced by the increase in rig count, the demand for turnkey services has not declined significantly.

Financial Outlook

     We believe the outlook for oil and natural gas prices as well as the outlook for land drilling contractors remains positive through 2005. The land rig count has reached a point that we believe provides support for increasing dayrates and improved contractual terms. The current high oil and natural gas commodity prices are providing our customers, we believe, with the cash flow to pursue oil and natural gas prospects in the areas where we operate. As of April 29, 2005, commodity prices remain relatively high with the NYMEX twelve-month strip for natural gas at $7.26 per Mmbtu and the NYMEX twelve-month strip for oil at $52.57 per barrel.

     We expect wages and costs to increase in 2005 as a result of this robust demand; however, we have the ability to pass on labor increases to our customers through higher dayrates. We also expect that the extended delivery times for drill pipe and newly manufactured rig components will continue including, for example, delivery times for mud pumps and drawworks. These delivery times could affect the timing of reactivation, if any, of our remaining cold-stacked and inventory rigs after reactivation of the five rigs in progress. At April 29, 2005, we had the ability to return each of our eight cold-stacked rigs to work at an estimated cost of $2.5 million to $3.5 million per rig, excluding drill pipe. In addition, at April 29, 2005, we had 15 rigs held for future refurbishment that could be returned to service for an estimated cost of approximately $5.0 million to $8.0 million per rig, excluding drill pipe. We may also need to purchase drill pipe for these rigs based upon inventory levels at the time of reactivation. The cost of drill pipe, at current prices, could range from $0.6 million to $0.9 million for each rig.

     By the end of the third quarter of 2005, we expect to refurbish five rigs, which would bring our marketed rig count to 109. After refurbishment of the five rigs for term contracts, we will have four cold-stacked rigs and 14 inventory rigs. The actual number of rigs reactivated in 2005 and in the future will depend upon many factors, including our estimation of existing and anticipated demand and dayrates, our success in bidding for contracts, including term contracts, and the timing of the reactivations. The actual cost of reactivating these rigs would also depend upon the specific customer requirements and to the extent that we choose to upgrade these rigs.

     We have prepared an estimate of results for the second quarter of 2005 based on currently anticipated levels of activity and dayrates. We expect to average between seven and 10 rigs working under turnkey and footage contracts during the second quarter of 2005; however, there can be no assurance that we will be able to maintain the current level of activity or EBITDA derived from turnkey and footage contracts. During the second quarter of 2005, we expect to average a total of 101 rigs working and to generate EBITDA of approximately $57.3 million (see “Results of Operations” for reconciliation). We expect depreciation expense of approximately $14.7 million and interest expense of approximately $2.8 million in the second quarter of 2005. Net income per share is expected to be approximately $0.11 on a diluted basis, using a tax rate of approximately 37% based upon the expected level of net income.

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

Impairment of Long-Lived Assets

     We assess the impairment of our long-lived assets under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such indicators include changes in our business plans, a change in the physical condition of a long-lived asset or the extent or manner in which it is being used, or a severe or sustained downturn in the oil and gas industry. If we determine that a triggering event, such as those described previously, has occurred, we perform a review of our rigs and rig equipment. Our review is performed by comparing the carrying value of each rig, plus the estimated cost to refurbish or reactivate, to the estimated undiscounted future net cash flows for that rig. If the carrying value plus estimated refurbishment and reactivation cost of any rig is more than the estimated undiscounted future net cash flows expected to result from the use of the rig, a write-down of the rig to estimated fair market value must be made. The estimated fair market value is the amount at which an asset could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best estimate of fair market value, however, quoted market prices are generally not available. As a result, fair value must be determined based upon other valuation techniques. This could include appraisals or present value calculations. The calculation of undiscounted future net cash flows and fair market value is based on our estimates and projections.

     The demand for land drilling services is cyclical and has historically resulted in fluctuations in rig utilization. The severity and duration of the downturn during 1998 triggered a pre-tax asset impairment charge of $93.2 million. We believe the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. The likelihood of an asset impairment increases during extended periods of rig inactivity. Each year we evaluate our cold stacked and inventory rigs and determine our intentions for their future use. This evaluation takes into consideration, among other things, the physical condition and marketability of the rig, and projected reactivation or refurbishment cost. To the extent that our estimates of refurbishment and reactivation cost, undiscounted future net cash flows or fair market value change or there is a deterioration in the physical condition of the inventory or cold stacked rigs, we could be required under SFAS No. 144 to record an impairment charge. During the fourth quarter of 2002, we recorded a pre-tax, non-cash asset impairment charge of $3.5 million after performing such a review. Due to the deterioration of the physical condition of five of the inventory rigs and changes in market conditions, it was determined that the rigs could no longer be returned to service at a reasonable cost that would have provided an acceptable economic return and that the usable component parts would be included in spare equipment and depreciated over five years. In the first three months of 2005, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable. Below is a summary of our rig fleet and the estimated cost to refurbish and reactivate by category as of April 29, 2005:

		Estimated
		Per Rig Refurbishment
	Number	and Reactivation Cost
Rig Category	Of Rigs	(excluding drill pipe)
Marketed	104	N/A
Cold Stacked	8	$2.5 – $3.5 Million
Inventory	15	$5.0 – $8.0 Million

We may also need to purchase drill pipe for these rigs based upon inventory levels at the time of reactivation. The cost of drill pipe, at current prices, could range from $0.6 million to $0.9 million for each rig. The net book value of the inventory rigs at March 31, 2005 was $17.8 million.

Goodwill and Other Intangible Assets

     During the second quarter of 2004, we completed the acquisition of New Patriot Drilling Corp. (“Patriot”), which was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.” In conjunction with the purchase price allocation of the Patriot acquisition we recorded goodwill of $10.4 million and intangible assets of $3.2 million. The intangible assets represent customer contracts and related relationships acquired and are being amortized over the useful life of three years.

     Goodwill represents the excess of costs over the fair value of assets of businesses acquired. None of the goodwill resulting from this acquisition is deductible for tax purposes. We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” During the first three months of 2005 no impairment of our goodwill and intangible assets was recorded.

Revenue Recognition

     Revenues are earned under daywork, turnkey and footage contracts. Revenue from daywork and footage contracts is recognized when it is realized or realizable and earned. On daywork contracts, revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. On footage contracts revenue is recognized based on the number of feet that have been drilled at fixed rates stipulated by the contract. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date compared to our estimate of the total contract costs. Under the percentage-of-completion method, we make estimates of the total contract costs to be incurred, and to the extent these estimates change, the amount of revenue recognized could be affected. The significance of the accrued turnkey revenue varies from period to period depending on the overall level of demand for our services and the portion of that demand that is for turnkey services. At March 31, 2005, there were nine turnkey wells in progress versus seven wells at March 31, 2004, with accrued revenue of $13.8 million and $4.6 million, respectively at such dates. Anticipated losses, if any, on uncompleted contracts are recorded at the time our estimated costs exceed the contract revenue.

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

     The amount accrued for the provision for losses incurred varies depending on the number and nature of the claims outstanding at the balance sheet dates. In addition, the accrual includes management’s estimate of the future cost to settle each claim such as future changes in the severity of the claim and increases in medical costs. We use third parties to assist us in developing our estimate of the ultimate costs to settle each claim, which is based upon historical experience associated with the type of each claim and specific information related to each claim. The specific circumstances of each claim may change over time prior to settlement and as a result, our estimates made as of the balance sheet dates may change. At March 31, 2005 and December 31, 2004, we had $12.5 million and $11.8 million, respectively, accrued for losses incurred within the deductible amounts for workers’ compensation and general liability claims and for uninsured claims.

Income Taxes

     Our deferred tax assets consist primarily of net operating loss carryforwards (“NOLs”). Deferred tax assets must be assessed based upon the likelihood of recoverability from future taxable income and to the extent that recovery is not likely, a valuation allowance is established. At March 31, 2005, we do not have a valuation allowance as we believe that it is more likely than not that our 2005 taxable income and reversal of deferred tax liabilities will be sufficient to recover our deferred tax assets. Our business, however, is extremely cyclical and is highly sensitive to changes in oil and natural gas prices and demand for our services and there can be no assurances that future economic or financial developments will not impact our ability to recover our deferred tax assets.

     In addition, we have $20.2 million in permanent differences which relate to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent difference will be reduced as the assets are depreciated for financial accounting purposes on a straight-line basis over the next eight years. As the amortization of these permanent differences is a fixed amount, our effective tax rate can vary widely based upon the current level of income or loss.

Financial Condition and Liquidity

The following table summarizes our financial position as of March 31, 2005 and December 31, 2004.

	March 31, 2005		December 31, 2004
	(Unaudited)
	(Dollars in thousands)
	Amount	%	Amount	%
Working capital	$181,869	28	$118,096	20
Property and equipment, net	447,632	69	437,330	76
Goodwill	10,377	2	10,377	2
Other noncurrent assets	9,019	1	9,489	2

Total	$648,897	100	$575,292	100

Long-term debt	$275,000	42	$275,000	48
Other long-term liabilities	111,567	17	62,810	11
Shareholders’ equity	262,330	41	237,482	41

Total	$648,897	100	$575,292	100

Significant Changes in Financial Condition

     The significant changes in our financial position from December 31, 2004 to March 31, 2005 are an increase in working capital of $63.8 million, an increase in net property and equipment of $10.3 million, an increase in other long-term liabilities of $48.8 million, and an increase in shareholders’ equity of $24.8 million. The increase in working capital is primarily the result of higher balances in cash and cash equivalents, accounts receivable and deferred tax assets, partially offset by higher account payable balances. The deferred tax assets have increased due to the estimated realization of NOLs during 2005. Previously, the NOLs were included in the long-term deferred income tax liability line item. The other working capital increases are due to a higher rig count and increased dayrates during the period. The increase in property and equipment, net, is due to capital expenditures during the period, being partially offset by depreciation. The increase in shareholder’s equity is primarily due to the net income for the period.

Floating Rate Notes

     The Floating Rate Contingent Convertible Senior Notes due 2024 (the “Floating Rate Notes”) bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05% but will never be less than zero or more than 6.00%. These notes mature on April 1, 2024. The Floating Rate Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share, which is equal to a conversion rate of approximately 153.6098 shares per $1,000 principal amount of the Floating Rate Notes, subject to adjustment. The Floating Rate Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are immaterial. The Floating Rate Notes and the guarantees rank equally with all of our other senior unsecured debt, including our 3.75% Contingent Convertible Senior Notes due 2023 (the “3.75% Notes”). Fees and expenses of $3.6 million incurred at the time of issuance are being amortized through April 1, 2014, the first date the holders may require us to repurchase the Floating Rate Notes.

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

     The Floating Rate Notes are convertible, at the holder’s option, prior to the maturity date into shares of our common stock under the following circumstances:

•	during any calendar quarter, if the closing sale price per share of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs, is more than 120% of the conversion price per share ($7.81 per share) on that 30th trading day;

•	if we have called the Floating Rate Notes for redemption;

•	during any period that the credit ratings assigned to the 3.75% Notes by both Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) are reduced below B1 and B+, respectively, or if neither rating agency is rating our senior unsecured debt;

•	during the five trading day period immediately following any nine consecutive trading day period in which the average trading price per $1,000 principal amount of the Floating Rate Notes for each day of such period was less than 95% of the product of the closing sale price per share of our common stock on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the Floating Rate Notes; or

•	upon the occurrence of specified corporate transactions, including a change of control.

     As of the date of this report, none of the conditions enabling the holders of the Floating Rate Notes to convert them into shares of our common stock have occurred. At April 29, 2005, the credit ratings assigned to the Company’s 3.75% Notes by Moody’s and S&P were B1 and BB-, respectively. The indenture governing the Floating Rate Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of our securities, and does not contain any financial covenants.

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

     The 3.75% Notes are convertible, at the holder’s option, prior to the maturity date into shares of our common stock in the following circumstances:

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

     The 3.75% Notes did not meet the criteria for conversion into common stock at any time during the quarter ended March 31, 2005 or to the date of this report. At April 29, 2005, the credit ratings assigned to the 3.75% Notes by Moody’s and S&P were B1 and BB-, respectively. The indenture governing the 3.75% Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of our securities, and does not contain any financial covenants.

CIT Facility

     Our subsidiary Grey Wolf Drilling Company L.P. has a $100.0 million credit facility with the CIT Group/Business Credit, Inc. (the “CIT Facility”) which was amended in December 2004 and expires December 31, 2008. The CIT Facility provides us with the ability to borrow up to the lesser of $100.0 million or 50% of the Orderly Liquidation Value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. The CIT Facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon our debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $50.0 million available for letters of credit. We are required to pay a quarterly commitment fee of 0.5% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum.

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

     Among the various covenants that we must satisfy under the CIT Facility are the following two covenants (as defined in the CIT Facility) which apply whenever the Company’s liquidity, defined as the sum of cash, cash equivalents and availability under the CIT Facility, falls below $35.0 million:

•	1 to 1 EBITDA coverage of debt service, tested monthly on a trailing 12 month basis; and

•	minimum tangible net worth (as defined in the CIT Facility) at the end of each quarter will be at least the prior year tangible net worth less non-cash write-downs since the prior year-end and less fixed amounts for each quarter end for which the test is calculated.

     At March 31, 2005, our liquidity as defined above was $167.5 million. Additionally, if the total amount outstanding under the CIT Facility (including outstanding letters of credit) exceeds 50% of the Orderly Liquidation Value of our domestic rigs, we are required to make a prepayment in the amount of the excess. Also, if the average rig utilization rate falls below 45% for two consecutive months, the lender will have the option to request one additional appraisal per year to aid in determining the current orderly liquidation value of the drilling equipment. Average rig utilization is defined as the total number of rigs owned which are operating under drilling contracts in the 48 contiguous states of the United States of America divided by the total number of rigs owned, excluding rigs not capable of working without substantial capital investment. Events of default under the CIT Facility include, in addition to non-payment of amounts due, misrepresentations and breach of loan covenants and certain other events including:

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

     As of the date of this report, we did not have an outstanding balance under the CIT Facility and had $21.3 million of undrawn standby letters of credit. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and retained losses which may become payable under the terms of the underlying insurance contracts and for other purposes. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

Cash Flow

     The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
	(Unaudited)
Net cash provided by (used in):
Operating activities	$40,134	$(3,874)
Investing activities	(24,319)	(4,379)
Financing activities	1,321	13,053

Net increase in cash	$17,136	$4,800

     Our cash flows from operating activities are affected by a number of factors including the number of rigs working under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow from operating activities provided $40.1 million and used $3.9 million during the first three months of 2005 and 2004, respectively. The increase in cash flow from operating activities from the first quarter of 2004 compared to the first quarter of 2005 is due primarily to an increase in net income as a result of higher dayrates and rig activity.

     Cash flow used in investing activities for the three months ended March 31, 2005 primarily consisted of $24.8 million of capital expenditures. For the three months ended March 31, 2004, cash flow used consisted of $4.5 million of capital expenditures. Capital expenditures in 2005 included costs for the reactivation of four cold-stacked rigs. Capital expenditures in 2005 and 2004 also included betterments and improvements to our rigs, the acquisition of drill pipe and collars, and other capital items.

     Cash flow provided by financing activities for the three months ended March 31, 2005 consisted of proceeds of $1.3 million from the exercise of stock options. Cash flow provided by financing activities for the three months ended March 31, 2004 primarily consisted of the net proceeds of $97.8 million from the issuance of $100.0 million of Floating Rate Notes on March 31, 2004, offset by $85.0 million irrevocably deposited with the trustee of the 8 7/8% Senior Notes due 2007 (the “8 7/8% Notes”) for redemption on April 30, 2004.

Projected Cash Sources and Uses

     We expect to use cash generated from operations to cover cash requirements, including debt service on the Floating Rate Notes and 3.75% Notes and capital expenditures in 2005. Total capital expenditures for 2005 are projected to be between $95.0 million and $105.0 million, subject to the activity level of rig activity and ultimate number of rig reactivations. We will make quarterly interest payments on the Floating Rate Notes on January 1, April 1, July 1, and October 1 of each year and semi-

annual interest payments of $2.8 million on the 3.75% Notes on May 7 and November 7 of each year through the dates of maturity. To the extent that we are unable to generate sufficient cash from operations, we would be required to use cash on hand or draw on our CIT Facility.

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

Reconciliation of Non-GAAP Financial Measures

     In the following discussion of the results of our operations and elsewhere in this filing, we use EBITDA and EBITDA per rig day. EBITDA is a non-GAAP financial measure under the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe that our disclosure of EBITDA per rig day as a measure of rig operating performance allows investors to make a direct comparison between us and our competitors, without regard to differences in capital structure or to differences in the cost basis of our rigs and those of our competitors. Investors should be aware, however, that there are limitations inherent in using this performance measure as a measure of overall company profitability because it excludes significant expense items such as depreciation expense and interest expense. An improving trend in EBITDA per rig day may not be indicative of an improvement in our overall profitability. To compensate for the limitations in utilizing EBITDA per rig day as an operating measure, our management also uses GAAP measures of performance including operating income (loss) and net income (loss) to evaluate performance but only with respect to the company as a whole and not on a per rig basis. In accordance with SEC rules, we have included below a reconciliation of EBITDA to net income (loss), which is the nearest comparable GAAP financial measure.

			Projected
			Three
			Months
	Three Months Ended		Ending
	March 31,		June 30,
	2005	2004	2005
	(Unaudited)
Earnings before interest expense, taxes, depreciation and amortization	$53,585	$9,700	$57,323
Depreciation and amortization	(14,302)	(12,972)	(14,746)
Interest expense	(2,599)	(6,166)	(2,775)
Total income tax (expense) benefit	(13,640)	3,007	(14,926)

Net income (loss) applicable to common shares	$23,044	$(6,431)	$24,876

Comparison of the Three Months Ended March 31, 2005 and 2004

     The following table highlights rig days worked, contract drilling revenue, and EBITDA for our daywork and turnkey operations for the three months ended March 31, 2005 and 2004.

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations(1)	Total	Operations	Operations(1)	Total
	(Dollars in thousands except averages per rig day worked)
	(Unaudited)
Rig days worked	7,990	836	8,826	5,042	904	5,946

Contract drilling revenues	$113,624	$36,368	$149,992	$50,634	$24,566	$75,200
Drilling operations expenses	(66,446)	(26,489)	(92,935)	(42,072)	(20,465)	(62,537)
General and administrative expenses	(3,562)	(360)	(3,922)	(2,758)	(382)	(3,140)
Interest income	395	37	432	141	25	166
Gain on sale of assets	16	2	18	9	2	11

EBITDA	$44,027	$9,558	$53,585	$5,954	$3,746	$9,700

Average per rig day worked:
Contract drilling revenues	$14,221	$43,502	$16,994	$10,042	$27,175	$12,647
EBITDA	$5,510	$11,433	$6,071	$1,181	$4,144	$1,631

(1)	Turnkey operations include the results from turnkey and footage contracts.

     Our EBITDA increased by $43.9 million, or 452%, to $53.6 million for the quarter ended March 31, 2005 from $9.7 million for the quarter ended March 31, 2004. The increase resulted from a $38.1 million increase in EBITDA from daywork operations and a $5.8 million increase in EBITDA from turnkey operations. On a per rig day basis, our EBITDA increased by $4,440 per rig day, or 272%, to $6,071 in the first quarter of 2005 from $1,631 for the same period in 2004. This increase included a $4,329 per rig day increase from daywork operations and a $7,289 per rig day increase from turnkey operations. Total general and administrative expenses increased by $782 due to higher payroll costs, professional fees, and costs associated with being a public company.

Daywork Operations

     The increase in EBITDA discussed above was due in part to an increase of 2,948 rig days worked on daywork contracts in the first quarter of 2005 when compared with the first quarter of 2004. This 58% increase in days was due to overall higher demand for our services. Higher dayrates in the first quarter of 2005 versus the same period in 2004 also contributed significantly to the increase. Contract drilling revenue per rig day increased $4,179, or 42%, the bulk of the increase falling straight through to EBITDA per rig day. Overall, expenses increased as a result of the increase in activity but were relatively flat on a per rig day basis period over period.

Turnkey Operations

     Turnkey EBITDA was higher in the first quarter of 2005 primarily due to higher revenue in total and on a per day basis. Increasing daywork dayrates are considered in our turnkey bid process and resulted in price increases for our turnkey operations. These price increases resulted in the higher revenue. Also, differences in the complexity and success of the wells drilled between the two periods contributed to the increased EBITDA.

Other

     Depreciation and amortization expense increased by $1.3 million, or 10%, to $14.3 million for the three months ended March 31, 2005, compared to $13.0 million for the three months ended March 31, 2004. Depreciation and amortization expense is higher due to the acquisition of Patriot in April 2004 and capital expenditures made during 2004 and the first quarter of 2005.

     Interest expense decreased by $3.6 million, or 58%, to $2.6 million in the first quarter of 2005 from $6.2 million in the first quarter of 2004. This decrease is due to the issuance of the Floating Rate Notes and subsequent redemption of our 8 7/8% Notes. This refinancing resulted in substantial interest savings given the lower interest rate debt outstanding. In addition, the first quarter of 2004 included a $2.5 million redemption premium on the 8 7/8% Notes.

     Our income taxes increased by $16.6 million to $13.6 million of expense for the three months ended March 31, 2005 from a tax benefit of $3.0 million for the same period in 2004. The increase is due to the level of income and is also affected by the annual amortization of $2.8 million in permanent differences related to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent difference will be reduced as these assets are depreciated for financial accounting purposes on a straight-line basis over their remaining useful lives of approximately eight years. As the amortization of these permanent differences is a fixed amount, our book effective tax rate can vary widely based upon the current and projected levels of income or loss.

Item 3. Quantitative and qualitative disclosure about market risk

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the Floating Rate Notes and the CIT Facility. The Floating Rate Notes bear interest at a per annum rate which is equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. We had $125.0 million of the Floating Rate Notes outstanding at March 31, 2005. A 1% change in the interest rate on the Floating Rate Notes would change our interest expense by $1.3 million on an annual basis. However, the annual interest on the Floating Rate Notes will never be below zero or more than 6.00%, which could yield interest expense ranging from zero to $7.5 million on an annual basis. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. We have no outstanding balance under the CIT Facility at April 29, 2005 and as such have no exposure under this facility to a change in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rules 13a–15(e) and 15(d)–15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:

•	business strategy;

•	demand for our services;

•	2005 rig activity and financial results;

•	projected depreciation expense and interest expense;

•	rigs expected to be engaged in turnkey and footage operations;

•	reactivation, timing and cost of reactivation of non-marketed rigs;

•	projected dayrates;

•	the availability of term contracts;

•	projected tax rate;

•	wage rates and retention of employees;

•	sufficiency of our capital resources and liquidity; and

•	depreciation and capital expenditures in 2005.

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

     Our forward-looking statements speak only as of the date specified in such statements or, if no date is stated, as of the date of this report. Grey Wolf, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or with regard to any change in events, conditions or circumstances on which our forward-looking statements are based. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission for additional information concerning risk factors that could cause actual results to differ from the forward-looking statements.

Item 6. Exhibits

3.1	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).

3.2	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

4.1	Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.2	Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.3	Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.4	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes Due 2024 between the Company, the Guarantors, and J.P. Morgan Chase Bank, a New York banking corporation, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q dated May 5, 2004).

4.5	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

4.6	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JP Morgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREY WOLF, INC.

Date: May 5, 2005	By:	/s/ David W. Wehlmann

David W. Wehlmann
Executive Vice President and Chief Financial Officer

Date: May 5, 2005	By:	/s/ Kent D. Cauley

Kent D. Cauley
Vice President and Controller

Index to Exhibits

Exhibits

3.1	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).

3.2	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

4.1	Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.2	Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.3	Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.4	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes Due 2024 between the Company, the Guarantors, and J.P. Morgan Chase Bank, a New York banking corporation, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q dated May 5, 2004).

4.5	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

4.6	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JP Morgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.