Form 10-Q
period 2005-06-30
GREY WOLF INC
filed 2005-08-04
CIK 320186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                          to
Commission File Number 1-8226
Grey Wolf, Inc.
(Exact name of registrant as specified in its charter)

Texas (State or jurisdiction of incorporation or organization)	74-2144774 (I.R.S. Employer Identification No.)

10370 Richmond Avenue, Suite 600 Houston, Texas (Address of principal executive offices)	77042 (Zip Code)
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
Yes ☑       No ☐
     The number of shares of the registrant’s common stock, par value $0.10 per share, outstanding at August 2, 2005, was 191,754,262.

GREY WOLF, INC. AND SUBSIDIARIES

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122,375	$71,710
Restricted cash	767	758
Accounts receivable, net of allowance of $2,674 and $2,424, respectively	121,088	98,065
Prepaids and other current assets	5,713	5,097
Deferred tax assets	27,727	3,050

Total current assets	277,670	178,680

Property and equipment:
Land, buildings and improvements	5,064	5,061
Drilling equipment	886,147	824,901
Furniture and fixtures	3,693	3,578

Total property and equipment	894,904	833,540
Less: accumulated depreciation	(424,125)	(396,210)

Net property and equipment	470,779	437,330

Goodwill	10,377	10,377
Other noncurrent assets, net	8,538	9,489

	$767,364	$635,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$56,793	$40,232
Accrued workers’ compensation	5,997	4,303
Payroll and related employee costs	9,142	8,699
Accrued interest payable	1,930	1,516
Other accrued liabilities	12,359	5,834

Total current liabilities	86,221	60,584

Contingent convertible senior notes	275,000	275,000
Other long-term liabilities	7,455	7,509
Deferred income taxes	104,141	55,301

Commitments and contingent liabilities	–	–

Shareholders’ equity:
Series B Junior Participating Preferred stock, $1 par value; 250,000 shares authorized; none outstanding	–	–
Common stock, $0.10 par value; 300,000,000 shares authorized; 191,710,252 and 190,136,471 issued and outstanding, respectively	19,171	19,014
Additional paid-in capital	370,361	363,148
Unearned restricted stock awards	(982)	–
Accumulated deficit	(94,003)	(144,680)

Total shareholders’ equity	294,547	237,482

	$767,364	$635,876

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Contract drilling	$161,315	$103,750	$311,307	$178,950

Costs and expenses:
Drilling operations	96,836	84,509	189,771	147,046
Depreciation and amortization	14,832	14,091	29,134	27,063
General and administrative	3,557	3,167	7,479	6,307
Gain on sale of assets	(60)	(7)	(78)	(18)

Total costs and expenses	115,165	101,760	226,306	180,398

Operating income (loss)	46,150	1,990	85,001	(1,448)

Other income (expense):
Interest income	724	170	1,156	336
Interest expense	(2,821)	(3,908)	(5,420)	(10,074)

Other expense, net	(2,097)	(3,738)	(4,264)	(9,738)

Net income (loss) before income taxes	44,053	(1,748)	80,737	(11,186)

Income tax expense (benefit):
Current	3,197	–	4,369	–
Deferred	13,223	(266)	25,691	(3,273)

Total income tax expense (benefit)	16,420	(266)	30,060	(3,273)

Net income (loss)	$27,633	$(1,482)	$50,677	$(7,913)

Net income (loss) per common share (Note 2):
Basic	$0.14	$(0.01)	$0.27	$(0.04)

Diluted	$0.12	$(0.01)	$0.23	$(0.04)

Weighted average common shares outstanding:
Basic	190,799	186,073	190,537	183,765

Diluted	234,938	186,073	234,642	183,765

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands)

		Common
		Stock,	Additional	Unearned
	Common	$0.10 Par	Paid-in	Restricted	Accumulated
	Shares	Value	Capital	Stock Awards	Deficit	Total
Balance, December 31, 2003	181,283	$18,129	$330,266	$–	$(152,758)	$195,637

Exercise of stock options	4,243	424	9,729	–	–	10,153

Tax benefit of stock option exercises	–	–	3,193	–	–	3,193

Non-cash compensation expense	–	–	77	–	–	77

Issuance of common stock	4,610	461	19,883	–	–	20,344

Comprehensive net income	–	–	–	–	8,078	8,078

Balance, December 31, 2004	190,136	19,014	363,148	–	(144,680)	237,482

Exercise of stock options	1,385	138	4,639	–	–	4,777

Tax benefit of stock option exercises	–	–	1,528	–	–	1,528

Issuance of restricted stock	189	19	1,046	(1,065)	–	–

Amortization of restricted stock awards	–	–	–	83	–	83

Comprehensive net income	–	–	–	–	50,677	50,677

Balance, June 30, 2005 (Unaudited)	191,710	$19,171	$370,361	$(982)	$(94,003)	$294,547

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$50,677	$(7,913)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,134	27,063
Deferred income taxes	24,163	(3,675)
Gain on sale of assets	(78)	(18)
Amortization of restricted stock awards	83	–
Non-cash compensation expense	–	77
Accretion of debt discount	–	102
Tax benefit of stock option exercises	1,528	402
Net effect of changes in assets and liabilities related to operating accounts	2,351	(10,647)

Cash provided by operating activities	107,858	5,391

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	–	(28,488)
Property and equipment additions	(62,407)	(18,229)
Proceeds from sale of property and equipment	437	272

Cash used in investing activities	(61,970)	(46,445)

Cash flows from financing activities:
Net proceeds from long-term debt	–	122,187
Repayments of long-term debt	–	(85,000)
Financing costs	–	(391)
Proceeds from exercise of stock options	4,777	733

Cash provided by financing activities	4,777	37,529

Net increase (decrease) in cash and cash equivalents	50,665	(3,525)
Cash and cash equivalents, beginning of period	71,710	54,350

Cash and cash equivalents, end of period	$122,375	$50,825

Supplemental cash flow disclosure:
Cash paid for interest	$4,575	$11,909

Cash paid for taxes	$254	$–

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
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2005 and the results of operations and cash flows for the periods indicated. All intercompany transactions have been eliminated. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements in accordance with U.S. GAAP have been omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$27,633	$(1,482)	$50,677	$(7,913)

Add interest expense on contingent convertible senior notes, net of related tax effects	1,623	–	3,118	–

Adjusted net income-diluted	$29,256	$(1,482)	$53,795	$(7,913)

Denominator:
Weighted average common shares outstanding	190,799	186,073	190,537	183,765

Effect of dilutive securities:
Options – treasury stock method	1,633	–	1,624	–
Restricted stock – treasury stock method	49	–	24	–
Contingent convertible senior notes	42,457	–	42,457	–

Weighted average common shares outstanding-diluted	234,938	186,073	234,642	183,765

Earnings per common share:
Basic	$0.14	$(0.01)	$0.27	$(0.04)

Diluted	$0.12	$(0.01)	$0.23	$(0.04)

     For the three and six months ended June 30, 2005, 188,250 shares of restricted stock were excluded from the computation of basic EPS as the restricted stock vesting conditions had not been met. Also, 5,302 shares of restricted stock, calculated on a weighted-average basis, were excluded from the computation of diluted EPS as the effects of these securities were anti-dilutive. For the three and six months ended June 30, 2004, the Company incurred a net loss and excluded all options to purchase shares from the computation of diluted EPS as the effect would have been anti-dilutive. If the Company had not incurred a net loss, the number of shares included in the weighted average common shares outstanding would have been based on the treasury stock method.
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     Had compensation expense for the stock option grants been determined on the fair value at the grant dates consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income (loss), as reported	$27,633	$(1,482)	$50,677	$(7,913)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	29	–	52	52
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(570)	(803)	(1,174)	(1,274)

Pro forma net income (loss)	$27,092	$(2,285)	$49,555	$(9,135)

Basic earnings per share
As reported	$0.14	$(0.01)	$0.27	$(0.04)
Pro Forma	$0.14	$(0.01)	$0.26	$(0.05)
Diluted earnings per share
As reported	$0.12	$(0.01)	$0.23	$(0.04)
Pro Forma	$0.12	$(0.01)	$0.22	$(0.05)
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
currently evaluating the total effect on the financial statements and the method to use when valuing stock options.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which amends APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS No. 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of the statement are effective for exchanges taking place in fiscal periods beginning after June 15, 2005. The Company will adopt the standard as of the effective date and believes it will not have a material impact on the financial statements.
     In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective for fiscal years ending after December 15, 2005. The Company will adopt the standard as of the effective date and does not expect the adoption of FIN 47 to have a material effect on the Company’s financial position or results of operations for the year ending December 31, 2005.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements of accounting for and reporting of a change in accounting principle. SFAS 154 requires, among other things, retrospective application of a voluntary change in accounting principle. Previously, voluntary changes in accounting principle were accounted for by including a one-time cumulative effect in the period of change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
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
     The Company currently believes that it is more likely than not that 2005 taxable income will be sufficient to utilize the net operating loss carryforwards (“NOLs”) recorded at June 30, 2005. As a result, these NOLs have been classified as current assets on the balance sheet.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(4) Long-Term Debt
Long-term debt consists of the following (amounts in thousands):

	June 30,	December 31,
	2005	2004
3.75% Contingent Convertible
Senior Notes due May 2023	$150,000	$150,000
Floating Rate Contingent Convertible
Senior Notes due April 2024	125,000	125,000

	275,000	275,000

Less current maturities	–	–

Long-term debt	$275,000	$275,000

Floating Rate Notes
     On March 31, 2004, the Company issued $100.0 million aggregate principal amount of Floating Rate Notes in a private offering that yielded net proceeds of approximately $97.8 million. On April 27, 2004, one of the initial purchasers in the Company’s private offering of the Floating Rate Notes exercised its option to purchase an additional $25.0 million aggregate principal amount of the Floating Rate Notes with the same terms. This yielded net proceeds of $24.4 million. The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. The per annum interest rate will never be less than zero or more than 6.00%. The Floating Rate Notes mature on April 1, 2024. The Floating Rate Notes are convertible into shares of the Company’s common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share, which is equal to a conversion rate of approximately 153.6098 shares per $1,000 principal amount of the Floating Rate Notes, subject to adjustment. The Floating Rate Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial. The Floating Rate Notes and the guarantees rank equally with all of the Company’s other senior unsecured debt, currently the Company’s 3.75% Notes. Fees and expenses of approximately $3.6 million incurred at the time of issuance are being amortized through April 1, 2014, the first date the holders may require the Company to repurchase the Floating Rate Notes.
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
the last trading day of the calendar quarter preceding the quarter in which the conversion occurs, is more than 120% of the conversion price per share ($7.81 per share) on that 30th trading day;

•	if the Company has called the Floating Rate Notes for redemption;

•	during any period that the credit ratings assigned to the Company’s 3.75% Notes by both Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) are reduced below B1 and B+, respectively, or if neither rating agency is rating the Company’s 3.75% Notes;

•	during the five trading day period immediately following any nine consecutive trading day period in which the average trading price per $1,000 principal amount of the Floating Rate Notes for each day of such period was less than 95% of the product of the closing sale price per share of the Company’s common stock on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the Floating Rate Notes; or

•	upon the occurrence of specified corporate transactions, including a change of control.
     The Floating Rate Notes did not meet the criteria for conversion into common stock at any time during the quarter ended June 30, 2005. At June 30, 2005, the credit ratings assigned to the Company’s 3.75% Notes by Moody’s Investor Service and Standard and Poor’s Ratings Group were B1 and BB-, respectively. The indenture governing the Floating Rate Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of the Company’s securities, and does not contain any financial covenants.
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
     The 3.75% Notes did not meet the criteria for conversion into common stock at any time during the quarter ended June 30, 2005. At June 30, 2005, the credit ratings assigned to the 3.75% Notes by Moody’s Investor Service and Standard and Poor’s Ratings Group were B1 and BB-, respectively. The indenture governing the 3.75% Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of the Company’s securities, and does not contain any financial covenants.

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
CIT Facility
     The Company’s subsidiary Grey Wolf Drilling Company L.P. has a $100.0 million credit facility with the CIT Group/Business Credit, Inc. (the “CIT Facility”) which was amended in December 2004 and expires December 31, 2008. The CIT Facility provides the Company with the ability to borrow up to the lesser of $100.0 million or 50% of the Orderly Liquidation Value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. The CIT Facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon the Company’s debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $50.0 million available for letters of credit. The Company is required to pay a quarterly commitment fee of 0.50% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum.
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
     At June 30, 2005, the Company’s liquidity as defined above was $201.1 million. Additionally, if the total amount outstanding under the CIT Facility (including outstanding letters of credit) exceeds 50% of the Orderly Liquidation Value of the Company’s domestic rigs, the Company is required to make a prepayment in the amount of the excess. Also, if the average rig utilization rate falls below 45% for two consecutive months, the lender will have the option to request one additional appraisal per year to aid in

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
determining the current orderly liquidation value of the drilling equipment. Average rig utilization is defined as the total number of rigs owned which are operating under drilling contracts in the 48 contiguous states of the United States of America divided by the total number of rigs owned, excluding rigs not capable of working without substantial capital investment. Events of default under the CIT Facility include, in addition to non-payment of amounts due, misrepresentations and breach of loan covenants and certain other events including:
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
     The Company currently has no outstanding balance under the CIT Facility and had $21.3 million of undrawn standby letters of credit at June 30, 2005. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts and for other purposes. Outstanding letters of credit reduce the amount available for borrowing under the CIT Facility.
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
     The 2003 Plan replaced the Company’s 1996 Employee Stock Option Plan (the “1996 Plan”) but all outstanding options previously granted will continue to be exercisable subject to the terms and conditions of such grants. The 1996 Plan allowed for grants of non-statutory options to purchase shares of the Company’s common stock, but no further grants of common stock will be made under the 1996 Plan. The 2003 Plan reserves a maximum of 17.0 million shares of the Company’s common stock underlying all equity-based awards, but is reduced by the number of shares subject to previous grants

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
under the 1996 Plan. At June 30, 2005, there were 5.8 million shares of the Company’s common stock available for grant under the 2003 Plan until March 2013. Prior to 2003, the Company also granted options under stock option agreements with its chief executive officer and directors that are outside of the 1996 Plan and the 2003 Plan. At June 30, 2005, these individuals had options outstanding to purchase an aggregate of 925,500 shares of the Company’s common stock.
     The exercise price of stock options approximates the fair market value of the stock at the time the option is granted. A portion of the outstanding options became exercisable upon issuance and the remaining become exercisable in varying increments over three to five year periods. The options expire on the tenth anniversary of the date of grant.
     During the six months ended June 30, 2005, the Company issued 209,450 shares of restricted common stock under the 2003 Plan, which vest over a five year period. The Company cancelled 21,200 shares of unvested restricted common stock in the second quarter of 2005. Each share of restricted common stock entitles the holder to one vote and the shares are only restricted due to vesting conditions. The Company records expense for the value of these shares on a straight-line basis over the five year vesting period. The portion of the value of the restricted stock not yet expensed is shown as unearned restricted stock awards within shareholders’ equity.
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
     For the three and six month periods ended June 30, 2005 and 2004, no customers represented 10% of the Company’s revenue.
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The purchase price was allocated among assets acquired and liabilities assumed based on their fair market value at the date of acquisition. The purchase price allocation is as follows (in thousands):

Current assets	$3,992
Property and equipment	42,384
Intangible assets	3,200
Goodwill	10,377

Total assets acquired	59,953

Current liabilities	(4,490)
Deferred tax liabilities	(5,977)

Total liabilities assumed	(10,467)

Net asset acquired	$49,486

     The deferred tax liabilities recorded included an estimate of the book and tax depreciation differences for asset additions during the period from January 1, 2004 to April 6, 2004. As a result, the amount ultimately recorded could change based upon the final Patriot income tax return to be filed for that period. Any adjustment would affect the amount of Goodwill recorded.
     None of the goodwill resulting from this acquisition is deductible for tax purposes. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The intangible assets represent customer contracts and related relationships acquired and are being amortized over the useful life of three years. Amortization expense related to these intangible assets was $267,000 during the second quarter of 2005 and $533,000 for the six month period ended June 30, 2005. Accumulated amortization was $1.3 million at June 30, 2005. Amortization expense related to these intangible assets over the next five fiscal years will be: 2005 — $1.1 million; 2006 — $1.1 million; 2007 — $219,000; 2008 – $0 and 2009 – $0. The net balance of these intangible assets was included in net other noncurrent assets on the consolidated balance sheet.

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
Overview
     We are a leading provider of contract oil and gas land drilling services in the United States with a fleet of 127 rigs, of which 106 rigs are currently marketed. Our customers include independent producers and major oil and gas companies. We conduct our operations through our subsidiaries in what we believe to be the best natural gas producing regions in the United States.
     Our business is cyclical and our financial results depend upon several factors. These factors include the overall demand for land drilling services, the dayrates we receive for our services, the level of demand for turnkey and footage services, our success drilling turnkey and footage wells and the demand for deep versus shallow drilling services.
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
Rig Activity
     The United States land rig count at July 29, 2005 per the Baker Hughes rotary rig count, is over 1,280 rigs. The land rig count is at the highest level since the early nineteen eighties. As a result, we have also seen an increase in our average rigs working compared to prior years. For the week ended July 29, 2005, we had an average of 101 rigs working. The table below shows the average number of land rigs working in the United States according to the Baker Hughes rotary rig count and the average number of our rigs working.

	2003	2004					2005
Domestic
Land Rig	Full					Full			July 1 –
Count	Year	Q-1	Q-2	Q-3	Q-4	Year	Q-1	Q-2	July 29
Baker Hughes	880	1,002	1,049	1,115	1,131	1,074	1,153	1,218	1,272

Grey Wolf	61	65	86	94	96	85	98	99	101
Term Contracts
     We have signed a number of term contracts to provide drilling services on a daywork basis. We currently have 50 rigs working under term contracts and eight more rigs are scheduled to go to work under term contracts by the end of the third quarter 2005. We have a total of approximately 10,000 and 8,800 days contracted for the remainder of 2005 and 2006, respectively, under term contracts.
     Four of the eight rigs scheduled to begin work under term contracts by the end of the third quarter are currently being refurbished. Refurbishment of these four rigs is estimated to cost approximately $5.6 million each, with three of the four being upgraded from mechanical to diesel electric SCR. We expect to recover all of the aggregate incremental capital expended in redeploying these four rigs during the term of the contracts.
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
Drilling and Contract Rates
     Improvements in the level of land drilling in the United States during 2004 and 2005 positively impacted the dayrates we are currently receiving for our rigs. Our dayrates rose an average of $1,383 per rig day for all rigs and across market areas in the second quarter of 2005 from the first quarter of 2005. This includes approximately $200 per rig day related to a wage increase that went into effect on June 1, 2005 which was passed on to our customers in the form of higher dayrates. The total wage increase of approximately $500 per rig day will be in full effect for the third quarter of 2005.
     As of August 2, 2005, our leading edge rates have risen to between $14,250 and $20,000 per rig day, without fuel or top drives. While we can give no assurances that rates will continue to increase, we expect the upward trend in dayrates to continue throughout the remainder of 2005.
     In addition to our fleet of drilling rigs, we owned 17 top drives at August 2, 2005, for which our rates are up to $2,500 per rig day, at that date. Rates for our top drives are in addition to the above stated rates for our rigs.
Turnkey and Footage Contract Activity
     Turnkey and footage work is an important part of our business and operating strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher revenues and earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) per rig day worked than under daywork contracts. A rig day is defined as a twenty-four hour period in which a rig is under contract and should be earning revenue. However, under turnkey and footage contracts we are typically required to bear additional operating costs (such as drill bits) and risk (such as loss of hole) that would otherwise be assumed by the customer under daywork contracts. Total quarterly turnkey and footage EBITDA of $10.6 million in the second quarter of 2005 is the highest in our history. For the quarter ended June 30, 2005, our turnkey and footage EBITDA was $15,075 per rig day, also an all time high, compared to daywork EBITDA of $6,122 per rig day. For the quarter ended June 30, 2005, turnkey and footage work represented 8% of total days worked compared to 10% of total days worked during the first quarter of 2005 and 14% in the second quarter of 2004.
     EBITDA generated on turnkey and footage contracts can vary widely based upon a number of factors, including the location of the contracted work, the depth and level of complexity of the wells drilled and the ultimate success of drilling the well. The demand for drilling services under turnkey and footage contracts has historically been lower during periods of overall higher rig demand. While overall rig demand has been higher as evidenced by the increase in rig count, the demand for turnkey services has not declined significantly.
Financial Outlook
     We believe the outlook for oil and natural gas prices as well as the outlook for land drilling contractors remains positive as we move through 2005 and into 2006. We believe the current high oil and natural gas commodity prices are providing our customers with the cash flow to pursue oil and natural gas prospects in the areas where we operate. As of August 2, 2005, the NYMEX twelve-month strip for natural gas was $8.75 per mmbtu and the NYMEX twelve-month strip for oil was $64.16 per barrel.
     We expect the cost of equipment we purchase and services we obtain to continue to increase in 2005 as a result of the robust demand for these items. We also expect that the extended delivery times for drill pipe and newly manufactured rig components will continue including, for example, delivery times for mud pumps and drawworks. These delivery times could affect the timing of reactivation, if any, of the remaining rigs available for refurbishment after reactivation of the four rigs in progress. We plan our purchases based upon delivery times, pricing, and our estimate of the need for the equipment.
     By the end of the third quarter of 2005, we expect to complete the refurbishment of four rigs, which would bring our marketed rig count to 110. After refurbishment of the four rigs for term contracts, we will have 17 rigs available for refurbishment. At August 2, 2005, we had the ability to return each of these remaining rigs available for refurbishment to work at an estimated cost of $5.0 million to $11.0 million per rig, excluding drill pipe. We may also need to purchase drill pipe for these rigs based upon inventory levels at the time of reactivation. The cost of drill pipe, at current prices, could range from $600,000 to $1.2 million for each rig. The actual number of rigs reactivated in 2005 and in the future will depend upon many factors, including our estimation of existing and anticipated demand and dayrates, our success in bidding for contracts, including term contracts, and the timing of the reactivations. The actual cost of reactivating these rigs would also depend upon the specific customer requirements and the extent to which we choose to upgrade these rigs.
     We have prepared an estimate of results for the third quarter of 2005 based on currently anticipated levels of activity and dayrates. We expect to average between eight and 10 rigs working under turnkey and footage contracts during the third quarter of 2005; however, there can be no assurance that we will be able to maintain the current level of activity or EBITDA derived from turnkey and footage contracts. During the third quarter of 2005, we expect to average a total of 103 rigs working and to generate EBITDA of approximately $66.0 million (see “Results of Operations” for reconciliation). We expect depreciation and amortization expense of approximately $15.4 million and interest expense of approximately $3.0 million in the third quarter of 2005. Net income is expected to be approximately $29.9 million, or $0.13 per share on a diluted basis, using a tax rate of approximately 37% .
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
Property and Equipment
     Property and equipment, including betterments and improvements, are stated at cost with depreciation calculated using the straight-line method over the estimated useful lives of the assets. We make estimates with respect to the useful lives that we believe are reasonable. However, the cyclical nature of our business or the introduction of new technology in the industry could cause us to change our estimates, thus impacting the future calculation of depreciation. When any asset is tested for recoverability, we also review the remaining useful life of the asset. Any changes to the estimated useful life resulting from that review are made prospectively. We expense our maintenance and repair costs as incurred. We estimate the useful lives of our assets are between three and 15 years.
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
     The demand for land drilling services is cyclical and has historically resulted in fluctuations in rig utilization. We believe the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. The likelihood of an asset impairment increases during extended periods of rig inactivity. Each year we evaluate our rigs held for refurbishment and determine our intentions for their future use. This evaluation takes into consideration, among other things, the physical condition and marketability of the rig, and projected reactivation or refurbishment cost. To the extent that our estimates of refurbishment and reactivation cost, undiscounted future net cash flows or fair market value change or there is a deterioration in the physical condition of the rigs held for refurbishment, we could be required under SFAS No. 144 to record an impairment charge. During the fourth quarter of 2002, we recorded a pre-tax, non-cash asset impairment charge of $3.5 million after performing such a review. Due to the deterioration of the physical condition of five of the rigs held for refurbishment and changes in market conditions, it was determined that the rigs could no longer be returned to service at a cost that would have provided an acceptable economic return and that the usable component parts would be included in spare equipment and depreciated over five years. In the first six months of 2005, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable. Below is a summary of our rig fleet and the estimated cost to refurbish and reactivate by category as of August 2, 2005:

		Estimated
		Per Rig Refurbishment
	Number	and Reactivation Cost
Rig Category	Of Rigs	(excluding drill pipe)
Marketed	106	N/A
Rigs being refurbished	4	$3.0 million - $6.8 million
Available for refurbishment	17	$5.0 million - $11.0 million

     We may also need to purchase drill pipe for these rigs based upon inventory levels at the time of reactivation. The cost of drill pipe, at current prices, could range from $600,000 to $1.2 million for each rig. The net book value of the rigs available for refurbishment at June 30, 2005 was $34.0 million.
Goodwill and Other Intangible Assets
     During the second quarter of 2004, we completed the acquisition of New Patriot Drilling Corp. (“Patriot”), which was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.” In conjunction with the purchase price allocation of the Patriot acquisition, we recorded goodwill of $10.4 million and intangible assets of $3.2 million. The intangible assets represent customer contracts and related relationships acquired and are being amortized over the useful life of three years.
     Goodwill represents the excess of costs over the fair value of assets of businesses acquired. None of the goodwill resulting from this acquisition is deductible for tax purposes. We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” During the first six months of 2005, no impairment of our goodwill and intangible assets was recorded.
Revenue Recognition
     Revenues are earned under daywork, turnkey and footage contracts. Revenue from daywork and footage contracts is recognized when it is realized or realizable and earned. On daywork contracts, revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. On footage contracts revenue is recognized based on the number of feet that have been drilled at fixed rates stipulated by the contract. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date compared to our estimate of the total contract costs. Under the percentage-of-completion method, we make estimates of the total contract costs to be incurred, and to the extent these estimates change, the amount of revenue recognized could be affected. The significance of the accrued turnkey revenue varies from period to period depending on the overall level of demand for our services and the portion of that demand that is for turnkey services. At June 30, 2005, there were seven turnkey wells in progress versus nine wells at June 30, 2004, with accrued revenue of $5.6 million and $14.9 million, respectively at such dates. Anticipated losses, if any, on uncompleted contracts are recorded at the time our estimated costs exceed the contract revenue.
Insurance Accruals
     We maintain insurance coverage related to workers’ compensation and general liability claims up to $1.0 million per occurrence with an aggregate of $1.0 million for general liability claims. These policies include deductibles of $500,000 per occurrence for workers’ compensation coverage and $250,000 per occurrence for general liability coverage. If losses should exceed the workers’ compensation and general liability policy amounts, we have excess liability coverage up to a maximum of $100.0 million.
     The amount accrued for the provision for losses incurred varies depending on the number and nature of the claims outstanding at the balance sheet dates. In addition, the accrual includes management’s estimate of the future cost to settle each claim such as future changes in the severity of the claim and increases in medical costs. We use third parties to assist us in developing our estimate of the ultimate costs to settle each claim, which is based upon historical experience associated with the type of each claim and specific information related to each claim. The specific circumstances of each claim may change over time prior to settlement and as a result, our estimates made as of the balance sheet dates may change. At June 30, 2005 and December 31, 2004, we had $13.5 million and $11.8 million, respectively, accrued for losses incurred within the deductible amounts for workers’ compensation and general liability claims and for uninsured claims.
Income Taxes
     Our deferred tax assets consist primarily of net operating loss carryforwards (“NOLs”). Deferred tax assets must be assessed based upon the likelihood of recoverability from future taxable income and to the extent that recovery is not likely, a valuation allowance is established. At June 30, 2005, we do not have a valuation allowance as we believe that it is more likely than not that our 2005 taxable income and reversal of deferred tax liabilities will be sufficient to recover our deferred tax assets. Our business, however, is extremely cyclical and is highly sensitive to changes in oil and natural gas prices and demand for our services and there can be no assurances that future economic or financial developments will not impact our ability to recover our deferred tax assets.
     In addition, we have $19.5 in permanent differences which relate to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent differences will be reduced as the assets are depreciated for financial accounting purposes on a straight-line basis over the next eight years. As the amortization of these permanent differences is a fixed amount, our effective tax rate can vary widely based upon the current level of income or loss.
Financial Condition and Liquidity
The following table summarizes our financial position as of June 30, 2005 and December 31, 2004.

	June 30, 2005		December 31, 2004
	(Unaudited)
	(Dollars in thousands)
	Amount	%	Amount	%
Working capital	$191,449	28	$118,096	20
Property and equipment, net	470,779	69	437,330	76
Goodwill	10,377	2	10,377	2
Other noncurrent assets	8,538	1	9,489	2

Total	$681,143	100	$575,292	100

Long-term debt	$275,000	40	$275,000	48
Other long-term liabilities	111,596	17	62,810	11
Shareholders’ equity	294,547	43	237,482	41

Total	$681,143	100	$575,292	100

Significant Changes in Financial Condition
     The significant changes in our financial position from December 31, 2004 to June 30, 2005 are an increase in working capital of $73.4 million, an increase in net property and equipment of $33.4 million, an increase in other long-term liabilities of $48.8 million, and an increase in shareholders’ equity of $57.1 million. The increase in working capital is primarily the result of higher balances in cash and cash equivalents, accounts receivable and deferred tax assets, partially offset by higher accounts payable and accrued current liability balances. The deferred tax assets have increased due to the estimated realization of NOLs during 2005, which were previously included as long-term deferred tax liabilities within the other long-term liabilities line item above. The other working capital increases are due to more rigs working and increased dayrates during 2005. In addition, accrued liability balances are higher due to the accrual of current income taxes for 2005. The increase in net property and equipment, is due to capital expenditures during 2005, partially offset by depreciation. Capital expenditures of $62.4 million in 2005 included the costs to reactivate seven rigs that were held for refurbishment, drill pipe purchases, and betterments and improvements to our rigs. The increase in shareholders’ equity is primarily due to the net income for the period.
Floating Rate Notes
     The Floating Rate Contingent Convertible Senior Notes due 2024 (the “Floating Rate Notes”) bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05% but will never be less than zero or more than 6.00%. These notes mature on April 1, 2024. The Floating Rate Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share, which is equal to a conversion rate of approximately 153.6098 shares per $1,000 principal amount of the Floating Rate Notes, subject to adjustment. The Floating Rate Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are immaterial. The Floating Rate Notes and the guarantees rank equally with all of our other senior unsecured debt, currently our 3.75% Contingent Convertible Senior Notes due 2023 (the “3.75% Notes”). Fees and expenses of $3.6 million incurred at the time of issuance are being amortized through April 1, 2014, the first date the holders may require us to repurchase the Floating Rate Notes.
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
     The Floating Rate Notes are convertible, at the holder’s option, prior to the maturity date into shares of our common stock under the following circumstances:
•	during any calendar quarter, if the closing sale price per share of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs, is more than 120% of the conversion price per share ($7.81 per share) on that 30th trading day;

•	if we have called the Floating Rate Notes for redemption;

•	during any period that the credit ratings assigned to the 3.75% Notes by both Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) are reduced below B1 and B+, respectively, or if neither rating agency is rating our 3.75% Notes;

•	during the five trading day period immediately following any nine consecutive trading day period in which the average trading price per $1,000 principal amount of the Floating Rate Notes for each day of such period was less than 95% of the product of the closing sale price per share of our common stock on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the Floating Rate Notes; or

•	upon the occurrence of specified corporate transactions, including a change of control.
     As of the date of this report, none of the conditions enabling the holders of the Floating Rate Notes to convert them into shares of our common stock have occurred. At August 2, 2005, the credit ratings assigned to the Company’s 3.75% Notes by Moody’s and S&P were B1 and BB-, respectively.

The indenture governing the Floating Rate Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of our securities, and does not contain any financial covenants.
3.75% Notes
     The 3.75% Notes bear interest at 3.75% per annum and mature on May 7, 2023. The 3.75% Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.45 per share, which is equal to a conversion rate of approximately 155.0388 shares per $1,000 principal amount of 3.75% Notes, subject to adjustment. We will pay contingent interest at a rate equal to 0.50% per annum during any six-month period, with the initial six-month period commencing May 7, 2008, if the average trading price of the 3.75% Notes per $1,000 principal amount for the five day trading period ending on the third day immediately preceding the first day of the applicable six-month period equals $1,200 or more. The 3.75% Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are immaterial. The 3.75% Notes and the guarantees rank equally with all of our other senior unsecured debt, including our Floating Rate Notes. Fees and expenses of approximately $4.0 million incurred at the time of issuance are being amortized through May 2013, the first date the holders may require us to repurchase the 3.75% Notes. We may redeem some or all of the 3.75% Notes at any time on or after May 14, 2008, payable in cash, plus accrued but unpaid interest, including contingent interest, if any, to the date of redemption at various redemption prices shown in Note 4 to our consolidated financial statements.
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
     The 3.75% Notes did not meet the criteria for conversion into common stock at any time during the quarter ended June 30, 2005 or to the date of this report. At August 2, 2005, the credit ratings assigned to the 3.75% Notes by Moody’s and S&P were B1 and BB-, respectively. The indenture governing the 3.75% Notes does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of our securities, and does not contain any financial covenants.

CIT Facility
     Our subsidiary Grey Wolf Drilling Company L.P. has a $100.0 million credit facility with the CIT Group/Business Credit, Inc. (the “CIT Facility”) which was amended in December 2004 and expires December 31, 2008. The CIT Facility provides us with the ability to borrow up to the lesser of $100.0 million or 50% of the Orderly Liquidation Value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. The CIT Facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon our debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $50.0 million available for letters of credit. We are required to pay a quarterly commitment fee of 0.50% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum.
     The CIT Facility contains affirmative and negative covenants and we are in compliance with these covenants. Substantially all of our assets, including our drilling equipment, are pledged as collateral under the CIT Facility which is also secured by a guarantee of Grey Wolf, Inc. and guarantees of certain of our wholly-owned subsidiaries. We, however, retain the option, subject to a minimum appraisal value, under the CIT Facility to extract $75.0 million of the equipment out of the collateral pool in connection with the sale or exchange of such collateral or relocation of equipment outside the contiguous 48 states of the United States of America.
     Among the various covenants that we must satisfy under the CIT Facility are the following two covenants (as defined in the CIT Facility) which apply whenever our liquidity, defined as the sum of cash, cash equivalents and availability under the CIT Facility, falls below $35.0 million:
•	1 to 1 EBITDA coverage of debt service, tested monthly on a trailing 12 month basis; and

•	minimum tangible net worth (as defined in the CIT Facility) at the end of each quarter will be at least the prior year tangible net worth less non-cash write-downs since the prior year-end and less fixed amounts for each quarter end for which the test is calculated.
     At June 30, 2005, our liquidity as defined above was $201.1 million. Additionally, if the total amount outstanding under the CIT Facility (including outstanding letters of credit) exceeds 50% of the Orderly Liquidation Value of our domestic rigs, we are required to make a prepayment in the amount of the excess. Also, if the average rig utilization rate falls below 45% for two consecutive months, the lender will have the option to request one additional appraisal per year to aid in determining the current orderly liquidation value of the drilling equipment. Average rig utilization is defined as the total number of rigs owned which are operating under drilling contracts in the 48 contiguous states of the United States of America divided by the total number of rigs owned, excluding rigs not capable of working without substantial capital investment. Events of default under the CIT Facility include, in addition to non-payment of amounts due, misrepresentations and breach of loan covenants and certain other events including:
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
     As of the date of this report, we did not have an outstanding balance under the CIT Facility and had $21.3 million of undrawn standby letters of credit. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts and for other purposes. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.
Cash Flow
     The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
	(Unaudited)
Net cash provided by (used in):
Operating activities	$107,858	$5,391
Investing activities	(61,970)	(46,445)
Financing activities	4,777	37,529

Net increase (decrease) in cash	$50,665	$(3,525)

     Our cash flows from operating activities are affected by a number of factors including the number of rigs working under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow from operating activities provided $107.9 million and $5.4 million during the first six months of 2005 and 2004, respectively. The increase in cash flow from operating activities for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 is due primarily to an increase in net income as a result of higher dayrates and rig activity.
     Cash flow used in investing activities for the six months ended June 30, 2005 primarily consisted of $62.4 million of capital expenditures. Capital expenditures in 2005 included costs for the reactivation of seven rigs held for refurbishment. For the six months ended June 30, 2004, cash flow used consisted of $28.5 million of cash paid in the Patriot acquisition, and $18.2 million of capital expenditures. Capital expenditures in 2005 and 2004 also included betterments and improvements to our rigs, the acquisition of drill pipe and collars, and other capital items.
     Cash flow provided by financing activities for the six months ended June 30, 2005 consisted of proceeds of $4.8 million from the exercise of stock options. Cash flow provided by financing activities for the six months ended June 30, 2004 primarily consisted of the net proceeds of $122.2 million from the issuance of $125.0 million of Floating Rate Notes on March 31, 2004 and April 27, 2004, offset by the $85.0 million repayment of the 8 7/8% Senior Notes due 2007 on April 30, 2004.
Projected Cash Sources and Uses
     We expect to use cash generated from operations to cover cash requirements, including debt service on the Floating Rate Notes and 3.75% Notes and capital expenditures in 2005. Total capital expenditures for 2005 are projected to be between $120.0 million and $125.0 million, subject to the activity level of rig activity and ultimate number of rig reactivations. We will make quarterly interest payments on the Floating Rate Notes on January 1, April 1, July 1, and October 1 of each year and semi-annual interest payments of $2.8 million on the 3.75% Notes on May 7 and November 7 of each year through the dates of maturity. To the extent that we are unable to generate sufficient cash from operations, we would be required to use cash on hand or draw on our CIT Facility.
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

					Projected
					Three
					Months
	Three Months Ended		Six Months Ended		Ending
	June 30,		June 30,		September 30,
	2005	2004	2005	2004	2005
	(In thousands)
	(Unaudited)
Earnings before interest expense, taxes, depreciation and amortization	$61,706	$16,251	$115,291	$25,951	$65,996
Depreciation and amortization	(14,832)	(14,091)	(29,134)	(27,063)	(15,360)
Interest expense	(2,821)	(3,908)	(5,420)	(10,074)	(2,955)
Total income tax (expense) benefit	(16,420)	266	(30,060)	3,273	(17,761)

Net income (loss) applicable to common shares	$27,633	$(1,482)	$50,677	$(7,913)	$29,920

Comparison of the Three Months Ended June 30, 2005 and 2004
     The following table highlights rig days worked, contract drilling revenue, and EBITDA for our daywork and turnkey operations for the three months ended June 30, 2005 and 2004.

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations(1)	Total	Operations	Operations(1)	Total
	(Dollars in thousands except averages per rig day worked)
	(Unaudited)
Rig days worked	8,343	705	9,048	6,752	1,058	7,810

Contract drilling revenues	$129,552	$31,763	$161,315	$68,894	$34,856	$103,750
Drilling operations expenses	(75,911)	(20,925)	(96,836)	(54,879)	(29,630)	(84,509)
General and administrative expenses	(3,292)	(265)	(3,557)	(2,777)	(390)	(3,167)
Interest income	673	51	724	147	23	170
Gain on sale of assets	56	4	60	6	1	7

EBITDA	$51,078	$10,628	$61,706	$11,391	$4,860	$16,251

Average per rig day worked:
Contract drilling revenues	$15,528	$45,054	$17,829	$10,203	$32,945	$13,284
EBITDA	$6,122	$15,075	$6,820	$1,687	$4,594	$2,081

(1)	Turnkey operations include the results from turnkey and footage contracts.
     Our EBITDA increased by $45.5 million, or 280%, to $61.7 million for the quarter ended June 30, 2005 from $16.3 million for the quarter ended June 30, 2004. The increase resulted from a $39.7 million increase in EBITDA from daywork operations and a $5.8 million increase in EBITDA from turnkey operations. On a per rig day basis, our EBITDA increased by $4,739 per rig day, or 228%, to $6,820 in the second quarter of 2005 from $2,081 for the same period in 2004. This increase included a $4,435 per rig day increase from daywork operations and a $10,481 per rig day increase from turnkey operations. Total general and administrative expenses increased by $390,000 due to higher payroll costs, professional fees, and costs associated with being a public company. Total interest income increased by

$554,000 due to higher cash balances and higher interest rates during the second quarter of 2005 compared with the same period in 2004.
Daywork Operations
     The increase in daywork EBITDA discussed above was due in part to an increase of 1,591 rig days worked on daywork contracts in the second quarter of 2005 when compared with the second quarter of 2004. This 24% increase in days was due to overall higher demand for our services. Higher dayrates in the second quarter of 2005 versus the same period in 2004 also contributed significantly to the increase. Contract drilling revenue per rig day increased $5,325, or 52%; however, this increase includes approximately $200 average per rig day related to a wage increase effective June 1, 2005 which was passed on to our customers in the form of higher dayrates. Expenses increased overall, and on a per rig day basis, due to higher activity levels as well as several other factors, including: the above-mentioned wage increase; increases in labor costs associated with rigs being refurbished and crews being kept on the payroll during unanticipated maintenance.
Turnkey Operations
     Turnkey EBITDA was higher in the second quarter of 2005 due to higher revenue on a per day basis. Increasing daywork dayrates are considered in our turnkey bid process and resulted in price increases for our turnkey operations. These price increases, which were due in part to a wage increase that took effect on June 1, 2005, resulted in the higher revenue. Also, differences in the complexity and success of the wells drilled between the two periods contributed to the increased EBITDA.
Other
     Depreciation and amortization expense increased by $741,000, or 5%, to $14.8 million for the three months ended June 30, 2005, compared to $14.1 million for the three months ended June 30, 2004. Depreciation and amortization expense is higher due to capital expenditures made during 2004 and the first six months of 2005.
     Interest expense decreased by $1.1 million, or 28%, to $2.8 million in the second quarter of 2005 from $3.9 million in the second quarter of 2004. This decrease is due to the issuance of the Floating Rate Notes and subsequent redemption of our 8?% Notes. This refinancing resulted in substantial interest savings given the lower interest rate debt outstanding.
     Our income taxes increased by $16.7 million to $16.4 million of expense for the three months ended June 30, 2005 from a tax benefit of $266,000 for the same period in 2004. The increase is due to the level of income and is also affected by the annual amortization of $2.8 million in permanent differences related to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent differences will be reduced as these assets are depreciated for financial accounting purposes on a straight-line basis over their remaining useful lives of approximately eight years. As the amortization of these permanent differences is a fixed amount, our book effective tax rate can vary widely based upon the current and projected levels of income or loss.

Comparison of the Six Months Ended June 30, 2005 and 2004
     The following tables highlight rig days worked, contract drilling revenue and EBITDA for our daywork and turnkey operations for the six months ended June 30, 2005 and 2004.

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations(1)	Total	Operations	Operations(1)	Total
	(Dollars in thousands except averages per rig day worked)
	(Unaudited)
Rig days worked	16,332	1,541	17,873	11,792	1,964	13,756

Contract drilling revenues	$243,176	$68,131	$311,307	$119,528	$59,422	$178,950
Drilling operations expenses	(142,357)	(47,414)	(189,771)	(96,951)	(50,095)	(147,046)
General and administrative expenses	(6,854)	(625)	(7,479)	(5,535)	(772)	(6,307)
Interest income	1,068	88	1,156	288	48	336
Gain on sale of assets	72	6	78	15	3	18

EBITDA	$95,105	$20,186	$115,291	$17,345	$8,606	$25,951

Average per rig day worked:
Contract drilling revenues	$14,890	$44,212	$17,418	$10,136	$30,256	$13,009
EBITDA	$5,823	$13,099	$6,451	$1,471	$4,382	$1,887

(1)	Turnkey operations include the results from turnkey and footage contracts.
     Our EBITDA increased by $89.3 million, or 344%, to $115.3 million for the six months ended June 30, 2005 from $26.0 million for the six months ended June 30, 2004. The increase resulted from a $77.8 million increase in EBITDA from daywork operations and an $11.6 million increase in EBITDA from turnkey operations. On a per rig day basis, our total EBITDA increased by $4,564 per rig day, or 242% to $6,451 for the first six months of 2005 from $1,887 for the same period in 2004. This increase included a $4,352 per rig day increase from daywork operations and a $8,717 per rig day increase from turnkey operations. Total general and administrative expenses increased by $1.2 million due to higher payroll costs, professional fees, and costs associated with being a public company. Total interest income increased by $820,000 due to higher cash balances and higher interest rates during the first six months of 2005 compared with the same period in 2004.
Daywork Operations
     The increase in EBITDA discussed above was due in part to an increase of 39%, or 4,540 rig days worked on daywork contracts in the first six months of 2005 when compared with the same period of 2004. This increase in days was due primarily to overall higher demand for our services and higher dayrates in 2005 versus 2004. Contract drilling revenue per rig day increased $4,754, or 47%; however, this increase includes the effect of a wage increase effective June 1, 2005 which was passed on to our customers in the form of higher dayrates. Expenses increased overall, and on a per rig day basis, due to higher activity levels, as well as several other factors, including: the above-mentioned wage increase; increases in labor costs associated with rigs being refurbished and crews being kept on the payroll during unanticipated maintenance.
Turnkey Operations
     Turnkey EBITDA was higher for the six months ended June 30, 2005 due to higher revenue in total and on a per day basis. Contract drilling revenue per rig day increased $13,956, or 46%, with a small portion of this increase on a per rig day basis resulting from the June 1, 2005 wage increase that was passed on to our customers in the form of higher dayrates. Increasing daywork dayrates are considered in our turnkey bid process and resulted in price increases for our turnkey operations. These price increases resulted in higher revenue. Also, differences in the complexity and success of the wells drilled between the two periods contributed to the increased EBITDA. The increase in EBITDA due to higher turnkey revenue was partially offset by a decrease in rig days worked. Rig days worked decreased by 423 rig days, or 22%, in the first six months of 2005 compared to the same period in 2004.
Other
     Depreciation and amortization expense increased by $2.1 million, or 8%, to $29.1 million for the six months ended June 30, 2005 compared to $27.1 million for the six months ended June 30, 2004. Depreciation and amortization expense is higher due to the acquisition of Patriot during the second quarter of 2004, and capital expenditures during 2004 and the first six months of 2005.
     Interest expense decreased by $4.7 million, or 46%, to $5.4 million for the six months ended June 30, 2005 from $10.1 million for the same period in 2004. The decrease is due to the issuance of the 3.75% Notes and Floating Rate Notes and subsequent redemption of our 8 7/8% Notes. This refinancing resulted in substantial interest savings given the lower interest rate debt outstanding. In addition, the first half of 2004 included a $2.5 million redemption premium and accelerated amortization of $1.1 million of deferred financing costs on the 8 7/8% Notes.
     Our income taxes increased by $33.3 million to $30.1 million for the six months ended June 30, 2005 from a $3.3 million income tax benefit for the same period in 2004. The increase is due to the level of income and is also affected by the annual amortization of $2.8 million in permanent differences related to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent differences will be reduced as these assets are depreciated for financial accounting purposes on a straight-line basis over their remaining useful lives of approximately eight years. As the amortization of these permanent differences is a fixed amount, our book effective tax rate varies widely based upon the current and projected levels of income or loss.
Item 3. Quantitative and qualitative disclosure about market risk
     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the Floating Rate Notes and the CIT Facility. The Floating Rate Notes bear interest at a per annum rate which is equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. We had $125.0 million of the Floating Rate Notes outstanding at June 30, 2005. A 1% change in the interest rate on the Floating Rate Notes would change our interest expense by $1.3 million on an annual basis. However, the annual interest on the Floating Rate Notes will never be below zero or more than 6.00%, which could yield interest expense ranging from zero to $7.5 million on an annual basis. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. We have no outstanding balance under the CIT Facility at August 2, 2005 and as such have no exposure under this facility to a change in interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rules 13a–15(e) and 15(d)–15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
     On May 17, 2005, the Annual Meeting of our shareholders was held and the holders of our common stock elected Steven A. Webster and William R. Ziegler as Class III Directors. The Class III Directors will hold office until the Annual Meeting in 2007 or until their successors have been duly elected and qualified. The following details the number of votes for the election of these directors and the number of votes withheld.

Director	For	Withheld
Steven A. Webster	142,906,915	35,808,845
William R. Ziegler	173,396,338	5,319,422
Item 5. Other Information
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:
•	business strategy;

•	demand for our services;

•	2005 rig activity and financial results;

•	projected depreciation expense and interest expense;

•	rigs expected to be engaged in turnkey and footage operations;

•	reactivation, timing and cost of reactivation of non-marketed rigs;

•	projected dayrates;

•	the availability and financial terms of term contracts;

•	projected tax rate;

•	wage rates and retention of employees;

•	sufficiency of our capital resources and liquidity; and

•	depreciation and capital expenditures in 2005.
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
Item 6. Exhibits

3.1	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).

3.2	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

4.1	Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.2	Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.3	Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.4	Indenture, dated as of June 30, 2004, relating to the Floating Rate Contingent Convertible Senior Notes Due 2024 between the Company, the Guarantors, and J.P. Morgan Chase Bank, a New York banking corporation, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q dated May 5, 2004).

4.5	Registration Rights Agreement as of June 30, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

4.6	Second Supplemental Indenture, dated as of June 30, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JP Morgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2004).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREY WOLF, INC.

Date: August 4, 2005	By:	/s/ David W. Wehlmann

David W. Wehlmann
Executive Vice President and
Chief Financial Officer

Date: August 4, 2005	By:	/s/ Kent D. Cauley

Kent D. Cauley
Vice President and Controller

Exhibit Index

3.1	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).

3.2	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

4.1	Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.2	Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.3	Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.4	Indenture, dated as of June 30, 2004, relating to the Floating Rate Contingent Convertible Senior Notes Due 2024 between the Company, the Guarantors, and J.P. Morgan Chase Bank, a New York banking corporation, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q dated May 5, 2004).

4.5	Registration Rights Agreement as of June 30, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

4.6	Second Supplemental Indenture, dated as of June 30, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JP Morgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2004).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

*	Filed herewith