Form 10-Q
period 2005-09-30
GREY WOLF INC
filed 2005-11-04
CIK 320186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Yes ☑           No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐           No ☑
     The number of shares of the registrant’s common stock, par value $0.10 per share, outstanding at November 1, 2005, was 192,607,150.

GREY WOLF, INC. AND SUBSIDIARIES

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$131,774	$71,710
Restricted cash	773	758
Accounts receivable, net of allowance of $2,674 and $2,424, respectively	146,306	98,065
Prepaids and other current assets	8,649	5,097
Deferred tax assets	22,200	3,050

Total current assets	309,702	178,680

Property and equipment:
Land, buildings and improvements	5,367	5,061
Drilling equipment	921,252	824,901
Furniture and fixtures	3,946	3,578

Total property and equipment	930,565	833,540
Less: accumulated depreciation	(439,409)	(396,210)

Net property and equipment	491,156	437,330

Goodwill	10,377	10,377
Other noncurrent assets, net	8,055	9,489

	$819,290	$635,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$60,646	$40,232
Accrued workers’ compensation	6,465	4,303
Payroll and related employee costs	7,537	8,699
Accrued interest payable	3,467	1,516
Other accrued liabilities	9,076	5,834

Total current liabilities	87,191	60,584

Contingent convertible senior notes	275,000	275,000
Other long-term liabilities	8,254	7,509
Deferred income taxes	117,940	55,301

Commitments and contingent liabilities	–	–

Shareholders’ equity:
Series B Junior Participating Preferred stock, $1 par value; 250,000 shares authorized; none outstanding	–	–
Common stock, $0.10 par value; 300,000,000 shares authorized; 192,607,150 and 190,136,471 issued and outstanding, respectively	19,262	19,014
Additional paid-in capital	374,863	363,148
Unearned restricted stock awards	(996)	–
Accumulated deficit	(62,224)	(144,680)

Total shareholders’ equity	330,905	237,482

	$819,290	$635,876

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Contract drilling	$181,523	$116,290	$492,830	$295,240

Costs and expenses:
Drilling operations	109,027	87,493	298,798	234,539
Depreciation and amortization	15,676	14,271	44,810	41,334
General and administrative	4,206	3,378	11,685	9,685
(Gain) loss on sale of assets	73	(51)	(5)	(69)

Total costs and expenses	128,982	105,091	355,288	285,489

Operating income	52,541	11,199	137,542	9,751

Other income (expense):
Interest income	1,030	174	2,186	510
Interest expense	(2,910)	(2,200)	(8,330)	(12,274)

Other expense, net	(1,880)	(2,026)	(6,144)	(11,764)

Net income (loss) before income taxes	50,661	9,173	131,398	(2,013)

Income tax expense (benefit):
Current	(1,724)	–	2,645	–
Deferred	20,606	3,711	46,297	438

Total income tax expense	18,882	3,711	48,942	438

Net income (loss)	$31,779	$5,462	$82,456	$(2,451)

Net income (loss) per common share (Note 2):
Basic	$0.17	$0.03	$0.43	$(0.01)

Diluted	$0.14	$0.03	$0.37	$(0.01)

Weighted average common shares outstanding:
Basic	191,939	186,966	191,010	184,840

Diluted	236,008	231,205	235,103	184,840

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands)

		Common
		Stock,	Additional	Unearned
	Common	$0.10 Par	Paid-in	Restricted	Accumulated
	Shares	Value	Capital	Stock Awards	Deficit	Total
Balance, December 31, 2003	181,283	$18,129	$330,266	$–	$(152,758)	$195,637

Exercise of stock options	4,243	424	9,729	–	–	10,153

Tax benefit of stock option exercises	–	–	3,193	–	–	3,193

Non-cash compensation expense	–	–	77	–	–	77

Issuance of common stock	4,610	461	19,883	–	–	20,344

Comprehensive net income	–	–	–	–	8,078	8,078

Balance, December 31, 2004	190,136	19,014	363,148	–	(144,680)	237,482

Exercise of stock options	2,273	228	7,792	–	–	8,020

Tax benefit of stock option exercises	–	–	2,808	–	–	2,808

Issuance of restricted stock	198	20	1,115	(1,135)	–	–

Amortization of restricted stock awards	–	–	–	139	–	139

Comprehensive net income	–	–	–	–	82,456	82,456

Balance, September 30, 2005 (Unaudited)	192,607	$19,262	$374,863	$(996)	$(62,224)	$330,905

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$82,456	$(2,451)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,810	41,334
Deferred income taxes	43,489	(1,420)
Gain on sale of assets	(5)	(69)
Amortization of restricted stock awards	139	–
Non-cash compensation expense	–	77
Accretion of debt discount	–	102
Tax benefit of stock option exercises	2,808	1,857
Net effect of changes in assets and liabilities related to operating accounts	(23,826)	(22,672)

Cash provided by operating activities	149,871	16,758

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	–	(28,906)
Property and equipment additions	(99,229)	(31,067)
Proceeds from sale of property and equipment	1,402	899

Cash used in investing activities	(97,827)	(59,074)

Cash flows from financing activities:
Net proceeds from long-term debt	–	122,187
Repayments of long-term debt	–	(85,000)
Financing costs	–	(391)
Proceeds from exercise of stock options	8,020	4,466

Cash provided by financing activities	8,020	41,262

Net increase (decrease) in cash and cash equivalents	60,064	(1,054)
Cash and cash equivalents, beginning of period	71,710	54,350

Cash and cash equivalents, end of period	$131,774	$53,296

Supplemental cash flow disclosure:
Cash paid for interest	$5,734	$12,378

Cash paid for taxes	$2,510	$–

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
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2005 and the results of operations and cash flows for the periods indicated. All intercompany transactions have been eliminated. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements in accordance with U.S. GAAP have been omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
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
     Consistent with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the Company accounts for the Contingent Convertible Senior Notes using the “if converted” method set forth in the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share” for calculating diluted earnings per share. Under the “if converted” method, the after-tax effect of interest expense related to the Contingent Convertible Senior Notes is added back to net income, and the convertible debt is assumed to have been converted to common equity at the beginning of the period and is added to outstanding shares. As required by EITF Issue No. 04-08, the prior-period diluted earnings per share calculations have been recomputed to be consistent with current period presentation.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$31,779	$5,462	$82,456	$(2,451)

Add interest expense on contingent convertible senior notes, net of related tax effects	1,703	1,238	4,821	–

Adjusted net income (loss) –diluted	$33,482	$6,700	$87,277	$(2,451)

Denominator:
Weighted average common shares outstanding	191,939	186,966	191,010	184,840

Effect of dilutive securities:
Options – treasury stock method	1,562	1,782	1,603	–
Restricted stock – treasury stock method	50	–	33	–
Contingent convertible senior notes	42,457	42,457	42,457	–

Weighted average common shares outstanding-diluted	236,008	231,205	235,103	184,840

Earnings (loss) per common share:
Basic	$0.17	$0.03	$0.43	$(0.01)

Diluted	$0.14	$0.03	$0.37	$(0.01)

     For the three and nine months ended September 30, 2005, 197,750 shares of restricted stock were excluded from the computation of basic EPS as the restricted stock vesting conditions had not been met. Also, for the three months ended September 30, 2005, 5,429 shares of restricted stock, calculated on a weighted-average basis, were excluded from the computation of diluted EPS as the effects of these securities were anti-dilutive. For the nine months ended September 30, 2004, the Company incurred a net loss and excluded all dilutive securities from the computation of diluted EPS as the effect would have been anti-dilutive.
Stock-Based Compensation
     The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. These plans are more fully described in Note 7. Accordingly, no compensation expense has been recognized for stock option grants as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     Had compensation expense for the stock option grants been determined on the fair value at the grant dates consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income (loss), as reported	$31,779	$5,462	$82,456	$(2,451)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	35	–	87	52
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(542)	(558)	(1,664)	(2,142)

Pro forma net income (loss)	$31,272	$4,904	$80,879	$(4,541)

Basic earnings per share
As reported	$0.17	$0.03	$0.43	$(0.01)
Pro forma	$0.16	$0.03	$0.42	$(0.02)
Diluted earnings per share
As reported	$0.14	$0.03	$0.37	$(0.01)
Pro forma	$0.14	$0.03	$0.36	$(0.02)
     For purposes of determining compensation expense using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options granted in 2005 and 2004 were: risk-free interest rate based on five-year Treasury strips of 3.86% to 4.46% in 2005 and 3.36% to 3.67% in 2004; dividend yield of zero in each year; stock price volatility of 53% to 57% in 2005 and 55% to 56% in 2004; and expected option lives of five years for each year presented.
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
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure in the notes to consolidated financial statements only. This standard is effective for the Company as of January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company will adopt the standard as of the effective date and is currently evaluating the total effect on the financial statements and the method to use when valuing stock options.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
     In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company will adopt the standard as of the effective date and does not expect the adoption of FIN 47 to have a material effect on the Company’s financial position or results of operations for the year ending December 31, 2005.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements of accounting for and reporting of a change in accounting principle. SFAS No. 154 requires, among other things, retrospective application of a voluntary change in accounting principle. Previously, voluntary changes in accounting principle were accounted for by including a one-time cumulative effect in the period of change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
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
     The Company currently believes that it is more likely than not that 2005 taxable income will be sufficient to utilize the net operating loss carryforwards (“NOLs”) recorded at September 30, 2005. As a result, these NOLs have been classified as deferred tax assets under current assets on the balance sheet.

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

Floating Rate Notes
     The Floating Rate Contingent Convertible Senior Notes due April 2024 (the “Floating Rate Notes”) bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. The per annum interest rate will never be less than zero or more than 6.00%. For the three months ended September 30, 2005, the interest rate on the Floating Rate Notes was 3.50%. The Floating Rate Notes mature on April 1, 2024 and are convertible into shares of the Company’s common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share. The Floating Rate Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are not significant.
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
     The Floating Rate Notes did not meet the criteria for conversion into common stock at any time during the quarter ended September 30, 2005.
3.75% Notes
     The 3.75% Contingent Convertible Senior Notes due May 2023 (the “3.75% Notes”) bear interest at 3.75% per annum and mature on May 7, 2023. The 3.75% Notes are convertible into shares of the Company’s common stock, upon the occurrence of certain events, at a conversion price of $6.45 per share. The Company will be required to pay contingent interest at a rate equal to 0.50% per annum commencing May 7, 2008 upon the occurrence of certain events. The 3.75% Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are not significant.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The Company may redeem in cash some or all of the 3.75% Notes at any time on or after May 14, 2008, at various redemption prices depending upon the date redeemed plus accrued but unpaid interest, including contingent interest. Holders may require the Company to repurchase all or a portion of the 3.75% Notes on May 7, 2013 or May 7, 2018, and upon a change of control, as defined in the indenture governing the 3.75% Notes, at 100% of the principal amount of the 3.75% Notes, plus accrued but unpaid interest, including contingent interest, if any, to the date of repurchase, payable in cash.
     As of October 1, 2005, and at any time during the fourth quarter of 2005, the 3.75% Notes are convertible into shares of the Company’s common stock because one of the triggering events permitting note holders to convert their 3.75% Notes occurred in the third quarter. The triggering event was that the closing price per share of the Company’s common stock exceeded 110% of the conversion price ($7.10 per share) of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days ended on September 30, 2005. The 3.75% Notes will cease to be convertible after December 31, 2005, unless the trading price of the Company’s common stock again exceeds (as it did in the third quarter) 110% of the conversion price of the 3.75% Notes for at least 20 consecutive trading days in the period of 30 consecutive days ended on the last trading day in the fourth quarter of 2005. In that event, the 3.75% Notes would remain convertible through the first quarter of 2006. The 3.75% Notes may also become convertible (or remain convertible) in the fourth quarter or other future periods if any of the other events that entitle holders to convert the 3.75% Notes occur.
8 7/8% Senior Notes due 2007
     On March 31, 2004, $90.0 million of the net proceeds received from the issuance of the Floating Rate Notes was irrevocably deposited with the trustee for the 8 7/8% Senior Notes due 2007 (the “8 7/8% Notes”) to redeem all outstanding notes at 102.9580%, plus accrued interest. On April 30, 2004, the cash deposited with the trustee was used to redeem the $85.0 million aggregate principal amount of the 8 7/8% Notes. The redemption premium of $2.5 million is included in interest expense during the quarter ended March 31, 2004 and the remaining $1.1 million of deferred financing costs associated with the 8 7/8% Notes was accelerated and amortized through the redemption date of April 30, 2004.
CIT Facility
     The Company’s subsidiary Grey Wolf Drilling Company L.P. has a $100.0 million credit facility with the CIT Group/Business Credit, Inc. (the “CIT Facility”) which expires December 31, 2008. The CIT Facility provides the Company with the ability to borrow up to the lesser of $100.0 million or 50% of the Orderly Liquidation Value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. Periodic interest payments are due at a floating rate based upon the Company’s debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $50.0 million available for letters of credit. The Company is required to pay a quarterly commitment fee of 0.50% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum. The CIT Facility contains affirmative and negative covenants and the Company is in compliance with these covenants. Substantially all of the Company’s assets, including its drilling equipment, are pledged as collateral under the CIT Facility which is also guaranteed by the Company and certain of the Company’s wholly-owned subsidiaries.
     The CIT Facility was amended in September 2005 to allow the Company to repurchase shares of its common stock, pay dividends to its shareholders, and make prepayments on the 3.75% Notes and the Floating Rate Notes. However, as defined by the CIT Facility, all of the following conditions must be

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
met to enable the Company to make payments for any of the above-mentioned reasons: (i) payments may not exceed $150.0 million in the aggregate, (ii) no Default or Event of Default shall exist at the time of any such payments, (iii) at least $35.0 million of Availability (availability under the CIT Facility plus cash on hand) exists immediately after any such payments, and (iv) the Company must provide CIT Group/Business Credit, Inc. three Business Days prior written notice of any such payments.
     The Company currently has no outstanding balance under the CIT Facility and had $19.3 million of undrawn, standby letters of credit at September 30, 2005. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT Facility.
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
     The 2003 Plan replaced the Company’s 1996 Employee Stock Option Plan (the “1996 Plan”) but all outstanding options previously granted will continue to be exercisable subject to the terms and conditions of such grants. The 1996 Plan allowed for grants of non-statutory options to purchase shares of the Company’s common stock, but no further grants of common stock will be made under the 1996 Plan. The 2003 Plan reserves a maximum of 17.0 million shares of the Company’s common stock underlying all equity-based awards, but is reduced by the number of shares subject to previous grants under the 1996 Plan. At September 30, 2005, there were 5.8 million shares of the Company’s common stock available for grant under the 2003 Plan until March 2013. Prior to 2003, the Company also granted options under stock option agreements with its directors that are outside of the 1996 Plan and the 2003 Plan. At September 30, 2005, these individuals had options outstanding to purchase an aggregate of 850,500 shares of the Company’s common stock.
     The exercise price of stock options approximates the fair market value of the stock at the time the option is granted. A portion of the outstanding options became exercisable upon issuance and the

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
remaining become exercisable in varying increments over three to five year periods. The options expire on the tenth anniversary of the date of grant.
     During the nine months ended September 30, 2005, the Company issued 197,750 shares (net of cancellations of 21,200 shares) of restricted common stock under the 2003 Plan, which vest over a five year period. Each share of restricted common stock entitles the holder to one vote and the shares are only restricted due to vesting conditions. The Company records expense for the value of these shares on a straight-line basis over the five year vesting period. The portion of the value of the restricted stock not yet expensed is shown as unearned restricted stock awards within shareholders’ equity.
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
     For the three and nine month periods ended September 30, 2005, no customer provided more than 10% of the Company’s revenue. The Company had one customer which represented 11% of revenue in the third quarter of 2004; however, there were no customers which provided greater than 10% of revenue for the nine months ended September 30, 2004.
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

     None of the goodwill resulting from this acquisition is deductible for tax purposes. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The intangible assets represent customer contracts and related relationships acquired and are being amortized over the useful life of three years. Amortization expense related to these intangible assets was $267,000 during the third quarter of 2005 and $800,000 for the nine month period ended September 30, 2005. Accumulated amortization was $1.6 million at September 30, 2005. Amortization expense related to these intangible assets over the next five fiscal years will be: 2005 — $1.1 million; 2006 — $1.1 million; 2007 — $219,000; 2008 – $0 and 2009 – $0. The net balance of these intangible assets was included in net other noncurrent assets on the consolidated balance sheet.

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
Overview
     We are a leading provider of contract oil and gas land drilling services in the United States with a fleet of 127 rigs, of which 110 rigs are currently marketed. Our customers include independent producers and major oil and gas companies. We conduct our operations through our subsidiaries in what we believe to be the best natural gas producing regions in the United States.
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
Rig Activity
     The United States land rig count has continued to climb to levels not seen since the early nineteen eighties. The land rig count at October 28, 2005 per the Baker Hughes rotary rig count, is over 1,370 rigs. Our average rigs working has also continued to escalate because of this demand. For the week ended October 28, 2005, we had an average of 106 rigs working. The table below shows the average number of land rigs working in the United States according to the Baker Hughes rotary rig count and the average number of our rigs working.

	2003	2004					2005
Domestic
Land Rig	Full					Full				Oct 1 -
Count	Year	Q-1	Q-2	Q-3	Q-4	Year	Q-1	Q-2	Q-3	Oct 28
Baker Hughes	880	1,002	1,049	1,115	1,131	1,074	1,153	1,218	1,307	1,371
Grey Wolf	61	65	86	94	96	85	98	99	103	105
Term Contracts
     We have signed a number of term contracts to provide drilling services on a daywork basis. We currently have 60 rigs working under term contracts and five more rigs are scheduled to go to work under term contracts by the end of 2005 and one rig by the end of the first quarter of 2006. We have a total of approximately 5,600, 15,100, and 3,100 rig days contracted for the remainder of 2005, 2006 and 2007, respectively, under term contracts.

     Two of the six rigs scheduled to begin work under term contracts are currently being refurbished. Refurbishment of these two rigs is estimated to cost approximately $8.4 million each, with both being significantly upgraded and converted from mechanical rigs to diesel electric SCR rigs. We expect to recover all of the aggregate incremental capital expended in redeploying these two rigs during the term of the contracts.
     Our term contracts have a minimum length of one year and include a per rig day cancellation fee approximately equal to the dayrate under the contract less estimated contract drilling operating expenses for the unexpired term of the contract. In addition, we are able to pass the cost of any labor increases on to our customers through our dayrates on all daywork contracts, including term contracts.
Drilling and Contract Rates
     Improvements in the level of land drilling in the United States during 2004 and 2005, spurred by strong commodity prices, positively impacted the dayrates we are currently receiving for our rigs. Our dayrates rose an average of $1,300 per rig day, or 10% across all rigs and market areas in the third quarter of 2005 from the second quarter of 2005. This includes approximately $333 per rig day related to a wage increase that went into effect on June 1, 2005 which was passed on to our customers in the form of higher dayrates. As of November 1, 2005, our leading edge rates have risen to between $15,000 and $23,000 per rig day, without fuel or top drives.
     In addition to our fleet of drilling rigs, we owned 17 top drives at November 1, 2005, for which our rates are up to $3,000 per rig day, at that date. Rates for our top drives are in addition to the above stated rates for our rigs.
Turnkey and Footage Contract Activity
     Turnkey and footage work is an important part of our business and operating strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher revenues and earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) per rig day worked than under daywork contracts. A rig day is defined as a twenty-four hour period in which a rig is under contract and should be earning revenue. However, under turnkey and footage contracts we are typically required to bear additional operating costs (such as drill bits) and risk (such as loss of hole) that would otherwise be assumed by the customer under daywork contracts. For the quarter ended September 30, 2005, our turnkey and footage EBITDA was $11,370 per rig day, compared to daywork EBITDA of $6,896 per rig day. For the quarter ended September 30, 2005, turnkey and footage work represented 9% of total days worked compared to 8% of total days worked during the second quarter of 2005 and 10% in the third quarter of 2004.
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
Financial Outlook
     The leverage of increasing dayrates and more rigs working was again evident in our third quarter 2005 results. Given the favorable market conditions, we expect continuing improvement in our results for the fourth quarter of 2005 and well into 2006. We believe the current high oil and natural gas commodity prices are providing our customers with the cash flow to pursue oil and natural gas prospects in the areas where we operate. As of November 1, 2005, the NYMEX twelve-month strip for natural gas was $11.10 per mmbtu and the NYMEX twelve-month strip for oil was $60.98 per barrel.

     Across the industry, we believe that virtually all marketed rigs are contracted and that there is little or no excess rig capacity. Our competitors continue to redeploy rigs at a modest pace that reflects the long lead-time for newly built rigs and quality components, such as engines and mud pumps. Industry estimates are that the number of available rigs can grow by only a small percentage in the next 12 months and that the majority of this new capacity is already contracted.
     By the end of the first quarter of 2006, we expect to complete the refurbishment of two rigs under term contracts, which would bring our marketed rig count to 112. After refurbishment of these rigs, we will have 15 rigs available for refurbishment. We have identified three of these rigs to be marketed and refurbished in 2006. At November 1, 2005, we had the ability to return each of these remaining rigs available for refurbishment to work at an estimated cost of $5.0 million to $12.0 million per rig, excluding drill pipe. We may also need to purchase drill pipe for these rigs based upon inventory levels at the time of reactivation. The cost of drill pipe, at current prices, could range from $600,000 to $1.2 million for each rig. The actual number of rigs reactivated in 2006 will depend upon many factors, including our estimation of existing and anticipated demand and dayrates, our success in bidding for contracts, including term contracts, and the timing of the reactivations. The actual cost of reactivating these rigs would also depend upon the specific customer requirements and the extent to which we choose to upgrade these rigs. As dayrates increase and demand within the industry continues to strengthen, the cost of equipment we purchase and services we obtain may continue to increase as we move into 2006.
     We have three rigs located in Southern Louisiana that were not accessible for a period of time due to flooding after Hurricane Rita. We have since been able to return to the drilling locations for these three rigs and assess the damage. As of the date of this report, all of the rigs have returned to service. Our third quarter results included minimal expenses related to Hurricanes Katrina and Rita. We expect results for the fourth quarter of 2005 to include approximately $400,000 of expenses and $400,000 of capital expenditures related to these storms.
     We have prepared an estimate of results for the fourth quarter of 2005 based on currently anticipated levels of activity and dayrates. During the fourth quarter of 2005, we expect to average a total of 106 rigs working and to generate EBITDA of approximately $75.2 million (see “Results of Operations” for reconciliation of EBITDA to net income). We expect depreciation and amortization expense of approximately $16.2 million and interest expense of approximately $3.2 million in the fourth quarter of 2005. Net income is expected to be approximately $35.1 million, or $0.16 per share on a diluted basis, using a tax rate of approximately 37%. We expect to average between 10 and 12 rigs working under turnkey and footage contracts during the fourth quarter of 2005; however, there can be no assurance that we will be able to maintain the current level of activity or EBITDA derived from turnkey and footage contracts.
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
Property and Equipment
     Property and equipment, including betterments and improvements, are stated at cost with depreciation calculated using the straight-line method over the estimated useful lives of the assets. We make estimates with respect to the useful lives that we believe are reasonable. However, the cyclical nature of our business or the introduction of new technology in the industry could cause us to change our estimates, thus impacting the future calculation of depreciation. When any asset is tested for recoverability, we also review the remaining useful life of the asset. Any changes to the estimated useful life resulting from that review are made prospectively. We expense our maintenance and repair costs as incurred. We estimate that the useful lives of our assets are between three and 15 years.
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
     The demand for land drilling services is cyclical and has historically resulted in fluctuations in rig utilization. We believe the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. The likelihood of an asset impairment increases during extended periods of low rig utilization. Each year we evaluate our rigs held for refurbishment and determine our intentions for their future use. This evaluation takes into consideration, among other things, the physical condition and marketability of the rig, and projected reactivation or refurbishment cost. To the extent that our estimates of refurbishment and reactivation cost, undiscounted future net cash flows or fair market value change or there is a deterioration in the physical condition of the rigs held for refurbishment, we could be required under SFAS No. 144 to record an impairment charge. During the first nine months of 2005, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable. Below is a summary of our rig fleet and the estimated cost to refurbish and reactivate by category as of November 1, 2005:

		Estimated
		Per Rig Refurbishment
	Number	and Reactivation Cost
Rig Category	Of Rigs	(excluding drill pipe)
Marketed	110	N/A
Rigs being refurbished	2	$8.4 million
Available for refurbishment	15	$5.0 million - $12.0 million
     We may also need to purchase drill pipe for these rigs based upon inventory levels at the time of reactivation. The cost of drill pipe, at current prices, could range from $600,000 to $1.2 million for each rig. The net book value of the rigs available for refurbishment at September 30, 2005 was $23.4 million.
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
     Goodwill represents the excess of costs over the fair value of assets of businesses acquired. None of the goodwill resulting from this acquisition is deductible for tax purposes. We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of this Statement. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” During the first nine months of 2005, no impairment of our goodwill and intangible assets was recorded.
Revenue Recognition
     Revenues are earned under daywork, turnkey and footage contracts. Revenue from daywork and footage contracts is recognized when it is realized or realizable and earned. On daywork contracts, revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. On footage contracts revenue is recognized based on the number of feet that have been drilled at fixed rates stipulated by the contract. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date compared to our estimate of the total contract costs. Under the percentage-of-completion method, we make estimates of the total contract costs to be incurred, and to the extent these estimates change, the amount of revenue recognized could be affected. The significance of the accrued turnkey revenue varies from period to period depending on the overall level of demand for our services and the portion of that demand that is for turnkey services. At September 30, 2005, there were 10 turnkey wells in progress versus seven wells at September 30, 2004, with accrued revenue of $18.6 million and $6.9 million, respectively at such dates. Anticipated losses, if any, on uncompleted contracts are recorded at the time our estimated costs exceed the contract revenue.
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
     The amount accrued for the provision for losses incurred varies depending on the number and nature of the claims outstanding at the balance sheet dates. In addition, the accrual includes management’s estimate of the future cost to settle each claim such as future changes in the severity of the claim and increases in medical costs. We use third party actuaries to assist us in developing our estimate of the ultimate costs to settle each claim, which is based upon historical experience associated with the type of each claim and specific information related to each claim. The specific circumstances of each claim may change over time prior to settlement and as a result, our estimates made as of the balance sheet dates may change. At September 30, 2005 and December 31, 2004, we had $14.6 million and $11.8 million, respectively, accrued for losses incurred within the deductible amounts for workers’ compensation and general liability claims and for uninsured claims. These amounts are included in current accrued workers’ compensation and other long-term liabilities on the balance sheet.
Income Taxes
     Our deferred tax assets consist primarily of net operating loss carryforwards (“NOLs”). Deferred tax assets must be assessed based upon the likelihood of recoverability from future taxable income and to the extent that recovery is not likely, a valuation allowance is established. At September 30, 2005, we do not have a valuation allowance as we believe that it is more likely than not that our 2005 taxable income and reversal of deferred tax liabilities will be sufficient to recover our deferred tax assets. Our business, however, is extremely cyclical and is highly sensitive to changes in oil and natural gas prices and to the demand for our services. As such, there can be no assurances that future economic or financial developments will not impact our ability to recover our deferred tax assets.
     In addition, we have $18.8 million in permanent differences which relate to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent differences will be reduced as the assets are depreciated for financial accounting purposes on a straight-line basis over the next eight years. As the amortization of these permanent differences is a fixed amount, our effective tax rate can vary widely based upon the current level of income or loss.
Financial Condition and Liquidity
     The following table summarizes our financial position as of September 30, 2005 and December 31, 2004.

	September 30, 2005		December 31, 2004
	(Unaudited)
		(Dollars in thousands)
	Amount	%	Amount	%
Working capital	$222,511	30	$118,096	20
Property and equipment, net	491,156	67	437,330	76
Goodwill	10,377	2	10,377	2
Other noncurrent assets	8,055	1	9,489	2

Total	$732,099	100	$575,292	100

Long-term debt	$275,000	38	$275,000	48
Other long-term liabilities	126,194	17	62,810	11
Shareholders’ equity	330,905	45	237,482	41

Total	$732,099	100	$575,292	100

Significant Changes in Financial Condition
     The significant changes in our financial position from December 31, 2004 to September 30, 2005 are an increase in working capital of $104.4 million, an increase in net property and equipment of $53.8 million, an increase in other long-term liabilities of $63.4 million, and an increase in shareholders’ equity of $93.4 million. The increase in working capital is primarily the result of higher balances in cash and cash equivalents, accounts receivable and deferred tax assets, partially offset by higher accounts payable and accrued current liability balances. The deferred tax assets have increased and are now classified as current assets due to the estimated realization of NOLs during 2005. Previously, deferred tax assets were included as long-term deferred tax liabilities within the other long-term liabilities line item above. The other increases in components of working capital are due to more rigs working and increased dayrates during 2005. In addition, accrued liability balances are higher due to the accrual of current income taxes for 2005. The increase in net property and equipment is due to capital expenditures during 2005, partially offset by depreciation. Capital expenditures of $99.2 million in 2005 include the costs to reactivate ten rigs that were held for refurbishment, drill pipe purchases, and betterments and improvements to our rigs. The increase in shareholders’ equity is primarily due to the net income for the period.
Floating Rate Notes
     The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05% but will never be less than zero or more than 6.00%. For the three months ended September 30, 2005, the interest rate on the Floating Rate Notes was 3.50%. For the fourth quarter of 2005 the interest rate has been set at 4.05%. These notes mature on April 1, 2024. The Floating Rate Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share. The Floating Rate Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are not significant.
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
3.75% Notes
     The 3.75% Notes bear interest at 3.75% per annum and mature on May 7, 2023. The 3.75% Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.45 per share. We will be required to pay contingent interest at a rate equal to 0.50% per annum commencing May 7, 2008, upon the occurrence of certain events. The 3.75% Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are not significant.
     We may redeem in cash some or all of the 3.75% Notes at any time on or after May 14, 2008, at various redemption prices depending upon the date redeemed plus accrued but unpaid interest, including contingent interest. Holders may require us to repurchase all or a portion of their 3.75% Notes on May 7, 2013 or May 7, 2018, and upon a change of control, as defined in the indenture governing the 3.75% Notes, at 100% of the principal amount of the 3.75% Notes, plus accrued but unpaid interest, including contingent interest, if any, to the date of repurchase, payable in cash.

     As of October 1, 2005, and at any time during the fourth quarter of 2005, the 3.75% Notes are convertible into shares of our common stock because one of the triggering events permitting note holders to convert their 3.75% Notes occurred in the third quarter. The triggering event was that the closing price per share of our common stock exceeded 110% of the conversion price ($7.10 per share) of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days ended on September 30, 2005. The 3.75% Notes will cease to be convertible after December 31, 2005, unless the trading price of our common stock again exceeds (as it did in the third quarter) 110% of the conversion price of the 3.75% Notes for at least 20 consecutive trading days in the period of 30 consecutive days ending on the last trading day in the fourth quarter of 2005. In that event, the 3.75% Notes would remain convertible through the first quarter of 2006. The 3.75% Notes may also become convertible (or remain convertible) in the fourth quarter or other future periods if any of the other events that entitle holders to convert the 3.75% Notes occur.
CIT Facility
     Our subsidiary Grey Wolf Drilling Company L.P. has a $100.0 million credit facility with the CIT Group/Business Credit, Inc. (the “CIT Facility”) which expires December 31, 2008. The CIT Facility provides us with the ability to borrow up to the lesser of $100.0 million or 50% of the Orderly Liquidation Value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. Periodic interest payments are due at a floating rate based upon our debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $50.0 million available for letters of credit. We are required to pay a quarterly commitment fee of 0.50% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum. The CIT Facility contains affirmative and negative covenants and we are in compliance with these covenants. Substantially all of our assets, including our drilling equipment, are pledged as collateral under the CIT Facility which is also secured by a guarantee of Grey Wolf, Inc. and guarantees of certain of our wholly-owned subsidiaries.
     The CIT Facility was amended in September 2005 to allow us to repurchase shares of our common stock, pay dividends to our shareholders, and make prepayments on the 3.75% Notes and the Floating Rate Notes. However, as defined by the CIT Facility, all of the following conditions must be met to enable us to make payments for any of the above-mentioned reasons: (i) payments may not exceed $150.0 million in the aggregate, (ii) no Default or Event of Default shall exist at the time of any such payments, (iii) at least $35.0 million of Availability (availability under the CIT Facility plus cash on hand) exists immediately after any such payments, and (iv) we must provide CIT Group/Business Credit, Inc. three Business Days prior written notice of any such payments.
     As of the date of this report, we did not have an outstanding balance under the CIT Facility and had $23.9 million of undrawn, standby letters of credit. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

Cash Flow
     The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
	(Unaudited)
Net cash provided by (used in):

Operating activities	$149,871	$16,758
Investing activities	(97,827)	(59,074)
Financing activities	8,020	41,262

Net increase (decrease) in cash	$60,064	$(1,054)

     Our cash flows from operating activities are affected by a number of factors including the number of rigs working under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow from operating activities provided $149.9 million and $16.8 million during the first nine months of 2005 and 2004, respectively. The increase in cash flow from operating activities for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is due primarily to an increase in net income as a result of higher dayrates and rig activity.
     Cash flow used in investing activities for the nine months ended September 30, 2005 primarily consisted of $99.2 million of capital expenditures. Capital expenditures in 2005 included costs for the reactivation of ten rigs held for refurbishment. For the nine months ended September 30, 2004, cash flow used in investing activities consisted of $28.9 million of cash paid in the Patriot acquisition, and $31.1 million of capital expenditures. Capital expenditures in 2005 and 2004 also included betterments and improvements to our rigs, the acquisition of drill pipe and collars, and other capital items.
     Cash flow provided by financing activities for the nine months ended September 30, 2005 consisted of proceeds of $8.0 million from the exercise of stock options. Cash flow provided by financing activities for the nine months ended September 30, 2004 primarily consisted of the net proceeds of $122.2 million from the issuance of $125.0 million of Floating Rate Notes on March 31, 2004 and April 27, 2004, offset by the $85.0 million repayment of the 8 7/8% Senior Notes due 2007 on April 30, 2004.
Projected Cash Sources and Uses
     We expect to use cash generated from operations to cover cash requirements, including debt service on the Floating Rate Notes and 3.75% Notes and capital expenditures in 2005. Total capital expenditures for 2005 are projected to be between $120.0 million and $130.0 million, subject to the level of rig activity and number of rig reactivations. We will make quarterly interest payments on the Floating Rate Notes on January 1, April 1, July 1, and October 1 of each year and semi-annual interest payments of $2.8 million on the 3.75% Notes on May 7 and November 7 of each year through the dates of maturity. To the extent that we are unable to generate sufficient cash from operations, we would be required to use cash on hand or draw on our CIT Facility.
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

					Projected
					Three
					Months
	Three Months Ended		Nine Months Ended		Ending
	September 30,		September 30,		December 31,
	2005	2004	2005	2004	2005
	(In thousands)
	(Unaudited)
Earnings before interest expense, taxes, depreciation and amortization	$69,247	$25,644	$184,538	$51,595	$75,209
Depreciation and amortization	(15,676)	(14,271)	(44,810)	(41,334)	(16,200)
Interest expense	(2,910)	(2,200)	(8,330)	(12,274)	(3,150)
Total income tax (expense)
Benefit	(18,882)	(3,711)	(48,942)	(438)	(20,808)

Net income (loss)	$31,779	$5,462	$82,546	$(2,451)	$35,051

Comparison of the Three Months Ended September 30, 2005 and 2004
     The following table highlights rig days worked, contract drilling revenues, and EBITDA for our daywork and turnkey operations for the three months ended September 30, 2005 and 2004.

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations(1)	Total	Operations	Operations(1)	Total
	(Dollars in thousands except averages per rig day worked)
	(Unaudited)
Rig days worked	8,574	890	9,464	7,760	870	8,630

Contract drilling revenues	$142,937	$38,586	$181,523	$88,923	$27,367	$116,290
Drilling operations expenses	(80,857)	(28,170)	(109,027)	(67,727)	(19,766)	(87,493)
General and administrative expenses	(3,822)	(384)	(4,206)	(3,059)	(319)	(3,378)

Interest income	933	97	1,030	158	16	174
Gain (loss) on sale of assets	(63)	(10)	(73)	46	5	51

EBITDA	$59,128	$10,119	$69,247	$18,341	$7,303	$25,644

Average per rig day worked:
Contract drilling revenues	$16,671	$43,355	$19,180	$11,459	$31,460	$13,476
EBITDA	$6,896	$11,370	$7,317	$2,364	$8,395	$2,972

(1)	Turnkey operations include the results from turnkey and footage contracts.
     Our EBITDA increased by $43.6 million, or 170%, to $69.2 million for the quarter ended September 30, 2005 from $25.6 million for the quarter ended September 30, 2004. The increase resulted from a $40.8 million increase in EBITDA from daywork operations and a $2.8 million increase in EBITDA from turnkey operations. On a per rig day basis, our EBITDA increased by $4,345 per rig day, or 146%, to $7,317 in the third quarter of 2005 from $2,972 for the same period in 2004. This increase included a $4,532 per rig day increase from daywork operations and a $2,975 per rig day increase from turnkey operations. Total general and administrative expenses increased by $828,000 due primarily to higher payroll and short-term incentive costs. Total interest income increased by $856,000 due to higher cash balances and higher interest rates during the third quarter of 2005 compared with the same period in 2004.

Daywork Operations
     The increase in daywork EBITDA discussed above was due in part to an increase of 814 rig days worked on daywork contracts in the third quarter of 2005 when compared with the third quarter of 2004. This 10% increase in rig days worked was due to overall higher demand for our services. Higher dayrates in the third quarter of 2005 versus the same period in 2004 also contributed significantly to the increase. Contract drilling revenue per rig day increased $5,212, or 45%; however, this increase includes approximately $500 average per rig day related to a wage increase that went into effect on June 1, 2005 which was passed on to our customers in the form of higher dayrates. Expenses increased overall, and on a per rig day basis, due to higher activity levels as well as several other factors, including the above-mentioned wage increase and increases in other labor costs.
Turnkey Operations
     Turnkey EBITDA was higher in the third quarter of 2005 due to higher revenue on a per rig day basis. Increasing daywork dayrates are considered in our turnkey bid process and resulted in price increases for our turnkey operations. These price increases, which were due in part to the wage increase discussed above that took effect on June 1, 2005, resulted in the higher revenue. Also, differences in the complexity and success of the wells drilled between the two periods contributed to the increased EBITDA.
Other
     Depreciation and amortization expense increased by $1.4 million, or 10%, to $15.7 million for the three months ended September 30, 2005, compared to $14.3 million for the three months ended September 30, 2004. Depreciation and amortization expense is higher due to capital expenditures made during 2004 and the first nine months of 2005, including the cost to refurbish rigs.
     Interest expense increased by $710,000, or 32%, to $2.9 million in the third quarter of 2005 from $2.2 million in the third quarter of 2004. This increase is due primarily to a higher interest rate on our Floating Rate Notes during the three months ended September 30, 2005 compared to the three months ended September 30, 2004.
     Our income tax expense increased by $15.2 million to $18.9 million for the three months ended September 30, 2005 compared to $3.7 million for the same period in 2004. The increase is due to the increased level of income and is also affected by the annual amortization of $2.8 million in permanent differences related to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent differences will be reduced as these assets are depreciated for financial accounting purposes on a straight-line basis over their remaining useful lives of approximately eight years. As the amortization of these permanent differences is a fixed amount, our book effective tax rate can vary widely based upon the current and projected levels of income or loss.

Comparison of the Nine Months Ended September 30, 2005 and 2004
     The following tables highlight rig days worked, contract drilling revenues and EBITDA for our daywork and turnkey operations for the nine months ended September 30, 2005 and 2004.

		Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations(1)	Total	Operations	Operations(1)	Total
	(Dollars in thousands except averages per rig day worked)
	(Unaudited)
Rig days worked	24,907	2,431	27,338	19,554	2,832	22,386

Contract drilling revenues	$386,113	$106,717	$492,830	$208,451	$86,789	$295,240
Drilling operations expenses	(223,215)	(75,583)	(298,798)	(164,678)	(69,861)	(234,539)
General and administrative expenses	(10,676)	(1,009)	(11,685)	(8,594)	(1,091)	(9,685)
Interest income	2,001	185	2,186	446	64	510
Gain (loss) on sale of assets	9	(4)	5	61	8	69

EBITDA	$154,232	$30,306	$184,538	$35,686	$15,909	$51,595

Average per rig day worked:
Contract drilling revenues	$15,502	$43,898	$18,027	$10,660	$30,647	$13,189
EBITDA	$6,192	$12,466	$6,750	$1,825	$5,618	$2,305

(1)	Turnkey operations include the results from turnkey and footage contracts.
      Our EBITDA increased by $132.9 million, or 258% to $184.5 million for the nine months ended September 30, 2005 from $51.6 million for the nine months ended September 30, 2004. The increase resulted from a $118.5 million increase in EBITDA from daywork operations and a $14.4 million increase in EBITDA from turnkey operations. On a per rig day basis, our total EBITDA increased by $4,445 per rig day, or 193% to $6,750 for the first nine months of 2005 from $2,305 for the same period in 2004. This increase included a $4,367 per rig day increase from daywork operations and a $6,848 per rig day increase from turnkey operations. Total general and administrative expenses increased by $2.0 million due primarily to higher payroll and short-term incentive costs. Total interest income increased by $1.7 million due to higher cash balances and higher interest rates during the first nine months of 2005 compared with the same period in 2004.
Daywork Operations
     The increase in EBITDA discussed above was due in part to an increase of 27%, or 5,353 rig days worked on daywork contracts in the first nine months of 2005 when compared with the same period of 2004. This increase in rig days worked was due primarily to overall higher demand for our services. Higher dayrates contributed significantly to the increase in EBITDA with contract drilling revenue per rig day increasing $4,842, or 45%. This increase includes the effect of a wage increase effective June 1, 2005 which was passed on to our customers in the form of higher dayrates. Expenses increased overall and on a per rig day basis due to higher activity levels, as well as several other factors, including the above-mentioned wage increase, crews being kept on the payroll during unanticipated maintenance and increases in other labor costs.
Turnkey Operations
     Turnkey EBITDA was higher for the nine months ended September 30, 2005 due to higher revenue in total and on a per rig day basis. Contract drilling revenue per rig day increased $13,251, or

43%, primarily resulting from higher daywork dayrates during the period which are considered in our turnkey bidding process. Also, differences in the complexity and success of the wells drilled between the two periods contributed to the increased EBITDA. The increase in EBITDA due to higher turnkey revenue was partially offset by a decrease in rig days worked. Rig days worked decreased by 401 rig days, or 14%, during the first nine months of 2005 compared to the same period in 2004.
Other
     Depreciation and amortization expense increased by $3.5 million, or 8%, to $44.8 million for the nine months ended September 30, 2005 compared to $41.3 million for the nine months ended September 30, 2004. Depreciation and amortization expense is higher due to the acquisition of Patriot during the second quarter of 2004, and capital expenditures during 2004 and the first nine months of 2005.
     Interest expense decreased by $3.9 million, or 32%, to $8.3 million for the nine months ended September 30, 2005 from $12.3 million for the same period in 2004. The decrease is due to the issuance of the 3.75% Notes and Floating Rate Notes and subsequent redemption of our 8 7/8% Notes. This refinancing resulted in substantial interest savings given the lower interest rate debt outstanding. In addition, the first half of 2004 included a $2.5 million redemption premium and accelerated amortization of $1.1 million of deferred financing costs on the 8 7/8% Notes.
     Our income tax expense increased by $48.5 million to $48.9 million for the nine months ended September 30, 2005 from $438,000 for the same period in 2004. The increase is due to the level of income and is also affected by the annual amortization of $2.8 million in permanent differences related to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent differences will be reduced as these assets are depreciated for financial accounting purposes on a straight-line basis over their remaining useful lives of approximately eight years. As the amortization of these permanent differences is a fixed amount, our book effective tax rate varies widely based upon the current and projected levels of income or loss.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the Floating Rate Notes and the CIT Facility. The Floating Rate Notes bear interest at a per annum rate which is equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. We had $125.0 million of the Floating Rate Notes outstanding at September 30, 2005. A 1% change in the interest rate on the Floating Rate Notes would change our interest expense by $1.3 million on an annual basis. However, the annual interest on the Floating Rate Notes will never be below zero or more than 6.00%, which could yield interest expense ranging from zero to $7.5 million on an annual basis. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. We have no outstanding balance under the CIT Facility at November 1, 2005 and as such have no exposure under this facility to a change in interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rules 13a–15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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
Item 1a. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:
•	business strategy;

•	demand for our services;

•	spending by our customers;

•	2005 rig activity and financial results;

•	projected depreciation expense and interest expense;

•	rigs expected to be engaged in turnkey and footage operations;

•	reactivation, timing and cost of reactivation of rigs held for future refurbishment;

•	projected dayrates;

•	the ability to recover our refurbishment costs of rigs from term contracts;

•	the availability and financial terms of term contracts;

•	projected tax rate;

•	wage rates and retention of employees;

•	sufficiency of our capital resources and liquidity; and

•	depreciation and capital expenditures in 2005.

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
Item 6. Exhibits
3.1	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).

3.2	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

4.1	Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.2	Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.3	Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.4	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes Due 2024 between the Company, the Guarantors, and J.P. Morgan Chase Bank, a New York banking corporation, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q dated May 5, 2004).

4.5	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

4.6	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JP Morgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2004).

*	31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

*	31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

*	32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GREY WOLF, INC.

Date: November 4, 2005	By:	/s/ David W. Wehlmann

David W. Wehlmann
Executive Vice President and
Chief Financial Officer

Date: November 4, 2005	By:	/s/ Kent D. Cauley

Kent D. Cauley
Vice President and Controller

Exhibit Index
3.1	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).

3.2	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

4.1	Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.2	Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.3	Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.4	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes Due 2024 between the Company, the Guarantors, and J.P. Morgan Chase Bank, a New York banking corporation, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q dated May 5, 2004).

4.5	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

4.6	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JP Morgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2004).

*	31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a )

*	31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

*	32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

*	Filed herewith