Form 10-K
period 2005-12-31
GREY WOLF INC
filed 2006-03-01
CIK 320186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
Commission file number 1-8226
GREY WOLF, INC.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-2144774 (I.R.S. Employer Identification Number)

10370 Richmond Avenue, Suite 600, Houston, Texas (Address of principal executive offices)	77042 (Zip Code)
Registrant’s telephone number, including area code: 713-435-6100
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $0.10 Rights to Purchase Junior Participating Preferred Stock, par value $1.00	American Stock Exchange American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
     The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2005 based upon the closing price on the American Stock Exchange on that date was approximately $1.4 billion.
     At February 23, 2006, 192,715,080 shares of the Registrant’s common stock were outstanding.
     The following documents have been incorporated by reference into the Parts of this Report indicated: Certain sections of the registrant’s definitive proxy statement for the registrant’s 2006 Annual Meeting of shareholders which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the Registrant’s fiscal year ended December 31, 2005, are incorporated by reference into Part III hereof.

GREY WOLF, INC.
Index to Annual Report
on Form 10-K for the
Year Ended December 31, 2005

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
Business Strategy
     Within the framework of a very cyclical industry, our strategy is to maximize shareholder value during each phase of an industry cycle. To achieve that strategy, we seek to enter each phase of our industry’s cycles in a stronger position by incorporating the following:
    Customer and marketing efforts
•	delivering quality, value-added service to our customers;

•	maintaining a strong position in the markets where we operate;

•	responding to market conditions by balancing dayrates we receive on our rigs with the number of rigs we market;

•	maintaining a high level of utilization for our marketed rigs;

•	using term contracts to provide sufficient cash flow to recover, after operating expenses, a majority of the incremental capital expended for refurbishments on rigs or the purchase of new rigs;
     Equipment and Operations
•	maintaining a premium fleet of equipment with a bias toward deep drilling for natural gas;

•	enhancing cash flow through our turnkey and trucking operations and use of our top drives;

•	controlling costs and exercising capital spending discipline;
     Growth opportunities
•	searching for new market opportunities where we believe our quality fleet of rigs would be able to generate attractive returns; and

•	searching for potential acquisition candidates that we believe would diversify operations and be accretive.
Industry Overview
     According to the Baker Hughes rotary rig count, there were 1,136 land rigs working in the United States at the peak of the last up cycle in 2001. That number fell to 628 in April 2002, we believe due to lower commodity prices and the land rig count generally stabilized from April 2002 thru December 2002. Beginning in the first quarter of 2003 the land rig count, per Baker Hughes, began to increase from an average of 773 rigs working in the first quarter of 2003 to an average of 1,375 rigs working during the fourth quarter of 2005. As of February 24, 2006, the land rig count climbed to 1,436 rigs working. We believe this increase is due to higher commodity prices which our customers are receiving for their production. As of February 23, 2006, the average NYMEX near month contract price of natural gas was $8.51 per Mmbtu, while the average NYMEX near month contract price of West Texas Intermediate Crude was $64.12 per barrel.
     Across the industry, we believe that most marketed rigs are contracted and that there is limited excess rig capacity.
Current Conditions and Outlook
     We believe the outlook for oil and natural gas prices, as well as the outlook for land drilling contractors, remains positive as we move through 2006. The land rig count is at a level that we believe provides support for continual increases in dayrates and improved contractual terms. The current high oil and natural gas commodity prices are providing our customers with higher cash flow to pursue oil and natural gas prospects in the areas where we operate.
     We, and some of our competitors, are continuing to refurbish and redeploy previously stacked rigs in response to strong demand. This reactivation of rigs will likely proceed at a modest pace, we believe, because of the long lead times for delivery of major components generally required to refurbish rigs, such as engines, mud pumps, top drives and drill pipe.
     Since December 31, 2004 through the date of this report, we have refurbished and returned to service 12 rigs at an average capital cost of $3.7 million per rig. Each of those rigs began operating under term contracts which we expect will, in the aggregate, fully recover our refurbishment costs over the term of the contracts. We reviewed the remaining rigs held for refurbishment and determined to utilize the component parts of seven of these rigs as spare equipment. There was no current financial statement impact as a result of this decision. We plan to redeploy the four remaining rigs in our inventory during 2006. See “—Rigs Available for Refurbishment.”
     Rig safety is a critical priority for us. While our average working rig count increased by 17 in 2005, our ongoing commitment to rig safety led to an 18% reduction in our recordable accident rate for 2005.
     The current market conditions are also leading us and some drilling contractors to invest in new drilling rigs. There is limited manufacturing capability for new rigs, and therefore we expect the number of new builds to be brought to market in 2006 will also be limited. We have entered into agreements to purchase four new drilling rigs that will be delivered late in 2006 and have signed three-year term contracts with customers to operate these rigs. These term contracts are expected to provide solid returns on the capital invested and, in the aggregate, fully recover, after operating expenses, the purchase price of the rigs over their term.
     In accordance with our business strategy, we have signed a number of term contracts. We currently have 68 rigs working under term contracts with terms ranging from one to three years. A majority of these contracts end at various times over the next twelve months providing future earnings and an opportunity to reprice 53% of the term contracts in the first and second quarters of 2006. We have approximately 20,500 rig days, or an average of 56 rigs, contracted in 2006; and 8,000 rig days, or an average of 22 rigs, contracted in 2007, under term contracts.
Operations
     On January 3, 2006, we completed a sale of five rigs that were previously held for future refurbishment for an aggregate purchase price of $15.3 million. The sale resulted in a pre-tax gain of $9.4 million which will be included in our first quarter 2006 results.
     After this sale and the movement of the component parts of seven rigs to spare equipment, our rig fleet includes 111 marketed rigs and four rigs available for refurbishment which we plan to reactivate in 2006.
     We currently conduct our operations primarily in the following domestic drilling markets:
•	Ark-La-Tex;

•	Gulf Coast;

•	Mississippi/Alabama;

•	South Texas;

•	Rocky Mountain;

•	Mid-Continent.

     We conduct our operations primarily in domestic markets which we believe have historically experienced greater utilization and dayrates than the combined total of all other domestic markets. This is in part due to the heavy concentration of natural gas reserves in these markets. However, we continually evaluate opportunities to enter foreign markets in which we can enter into term contracts to support such a commitment. Most of the wells we drilled for our customers were drilled in search of natural gas. Larger natural gas reserves are typically found in deeper geological formations and generally require premium equipment and quality crews to drill the wells. With continued technological advances in the industry, our customers are drilling an increasing number of directional and horizontal wells. Drilling directional and horizontal wells generally requires larger rigs capable of drilling to depths in excess of 15,000 feet. Our fleet of rigs consists of 81 rigs capable of drilling to 15,000 feet or deeper and fit well with the trend in the industry.
     Ark-La-Tex Division. Our Ark-La-Tex division provides drilling services primarily in Northeast Texas, Northern Louisiana and Southern Arkansas, and the Mississippi/Alabama market. At February 23, 2006, we had 23 marketed rigs in this division which consisted of 13 diesel electric rigs and 10 mechanical rigs, including four trailer-mounted rigs. Our Ark-La-Tex division also operates a fleet of trucks which is used exclusively to move our rigs. The Ark-La-Tex division manages the operations of our Mid Continent district.
     We had an average of 21 rigs working in our Ark-La-Tex division during 2005. Daywork contracts generated approximately 93% of the division’s revenues, while turnkey contracts generated the remaining 7%. The average revenue per rig day worked by the division during 2005 was $15,525.
     Gulf Coast Division. Our Gulf Coast division provides drilling services in Southern Louisiana and along the upper Texas Gulf Coast. At February 23, 2006, we had 25 marketed rigs in this division which consisted of 20 diesel electric rigs and five mechanical rigs.
     We had an average of 25 rigs working in our Gulf Coast division during 2005. Daywork contracts generated approximately 56% of the division’s revenues, while turnkey contracts generated the remaining 44%. The average revenue per rig day worked by the division during 2005 was $22,716.
     South Texas Division. At February 23, 2006, we had 29 marketed rigs in this division. The marketed rigs consisted of 16 diesel electric rigs, and 13 mechanical rigs. Eight of these marketed rigs are trailer-mounted, in response to the market demands of this division. The South Texas division also operates a fleet of trucks which is used exclusively to move our rigs.
     We had an average of 29 rigs working in our South Texas division during 2005. Daywork contracts generated approximately 70% of the division’s revenues, while turnkey contracts generated the remaining 30%. The average revenue per rig day worked by the division during 2005 was $19,840.
     Rocky Mountain Division. Our Rocky Mountain division provides drilling services in the market area which consists of Wyoming, Colorado, northwest Utah and northern New Mexico. We began operations in the Rocky Mountain market in June 2001 and the Company acquired New Patriot Drilling Corp. (“Patriot”) and its ten rigs in April, 2004. We had 17 marketed rigs in this division at February 23, 2006, which consisted of seven diesel electric rigs and 10 mechanical rigs.
     We had an average of 14 rigs working in our Rocky Mountain Division during 2005. Daywork contracts generated 100% of the revenue in this division and the average revenue per rig day worked during 2005 was $13,693.
     Mid-Continent District. Our Mid-Continent district provides drilling services in West Texas, Southeast New Mexico, the Barnett Shale area in North Texas, and the Mid-Continent region. We began operations in the Mid-Continent district in October 2001. Since that time, we have increased the number of marketed rigs in this district to 17, including eight diesel electric rigs and nine mechanical rigs at February 23, 2006. Two of these marketed rigs are trailer-mounted. During 2005, we averaged revenue per rig day worked of $15,166 all of which was under daywork contracts.
Rigs Available for Refurbishment
     During 2006, we intend to reactivate our four remaining rigs held for refurbishment. Each is expected to be significantly upgraded, with estimated average capital expenditures of $11.4 million per rig. Refurbishment of two of these rigs is underway. One of these rigs (1,000 horsepower) is projected to commence operations under a term contract near the end of the first quarter of 2006 and another rig (3,000 horsepower) is expected to start work under a term contract in the second quarter of 2006. The long-term contracts on each of these rigs are expected to recover our capital costs of refurbishment.
Contracts
     Our contracts for drilling oil and natural gas wells are obtained either through competitive bidding or as a result of negotiations with customers. Contract terms offered by us are generally dependent on the complexity and risk of operations, on-site drilling conditions, type of equipment used and the anticipated duration of the work to be performed. Drilling contracts can be for a single or multiple wells. Term drilling contracts typically contain early termination penalties while non-term contracts are typically subject to termination by the customer on short notice with little or no penalty. The contracts generally provide for compensation on either a daywork, turnkey or footage basis.
     Daywork Contracts. Under daywork drilling contracts, we provide a drilling rig with required personnel to our customer who supervises the drilling of the well. We are paid based on a fixed rate per day while the rig is utilized. Daywork drilling contracts specify the equipment to be used, the size of the hole and the depth of the well. Under a daywork drilling contract, the customer bears a large portion of out-of-pocket costs of drilling. The dayrate we receive is not dependent on the usual risks associated with drilling, such as time delays for various reasons, including stuck drill pipe or blowouts. In addition, our daywork contracts generally allow us to pass crew wage increases to our customers in the form of higher dayrates.
     We also enter into term contracts to provide drilling services on a daywork basis. Typically, the length of our term contracts have ranged from one to three years. They have usually included a per rig day cancellation fee approximately equal to the dayrate under the contract less estimated contract drilling operating expenses for the unexpired term of the contract. We seek term contracts with our customers when we believe that those contracts may mitigate the financial impact to us of a potential decline in dayrates during the period in which the term contract is in effect. This provides greater stability to our business and allows us to plan and manage our business more efficiently. During late 2001 and 2002, the use of term contracts enabled us to maintain dayrates that proved to be higher than was attainable during 2002 and 2003. As of February 23, 2006, 61% of our rigs are working under term contracts. We also have used term contracts to contractually assure that we receive sufficient cash flow to recover the costs of improvements we make to the rigs under the term contract, particularly when those improvements are requested by the customer.
     Turnkey Contracts. Under a turnkey contract, we contract to drill a well to an agreed upon depth under specified conditions for a fixed price, regardless of the time required or the problems encountered in drilling the well. We provide technical expertise and engineering services, as well as most of the materials required for the well, and are compensated when the contract terms have been satisfied. Turnkey contracts afford an opportunity to earn a greater financial result than would normally be available on daywork or footage contracts if the contract can be completed without major complications and in a timely manner.
     The risks to us under a turnkey contract are substantially greater than on a daywork basis because we assume most of the risks generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors’ services, supplies, cost escalation and personnel. We employ or contract for engineering expertise to analyze seismic, geologic and drilling data to identify and reduce many of the drilling risks we assume. We use the results of this analysis to evaluate the risks of a proposed contract and seek to account for such risks in our bid preparation. We believe our expertise, operating experience, qualified drilling personnel, risk management program, internal engineering expertise and access to proficient third party engineering contractors have allowed us to reduce the risks inherent in turnkey drilling operations. We also maintain insurance coverage against some, but not all, drilling hazards.
     Footage Contracts. Under footage contracts, we are paid a fixed amount for each foot drilled, regardless of the time required or certain problems encountered in drilling the well. We typically pay more of the out-of-pocket costs associated with footage contracts than under daywork contracts. Similar to a turnkey contract, the risks to us on a footage contract are greater than under a daywork contract because we assume some of the risks associated with drilling operations generally assumed by the operator in a daywork contract. However, the overall risk we assume is generally not as great as under turnkey contracts. As with turnkey contracts, we manage additional risk through the use of engineering expertise and bid the footage contracts accordingly. We also maintain insurance coverage against certain drilling hazards. During 2005, we did not drill under any footage contracts.

Customers and Marketing
     Our contract drilling customers include independent producers and major oil and natural gas companies. In 2005, 36% of our revenue came from major oil and natural gas companies and large independent producers, while the remaining 64% came from other independents. For the year ended December 31, 2005, no individual customer accounted for more than 10% of our revenues. We primarily market our drilling rigs on a regional basis through employee sales personnel. These sales representatives utilize personal contacts and industry publications to determine which operators are planning to drill oil and natural gas wells in the immediate future. Once we have been placed on the “bid list” for an operator, we will typically be given the opportunity to bid on all future wells for that operator in the area.
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
Insurance
     Our operations are subject to the many hazards inherent in the drilling business, including, for example, blowouts, cratering, fires, explosions and adverse weather. These hazards could cause personal injury, death, suspend drilling operations or seriously damage or destroy the equipment involved and could cause substantial damage to producing formations and surrounding areas. Damage to the environment could also result from our operations, particularly through oil spillage and extensive, uncontrolled fires. As a protection against operating hazards, we maintain insurance coverage, including comprehensive general liability, workers’ compensation insurance, property casualty insurance on our rigs and drilling equipment, and “control of well” insurance. In addition, we have commercial excess liability insurance to cover general liability, auto liability and workers’ compensation claims which are higher than the maximum coverage provided under those policies. The table below and the discussion that follows highlights these coverages as of February 23, 2006.

			Deductible/
	Limit	Aggregate	Self-Insured Retention
Coverage	Per Occurrence	Limit	per Occurrence

Workers’ compensation/employer liability	Statutory(1) /$1.0 million	None	$500,000

Automobile liability	$1.0 million	None	$500,000

Commercial general liability	$1.0 million	$2.0 million	$250,000

Commercial excess liability	$10.0 million	$10.0 million	Underlying insurance

Commercial excess liability	$90.0 million	$90.0 million	Underlying insurance

(1)	Workers’ compensation policy limits vary depending on the laws of the particular states in which we operate.
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
     We also maintain insurance coverage to protect against certain hazards inherent in our turnkey and footage contract drilling operations. This insurance covers “control of well” (including blowouts above and below the surface), cratering, seepage and pollution, and care, custody and control. Our insurance provides $3.0 million coverage per occurrence for care, custody and control, and coverage per occurrence for control of well, cratering, seepage and pollution associated with drilling operations of either $10.0 million, with a $150,000 deductible or $20.0 million, with a $225,000 deductible, depending upon the area in which the well is drilled and its target depth. Each form of coverage provides for a deductible that we must meet, as well as a maximum limit of liability. Each casualty is an occurrence, and there may be more than one such occurrence on a well, each of which would be subject to a separate deductible. In addition, there is a deductible of $850,000 in the aggregate over the policy period, exclusive of the maintenance deductible. Except for care, custody and control and total loss, an aggregate deductible of $850,000 per annum is to apply to our property and casualty and “control of well” insurance combined, exclusive of maintenance deductibles.
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
Employees
     At February 23, 2006, we had approximately 3,200 employees. None of our employees are subject to collective bargaining agreements, and we believe our employee relations are satisfactory.
Item 1A. Risk Factors
     Below we describe the risks and uncertainties that we believe were material to our business as of February 23, 2006.
     A material or extended decline in expenditures by oil and natural gas exploration and production companies, due to a decline or volatility in oil and natural gas prices, a decrease in demand for oil and natural gas, an increase in rig supply or other factors, would reduce our revenue and income.
     As a supplier of land drilling services, our business depends on the level of drilling activity by oil and natural gas exploration and production companies operating in the geographic markets where we operate. The number of wells they choose to drill is strongly influenced by past trends in oil and natural gas prices, current prices and their outlook for future prices. Natural gas storage is at historically high levels which has affected the price of natural gas. Mild weather conditions and increased supply for any other reason could continue to affect these prices. Low oil and natural gas prices, or the perception among oil and natural gas companies that prices are likely to decline, can materially and adversely affect us in many ways, including:
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
     Depending on the market prices of oil and natural gas, oil and natural gas exploration and production companies may cancel or curtail their drilling programs, thereby reducing demand for our services. Even during periods when prices for oil and natural gas are high, companies exploring for oil and natural gas may cancel or curtail their drilling programs for a variety of other reasons beyond our control. Any reduction in the demand for drilling services may materially erode dayrates, the prices we receive for our turnkey drilling services and reduce the number of rigs under contract, any of which could adversely affect our financial results. Oil and natural gas prices have been volatile historically and, we believe, will continue to be so in the future. Many factors beyond our control affect oil and natural gas prices, including:
•	weather conditions in the United States and elsewhere;

•	economic conditions in the United States and elsewhere;

•	actions by OPEC, the Organization of Petroleum Exporting Countries;

•	political instability in the Middle East, Venezuela, Nigeria and other major producing regions;

•	governmental regulations, both domestic and foreign;

•	the pace adopted by foreign governments for exploration of their national reserves; and

•	the overall supply and demand for oil and natural gas.
An economic downturn may adversely affect our business.
     An economic downturn may cause reduced demand for oil and natural gas. In addition, many oil and natural gas production companies often reduce or delay expenditures to reduce costs, which in turn may cause a reduction in the demand for our services during these periods. If the economic environment worsens, our business, financial condition and results of operations may be adversely impacted.
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
Business acquisitions entail numerous risks and may disrupt our business or distract management attention.
     As part of our business strategy, we plan to consider acquisitions of, or significant investments in, businesses and assets that are complementary to ours. Any acquisition that we complete could have a material adverse affect on our operating results and/or the price of our securities. Acquisitions involve numerous risks, including:
•	unanticipated costs and liabilities;

•	difficulty of integrating the operations and assets of the acquired business;

•	our ability to properly access and maintain an effective internal control environment over an acquired company, in order to comply with public reporting requirements;

•	potential loss of key employees and customers of the acquired companies; and

•	an increase in our expenses and working capital requirements.
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
We have had only four profitable years since 1996.
     We have a history of losses with only four profitable years since 1996. In 1997, we had net income of $10.2 million, in 2001 we had net income of $68.5 million, in 2004 we had net income of $8.1 million, and in 2005 we had net income of $120.6 million. Our ability to achieve profitability in the future will depend on many factors, but primarily on the number of days our rigs work during any period and the rates we charge our customers for them during that period. In the years in which we incurred losses, those losses were primarily due to the fact that the number of days our rigs worked and the rates we were able to charge customers for the days worked generated insufficient revenue to cover our expenses. In some years, we have also incurred charges for impairment of our drilling equipment assets that contributed to our losses in a year.
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

We could be adversely affected if delivery times for rigs and rig equipment lengthen.
     The land drilling industry is experiencing price increases and extended delivery times for newly-built rigs. Prices and delivery times for important rig components, including engines, mud pumps, top drives and drill pipe that may be needed to refurbish or repair rigs have also increased. If these price increases continue or extended delivery times lengthen, it could adversely affect our business and results of operations by increasing our costs for, and delaying:
•	deployment of newly-built rigs;

•	redeployment of the rigs we are refurbishing or plan to refurbish;

•	upgrades to our marketed fleet of rigs; and

•	repair and maintenance of our rigs.
We could be adversely affected if the demand for qualified rig personnel increases.
     Although we have not encountered material difficulty in hiring and retaining qualified rig crews, shortages of qualified personnel have occurred in the past in our industry during periods of high demand. The demand for qualified rig personnel has increased as a result of overall stronger demand for land drilling services in 2005 and 2006. We believe the demand for qualified rig personnel may increase further as new and refurbished rigs are brought into service by us and our competitors.
     If the demand for qualified rig personnel persists or increases, we may experience shortages of qualified personnel to operate our rigs despite these and any other employee retention and hiring measures we may implement. Any such personnel shortages could have a material adverse effect on our financial condition and results of operations.
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
     We have now and will continue to have a significant amount of indebtedness. On December 31, 2005, our total long-term indebtedness was approximately $275.0 million in principal amount, (primarily consisting of $150.0 million in principal amount of our 3.75% Notes and $125.0 million in principal amount of our Floating Rate Notes).

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
     Neither the indentures governing our 3.75% Notes and our Floating Rate Notes nor the terms of our 3.75% Notes or our Floating Rate Notes limit our ability to incur additional indebtedness, including senior indebtedness, or to grant liens on our assets. We, and our subsidiaries, may incur substantial additional indebtedness and liens on our assets in the future.
     The Floating Rate Notes bear interest annually at a rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. Although the interest rate on the Floating Rate Notes will never be more 6.00%, we are subject to market risk exposure related to changes in interest rates on the Floating Rate Notes up to 6.00%. A significant increase in 3-month LIBOR would increase the interest rate on the Floating Rate Notes and the amount of interest we pay on the Floating Rate Notes, which may have an adverse affect on our financial condition and liquidity.
Our existing senior indebtedness is, and any senior indebtedness we incur will be, effectively subordinated to any present or future obligations to secured creditors and liabilities of our subsidiaries.
     Substantially all of our assets and the assets of our subsidiaries, including our drilling equipment and the equity interest in our subsidiaries, are pledged as collateral under our credit facility. Our credit facility is also secured by our guarantee and the guarantees of our subsidiaries. The 3.75% Notes and the Floating Rate Notes are, and any senior indebtedness we incur will be, effectively subordinated to all of our and our subsidiaries’ existing and future secured indebtedness, including any future indebtedness incurred under our credit facility. As of February 23, 2006, we had the ability to borrow approximately $76.1 million under our credit facility (after reductions for undrawn outstanding standby letters of credit of $23.9 million). In addition, the 3.75% Notes and the Floating Rate Notes are effectively subordinated to the claims of all of the creditors, including trade creditors and tort claimants, of our subsidiaries.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
     Although our operating activities did provide net cash sufficient to pay our debt service obligations for the years ended December 31, 2005 and 2004, respectively, there can be no assurances that we will be able to generate sufficient cash flow in the future. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a large extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.
Credit ratings affect our ability to obtain financing and the cost of such financing.
     Our credit ratings affect our ability to obtain financing and the cost of such financing. At December 31, 2005, our corporate and unsecured debt ratings were rated B1 by Moody’s Investors Service and BB- by Standard & Poor’s Ratings group. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, industry conditions and contingencies. Lower ratings on our senior unsecured debt could impair our ability to obtain additional financing and will increase the cost of the financing that we do obtain.

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
     As of February 23, 2006, 192,715,080 million shares of our common stock were issued and outstanding. An additional 4.5 million shares of our common stock were issuable upon exercise of outstanding stock options (of which 2.3 million shares are currently exercisable) and 23.3 million shares were issuable upon conversion of the 3.75% Notes and 19.2 million shares are issuable upon conversion of the Floating Rate Notes, in each case once a conversion contingency is met. Our 3.75% Notes are presently convertible through the end of the first quarter of 2006. See Note 4 to the consolidated financial statements for information on the conditions under which our 3.75% Notes and our Floating Rate Notes become convertible into our common stock. The market price of our common stock could drop significantly if future sales of substantial amounts of our common stock occur, if the perception exists that substantial sales may occur or if our convertible notes become convertible.
Forward-Looking Statements
     This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:
•	business strategy;

•	demand for our services;

•	spending by our customers;

•	2006 rig activity and financial results;

•	projected depreciation expense and interest expense;

•	reactivation, timing and cost of reactivation of rigs available for refurbishment;

•	cost of building new rigs;

•	projected dayrates;

•	the ability to recover our refurbishment costs or the purchase price of rigs from term contracts;

•	the availability and financial terms of term contracts;

•	rigs expected to be engaged in turnkey and footage operations;

•	projected tax rate;

•	wage rates and retention of employees;

•	sufficiency of our capital resources and liquidity; and

•	depreciation and capital expenditures in 2006.
     Although we believe the forward-looking statements are reasonable, we cannot assure you that these statements will prove to be correct. We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate when the statements were made.
     The risks and uncertainties generally described above in this Item 1A. Risk Factors could cause actual results to differ materially from those expressed in our forward-looking statements. Accordingly, we urge you not to place undue reliance on forward-looking statements.
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
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
Drilling Equipment
     An operating land drilling rig consists of engines, drawworks, mast, substructure, pumps to circulate drilling fluid, blowout preventers, drill pipe and related equipment. Domestically, land rigs generally operate with crews of four to six people.
     Our rig fleet consists of several size rigs to meet the demands of our customers in each of the markets we serve. Our rig fleet consists of two basic types of drilling rigs, mechanical and diesel electric. Mechanical rigs transmit power generated by a diesel engine directly to an operation (for example the drawworks or mud pumps on a rig) through a compound consisting of chains, gears and pneumatic clutches. Diesel electric rigs are further broken down into two subcategories, direct current rigs and Silicon Controlled Rectifier (“SCR”) rigs. Direct current rigs transmit the power generated by a diesel engine to a direct current generator. This direct current electrical system then distributes the electricity generated to direct current motors on the drawworks and mud pumps. An SCR rig’s diesel engines drive alternating current generators and this alternating current can be transmitted to use for rig lighting and rig quarters or converted to direct current to drive the direct current motors on the rig. As of February 23, 2006, we owned nine direct current diesel electric rigs and 58 SCR diesel electric rigs.
     We also owned at February 23, 2006, 13 mechanical rigs and one diesel electric rig that are trailer-mounted for greater mobility. We believe trailer-mounted rigs are in highest demand in the South Texas market. Trailer-mounted rigs are more mobile than conventional rigs, thus decreasing the time and expense to the customer of moving the rig to and from the drill site. Under ordinary conditions, trailer-mounted rigs are capable of drilling an average of two 10,000 foot wells per month.
     We also utilize top drives in our drilling operations. A top drive allows drilling with 90-foot lengths of drill pipe rather than 30-foot lengths, thus reducing the number of required connections in the drill string. A top drive also permits rotation of the drill string while moving in or out of the hole. These characteristics increase drilling speed, personnel safety and drilling efficiency, and reduce the risk of the drill string sticking during operations. At February 23, 2006, we owned 17 top drives.

     We generally deploy our rig fleet among our divisions and district based on the types of rigs preferred by our customers for drilling in the geographic markets served by our divisions and district. The following table summarizes the rigs we own as of February 23, 2006:

	Maximum Rated Depth Capacity(1)
	Under	10,000’	15,000’	20,000’
	10,000’	to 14,999’	to 19,999’	and Deeper	Total
Marketed
Ark-La-Tex
Diesel Electric	—	1	7	4	12
Trailer-Mounted	—	3	—	1	4	(2)
Mechanical	—	—	4	3	7
Gulf Coast
Diesel Electric	—	—	1	19	20
Mechanical	—	1	2	2	5
South Texas
Diesel Electric	—	1	6	9	16
Trailer-Mounted	—	8	—	—	8
Mechanical	—	4	—	1	5
Rocky Mountain
Diesel Electric	—	—	4	3	7
Mechanical	3	7	—	—	10
Mid-Continent
Diesel Electric	—	—	3	5	8
Trailer-Mounted	—	2	—	—	2
Mechanical	—	4	3	—	7

Total Marketed	3	31	30	47	111

Non-marketed
Rigs Being Refurbished
Mechanical	—	—	—	—	—
Diesel Electric	—	—	1	1	2

Total Rigs Being Refurbished	—	—	1	1	2

Rigs Available For Refurbishment Diesel Electric	—	—	—	2	2
Total Rigs Available For Refurbishment	—	—	—	2	2

Total Non-Marketed	—	—	1	3	4

Total Rig Fleet(3)	3	31	31	50	115

(1)	The actual drilling capacity of a rig may be less than its rated capacity due to numerous factors, such as the length of the drill string and casing size. The intended well depth and the drill site conditions determine the length of the drill string and other equipment needed to drill a well.

(2)	Includes one diesel electric rig.

(3)	The Company has ordered four new 1,500 hp diesel electric rigs with delivery expected in the fourth quarter of 2006 that will bring the total rig fleet to 119.

Facilities
     The following table summarizes our significant real estate:

Location	Interest	Uses
Houston, Texas	Leased	Corporate Office
Alice, Texas	Owned	Division Office, Rig Yard, Truck Yard
Eunice, Louisiana	Owned	Division Office, Rig Yard
Haughton, Louisiana	Owned	Rig Yard
Shreveport, Louisiana	Leased	Division Office
Shreveport, Louisiana	Owned	Rig Yard, Truck Yard
Casper, Wyoming	Owned	Division Office, Rig Yard
Grand Junction, Colorado	Leased	Division Satellite Office
Midland, Texas	Leased	District Office
     We lease approximately 25,250 square feet of office space in Houston, Texas for our principal corporate offices at a cost of approximately $41,176 per month. We believe all of our facilities are in good operating condition and are adequate for their present uses.
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
     Our common stock is listed and traded on the American Stock Exchange (“AMEX”) under the symbol “GW.” As of February 23, 2006, we had 892 shareholders of record. The following table sets forth the high and low prices of our common stock on the AMEX for the periods indicated:

	High	Low
Period from January 1, 2006 to February 23, 2006	$8.93	$7.00

Year Ended December 31, 2005
Quarter ended March 31, 2005	6.85	3.70
Quarter ended June 30, 2005	8.00	5.52
Quarter ended September 30, 2005	8.60	6.75
Quarter ended December 31, 2005	8.57	6.81

Year Ended December 31, 2004
Quarter ended March 31, 2004	4.63	3.63
Quarter ended June 30, 2004	4.35	3.30
Quarter ended September 30, 2004	4.89	3.75
Quarter ended December 31, 2004	5.58	4.61
     On February 23, 2006, the last reported sales price of our common stock on the AMEX was $7.19 per share.
     We have never declared or paid cash dividends on our common stock and do not expect to pay cash dividends in 2006 or for the foreseeable future. We anticipate all cash flow generated from operations in the foreseeable future will be retained and used to develop or expand our business, pay debt service and reduce outstanding indebtedness. Any future payment of cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.
Item 6. Selected Financial Data

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Revenues	$696,979	$424,634	$285,974	$250,260	$433,739
Net income (loss)	120,637	8,078	(30,200)	(21,476)	68,453
Net income (loss) per common share
Basic	0.63	0.04	(0.17)	(0.12)	0.38
Diluted	0.54	0.04	(0.17)	(0.12)	0.38
Total assets	869,035	635,876	532,184	593,964	627,900
Senior and contingent convertible notes & other long-term debt	275,000	275,000	234,898	249,613	250,695

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
     The following discussion should be read in conjunction with our consolidated financial statements included elsewhere herein. All intercompany transactions have been eliminated.
Overview
     We are a leading provider of contract land drilling services in the United States with a fleet, at February 23, 2006, of 115 rigs, of which 111 rigs were marketed. Our customers include independent producers and major oil and natural gas companies. We conduct substantially all of our operations through our subsidiaries in the Ark-La-Tex, Gulf Coast, Mississippi/Alabama, South Texas, Mid-Continent and Rocky Mountain drilling markets. Our drilling contracts generally provide compensation on a daywork, turnkey or footage basis (see Item 1. Business–Contracts).
     Our business is cyclical and our financial results depend upon several factors. These factors include the overall demand for land drilling services, the dayrates we receive for our services, the level of demand for turnkey and footage services, our success drilling turnkey and footage wells and the demand for deep versus shallow drilling services.
New Rig Purchases and Reactivations
     In early 2006, we entered into agreements to purchase four new 1,500 horsepower rigs for a total of $60 million that will be delivered throughout the fourth quarter of 2006. These new rigs are designed to enhance safety, increase the efficiency of rig moves, and maximize performance for our customers, who have signed three-year term contracts for each of these rigs. These term contracts should provide solid returns on the capital invested and, in the aggregate, should recover the purchase price after operating expenses.
     Work is underway to reactivate two of our four rigs available for refurbishment, and we intend to refurbish the remaining two rigs during 2006. The reactivation of these four rigs and purchase of the four new rigs is anticipated to increase our marketed rig count to 119 by the end of the fourth quarter of 2006.
Rig Activity
     The United States land rig count has continued to climb to levels not seen since the early nineteen eighties. The land rig count at February 24, 2006 per the Baker Hughes rotary rig count, is over 1,430 rigs. Our average rigs working has also continued to escalate because of the demand for our services. For the week ended February 24, 2006, we had an average of 109 rigs working. The table below shows the average number of land rigs working in the United States according to the Baker Hughes rotary rig count and the average number of our rigs working.

	2004					2005					2006
Domestic
Land Rig					Full					Full	1/1 to
Count	Q-1	Q-2	Q-3	Q-4	Year	Q-1	Q-2	Q-3	Q-4	Year	2/24
Baker Hughes	1,002	1,049	1,115	1,131	1,074	1,153	1,218	1,307	1,375	1,263	1,406
Grey Wolf	65	86	94	96	85	98	99	103	108	102	109
Term Contracts
     We have signed a number of term contracts to provide drilling services on a daywork basis. We currently have 68 rigs working under term contracts. A majority of these contracts end at various times over the next twelve months providing future earnings and an opportunity to reprice at then-current market rates. We had or will have the opportunity to reprice 53% of the term contracts in the first and second quarters of 2006. Of the long-term contracts that have been renewed over the past two months, the average increase in contracted revenue per rig day has been $5,500. We have approximately 20,500 days, or an average of 56 rigs, contracted for 2006; and 8,000 days, or an average of 22 rigs, committed under term contracts in 2007. These contracts should provide revenue of $363.1 million in 2006 and $158.1 million in 2007.

     Our term contracts typically range in length from one to three years and include a per rig day cancellation fee approximately equal to the dayrate under the contract less estimated operating expenses for the unexpired term of the contract. In addition, we are able to pass the cost of any labor increases on to our customers through our dayrates on all daywork contracts, including term contracts.
Drilling Contract Rates
     Improvements in the level of land drilling in the United States during 2004 and 2005 have positively impacted the dayrates we are receiving for our rigs. We saw a $4,700 per day increase in dayrates from 2004 to 2005 on average, which is a 50% improvement. This was the primary factor in our 164% increase in earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) per rig day from $2,705 in 2004 to $7,139 in 2005. A rig day is defined as a twenty-four hour period in which a rig us under contract and should be earning revenue. As of February 23, 2006, our leading edge rates have risen to between $17,500 to $25,000 per rig day, without fuel or top drives.
     In addition to our fleet of drilling rigs, we owned 17 top drives at February 23, 2006, for which our rates are up to $3,000 per rig day, at that date. Rates for our top drives are in addition to the above stated rates for our rigs.
Turnkey and Footage Contract Activity
     Turnkey and footage work is an important part of our business and operating strategy and produced record results during 2005 . Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher revenues and EBITDA per rig day worked than under daywork contracts. However, we are typically required to bear additional operating costs (such as drill bits) and risk (such as loss of hole) that would otherwise be assumed by the customer under daywork contracts. In 2005, our turnkey and footage EBITDA per rig day was $13,568 compared to a daywork EBITDA per rig day of $6,470, and our turnkey and footage revenue was $45,209 per rig day compared to $15,963 per rig day for daywork. In 2004, our turnkey and footage EBITDA per rig day was $5,990 compared to a daywork EBITDA per rig day of $2,282, and our turnkey and footage revenue was $32,515 per rig day compared to $11,184 per rig day for daywork. For the year ended December 31, 2005, turnkey and footage work represented 9% of total rig days worked compared to 11% of total rig days worked in 2004. This percentage decrease in 2005 is due to the increase in the number of days worked under daywork contracts, as roughly the same number of days were worked under turnkey contracts in 2004 and 2005.
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
2005 Results and First Quarter 2006 Outlook
     We produced record results for revenue, net income, and EBITDA for the last three consecutive quarters and completed 2005 with the best annual results in the Company’s history. Our revenue increased 64% from 2004 and net income was 76% greater than our previous high in 2001, supported by continued strength in both turnkey and daywork operations.
     An estimate of results for the first quarter of 2006 has been prepared based on current anticipated levels of activity and dayrates. During the first quarter of 2006, we expect to average 108 rigs working and to generate EBITDA of approximately $85.0 million (see reconciliation of EBITDA to net income in Results of Operations.) We expect depreciation expense of approximately $17.2 million and interest expense of approximately $3.3 million in the first quarter of 2006. Net income per share is expected to be approximately $0.18 on a diluted basis, using a tax rate of approximately 37% based upon the expected net income of $40.3 million. These projected results do not include an after tax gain of $5.9 million ($0.02 per diluted share) on the sale of five rigs during the first quarter of 2006. Capital expenditures for the full year 2006 are projected to be $180.0 million to $190.0 million subject to the ultimate number or rigs purchased or returned to service during 2006. These projections are forward-looking statements and while we believe our estimates are reasonable, we can give no assurance that such expectations or the assumptions that underlie such assumptions will prove to be correct. We expect to average between 10 and 12 rigs working under turnkey and footage contracts during the first quarter of 2006; however, there can be no assurance that we will be able to maintain the current level of activity or the financial results we have historically derived from turnkey and footage contracts. See Item 1. Business–Forward-Looking Statements for important factors that could cause actual results to be different materially from our expectations.
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
     The demand for land drilling services is cyclical and has historically resulted in fluctuations in rig utilization. We believe the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. The likelihood of an asset impairment increases during extended periods of rig inactivity. Each year we evaluate our rigs available for refurbishment and determine our intentions for their future use. This evaluation takes into consideration, among other things, the physical condition and marketability of the rig, and projected reactivation or refurbishment cost. To the extent that our estimates of refurbishment and reactivation cost, undiscounted future net cash flows or fair market value change or there is a deterioration in the physical condition of the rigs available for refurbishment, we could be required under SFAS No. 144 to record an impairment charge.
     In 2005, we reviewed the rigs held for refurbishment and determined to utilize the component parts of seven of these rigs as spare equipment. The net book value of these rigs was $7.4 million at December 31, 2005. There was, however, no impairment as a result of this decision. Below is a summary of our rig fleet and the estimated cost to refurbish and reactivate, excluding drill pipe, by category as of February 23, 2006:

		Estimated
		Per Rig
		Refurbishment
		and Reactivation
	Number	Cost
Rig Category	Of Rigs	(excluding drill pipe)
Marketed	111	N/A
Rigs being refurbished	2	$10.4 Million
Available for refurbishment	2	$12.3 Million
     We may also need to purchase drill pipe for these rigs based upon inventory levels at the time of reactivation. The cost of drill pipe, at current prices, could range from $700,000 to $1.5 million for each rig. The net book value of the rigs available for refurbishment in the table above, including the rigs being refurbished, at December 31, 2005 was $9.1 million.
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
     Goodwill represents the excess of costs over the fair value of assets of the business acquired. None of the goodwill resulting from this acquisition is deductible for tax purposes. We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long–Lived Assets.” No impairment of our goodwill and intangible assets was recorded during 2005.
     Revenue Recognition. Revenues are earned under daywork, turnkey and footage contracts. Revenue from daywork and footage contracts is recognized when it is realized or realizable and earned. On daywork contracts, revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. On footage contracts, revenue is recognized based on the number of feet that have been drilled at fixed rates stipulated by the contract. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date compared to our estimate of the total contract costs. Under percentage-of-completion, we make estimates of the total contract costs to be incurred, and to the extent these estimates change, the amount of revenue recognized could be affected. The significance of the accrued turnkey revenue varies from period to period depending on the overall level of demand for our services and the portion of that demand that is for turnkey services. At December 31, 2005, there were nine turnkey wells in progress versus five wells at December 31, 2004, with accrued revenue of $17.5 million and $10.0 million, respectively at such dates. Anticipated losses, if any, on uncompleted contracts are recorded at the time our estimated costs exceed the contract revenue.
     Insurance Accruals. We maintain insurance coverage related to workers’ compensation and general liability claims up to $1.0 million per occurrence with an aggregate of $2.0 million for general liability claims. These policies include deductibles of $500,000 per occurrence for workers’ compensation coverage and $250,000 per occurrence for general liability coverage. If losses should exceed the workers’ compensation and general liability policy amounts, we have excess liability coverage up to a maximum of $100.0 million. At December 31, 2005 and 2004, we had $18.1 million and $11.8 million, respectively, accrued for losses incurred within the deductible amounts for workers’ compensation and general liability claims and for uninsured claims.
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
     Income Taxes. We are subject to income and other similar taxes in all areas in which we operate. When recording income tax expense, certain estimates are required because: (a) income tax returns are generally filed months after the close of our annual accounting period; (b) tax returns are subject to audit by taxing authorities and audits can often take years to complete and settle; and (c) future events often impact the timing of when we recognize income tax expenses and benefits. We have deferred tax assets mostly relating to workers compensation liabilities. We routinely evaluate all deferred tax assets to determine the likelihood of their realization. We have not recorded a valuation allowance as of December 31, 2005 and 2004, respectively.
     In addition, as of December 31, 2005 and 2004 we had $18.1 million and $20.9 million, respectively, in permanent differences which relate to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent differences will be reduced as the assets are depreciated for financial accounting purposes on a straight-line basis over the next seven years. As the amortization of these permanent differences is a fixed amount, our effective tax rate varies widely based upon the current level of income or loss. See Note 3 to our consolidated financial statements for a reconciliation of our statutory to effective tax rate.
Financial Condition and Liquidity
     The following table summarizes our financial position as of December 31, 2005 and December 31, 2004.

	December 31, 2005		December 31, 2004
		(Dollars in thousands)
	Amount	%	Amount	%
Working capital	$250,446	32	$118,096	20
Property and equipment, net	499,965	65	437,330	76
Goodwill	10,377	1	10,377	2
Other noncurrent assets	13,098	2	9,489	2

Total	$773,886	100	$575,292	100

Long-term debt	$275,000	35	$275,000	48
Other long-term liabilities	129,654	17	62,810	11
Shareholders’ equity	369,232	48	237,482	41

Total	$773,886	100	$575,292	100

Significant Changes in Financial Condition
     The significant changes in our financial position from December 31, 2004 to December 31, 2005 are an increase in working capital of $132.4 million, an increase in net property and equipment of $62.6 million, an increase in other long-term liabilities of $66.8 million, and an increase in shareholders’ equity of $131.8 million. The increase in working capital is primarily the result of higher balances in cash and cash equivalents and accounts receivable, partially offset by higher accounts payable and accrued current liability balances. The increases in cash and cash equivalents, accounts receivable and accounts payable are due to more rigs working and increased dayrates during 2005 and higher current income taxes payable due to higher income. In addition, accrued liability balances are higher due primarily to accrued payroll and workers’ compensation costs as a result of the increase in activity. The increase in net property and equipment is due to capital expenditures during 2005, partially offset by depreciation. Capital expenditures of $131.4 million in 2005 include the costs to reactivate 11 rigs that were held for refurbishment, drill pipe purchases, and betterments and improvements to our rigs. The increase in other long-term liabilities is primarily due to deferred tax liabilities which increased as a result of current-period net income and the use of net operating loss carryforwards that were previously included in this line. The increase in shareholders’ equity is primarily due to the net income for the period and the exercise of stock options.
Floating Rate Notes
     On March 31, 2004, we issued $100.0 million aggregate principal amount of Floating Rate Notes in a private offering that yielded net proceeds of approximately $97.8 million. On April 27, 2004, one of the initial purchasers in our private offering of Floating Rate Notes exercised its option to purchase an additional $25.0 million aggregate principal amount of the Floating Rate Notes with the same terms. This yielded net proceeds of $24.4 million. The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05% but will never be less than zero or more than 6.00%. The Floating Rate Notes mature on April 1, 2024. The average interest rate was 3.27% and 1.56% on the Floating Rate Notes for the years ended December 31, 2005 and 2004, respectively. The interest rate is 4.53% for the first quarter of 2006. The Floating Rate Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share, which is equal to a conversion rate of approximately 153.6098 shares per $1,000 principal amount of the Floating Rate Notes, subject to adjustment. The Floating Rate Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are immaterial. The Floating Rate Notes and the guarantees rank equally with all of our other senior unsecured debt, currently our 3.75% Contingent Convertible Senior Notes due 2023 (the “3.75% Notes”). Fees and expenses of $3.6 million incurred at the time of issuance are being amortized through April 1, 2014, the first date the holders may require us to repurchase the Floating Rate Notes.
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
     As of October 1, 2005, and through the first quarter of 2006, the 3.75% Notes were convertible into shares of our common stock because one of the triggering events permitting note holders to convert their 3.75% Notes occurred during the third and fourth quarters of 2005. The triggering event was that the closing price per share of our common stock exceeded 110% of the conversion price ($7.10 per share) of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days ended on both September 30, 2005 and December 31, 2005. As of February 23, 2006, none of the note holders had exercised their right to convert the 3.75% Notes into shares of our common stock.
     The 3.75% Notes will cease to be convertible after March 31, 2006 unless this triggering event is again met during the first quarter of 2006. The 3.75% Notes may also become convertible (or remain convertible) after the first quarter of 2006 if any of the other events that entitle note holders to convert the 3.75% Notes occur.
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
     At December 31, 2005, our liquidity as defined above was $249.2 million. Additionally, if the total amount outstanding under the CIT Facility (including outstanding letters of credit) exceeds 50% of the Orderly Liquidation Value of our domestic rigs, we are required to make a prepayment in the amount of the excess. Also, if the average rig utilization rate falls below 45% for two consecutive months, the lender will have the option to request one additional appraisal per year to aid in determining the current orderly liquidation value of the drilling equipment. Average rig utilization is defined as the total number of rigs owned which are operating under drilling contracts in the 48 contiguous states of the United States of America divided by the total number of rigs owned, excluding rigs not capable of working without substantial capital investment. Events of default under the CIT Facility include, in addition to non-payment of amounts due, misrepresentations and breach of loan covenants and certain other events including:
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
Cash Flow
     The net cash provided by or used in our operating, investing and financing activities is summarized below (amounts in thousands):

	Years Ended December 31,
	2005	2004	2003
Net cash provided by (used in):
Operating activities	$221,612	$45,146	$(7,040)
Investing activities	(128,250)	(74,077)	(33,927)
Financing activities	8,073	46,291	(18,582)

Net increase (decrease) in cash:	$101,435	$17,360	$(59,549)

     Our cash flows from operating activities are affected by a number of factors including the number of rigs working under contract, whether the contracts are daywork, footage or turnkey, and the rate received for these services. Our cash flow generated from operating activities during the year ended December 31, 2005 was $221.6 million compared to $45.1 million during the year ended December 31, 2004. This increase is due primarily to an increase in EBITDA and net income as a result of higher dayrates and rig activity.
     Our cash flow generated from operating activities during the year ended December 31, 2004 was $45.1 million compared to cash used in operating activities during the year ended December 31, 2003 of $7.0 million. This increase is due to an increase in EBITDA and net income as a result of higher dayrates and rig activity.

     Cash flow used in investing activities for the year ended December 31, 2005 primarily consisted of $131.4 million of capital expenditures partially offset by proceeds from sales of equipment. Capital expenditures in 2005 included costs for the reactivation of 11 rigs available for refurbishment. For the year ended December 31, 2004, cash flow used in investing activities consisted primarily of $28.9 million of cash paid in the Patriot acquisition and $47.0 million in capital expenditures. For the year ended December 31, 2003, cash flow used in investing activities consisted of capital expenditures of $35.1 million. Capital expenditures for 2005, 2004 and 2003 included betterments and improvements to our rigs, the acquisition of drill pipe and drill collars, the purchase of top drives, and other capital items. Also included in capital expenditures in 2003 was the cash purchase of two diesel electric SCR rigs for $9.0 million.
     Cash flow provided by financing activities for the year ended December 31, 2005, consisted of proceeds of $8.1 million from the exercise of stock options. Cash flow provided by financing activities for 2004 primarily consisted of the net proceeds of $122.2 million from the issuance of $125.0 million of Floating Rate Notes on March 31, 2004 and April 22, 2004, partially offset by $85.0 million for the redemption of the 8 7/8% Notes on April 30, 2004. In addition, proceeds from stock option exercises provided $10.2 million in 2004. Cash flow used in financing activities for the year ended December 2003 consisted of the $165.0 million partial redemption of the 8 7/8% Notes and the sale of the 3.75% Notes, which yielded net proceeds of $146.6 million.
Certain Contractual Commitments
     The following table summarizes certain of our contractual cash obligations as of December 31, 2005 (amounts in thousands):

	Payments Due by Period (1)
		Less than	1-3	4-5	After 5
Contractual Obligation	Total	1 year	years	years	years
3.75% Notes(2)
Principal	$150,000	$—	$—	$—	$150,000
Interest	98,438	5,625	11,250	11,250	70,313
Floating Rate Notes(2)
Principal	125,000	—	—	—	125,000
Interest(3)	103,341	5,663	11,325	11,325	75,028
Operating leases	3,166	757	1,254	1,108	47

Total contractual cash obligations	$479,945	$12,045	$23,829	$23,683	$420,388

(1)	This assumes no conversion under, or acceleration of maturity dates due to redemption, breach of, or default under, the terms of the applicable contractual obligation.

(2)	See “Floating Rate Notes” and “3.75% Notes”, above, for information relating to covenants, the breach of which could cause a default under, and acceleration of, the maturity date. Also see “3.75% Notes” and “Floating Rate Notes” for information related to the holders’ conversion rights.

(3)	Assumes the 3-month LIBOR effective for the first quarter of 2006 of 4.58% minus a spread of 0.05% (4.53%)
     Our CIT Facility provides up to $50.0 million for the issuance of letters of credit. If letters of credit which we cause to be issued are drawn upon by the holders of those letters of credit, then we will become obligated to repay those amounts along with any accrued interest and fees. Letters of credit issued reduce the amount available for borrowing under the CIT Facility and, as a result, we had borrowing capacity of $76.1 million at December 31, 2005. The following table illustrates the undrawn outstanding standby letters of credit at December 31, 2005 and the potential maturities if drawn upon by the holders (amounts in thousands):

	Payments Due by Period (1)
Potential	Total	Less than	1-3	4-5	Over 5
Contractual Obligation	Committed	1 year	years	years	Years
Standby letters of credit	$23,874	$—	$23,874	$—	$—

Total	$23,874	$—	$23,874	$—	$—

(1)	Assumes no acceleration of maturity date due to breach of, or default under, the potential contractual obligation.

Projected Cash Sources and Uses
     We expect to use cash generated from operations to cover cash requirements, including debt service on the 3.75% Notes and Floating Rate Notes and capital expenditures in 2006. We will make quarterly interest payments on the Floating Rate Notes on January 1, April 1, July 1 and October 1 of each year and semi-annual interest payments of $2.8 million on the 3.75% Notes on May 7 and November 7 of each year through the dates of maturity. To the extent that we are unable to generate sufficient cash from operations we would be required to use cash on hand or draw on our CIT Facility.
     Capital expenditures for 2006 are projected to be between $180.0 million and $190.0 million, subject to the actual level of rig activity and the ultimate number of new rig purchases and rig reactivations. We expect to spend approximately $45.6 million to reactivate all four of our remaining rigs held for refurbishment during 2006. Each is expected to be significantly upgraded. Refurbishment of two of these rigs is currently underway with one of these rigs (1,000 horsepower) projected to start work near the end of the first quarter of 2006 and another rig (3,000 horsepower) expected to start work in the second quarter of 2006. We have obtained long-term contracts on each of these rigs which, in the aggregate, are expected to generate revenue of approximately $34.8 million over the term of the contracts. We believe that this revenue will be sufficient to recover, after operating expenses, our capital cost of refurbishing the rigs.
     We also expect to spend approximately $60.0 million to purchase four new 1,500 horsepower drilling rigs to be delivered late in 2006. We have obtained long-term contracts on each of these rigs which, in the aggregate, are expected to generate revenue of approximately $104.4 million over the term of the contracts. We believe that this revenue will be sufficient to recover, after operating expenses, the purchase price of these rigs.
     In addition, our projected capital expenditures for 2006 include costs for betterments and improvements to our rigs, the acquisition of drill pipe and drill collars, the purchase of top drives, and other capital items.
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

	Three Months
	Ended
	March 31, 2006	Years Ended December 31,
	(projected)(1)	2005	2004	2003
Earnings before interest expense, taxes, depreciation and amortization	$84,950	$265,775	$84,342	$30,770
Depreciation and amortization	(17,190)	(61,279)	(55,329)	(50,521)
Interest expense	(3,285)	(11,364)	(14,759)	(27,832)
Total income tax (expense) benefit	(24,204)	(72,495)	(6,176)	17,383

Net income (loss) applicable to common shares	$40,271	$120,637	$8,078	$(30,200)

(1)	These projections do not include an after tax gain of $5.9 million related to the sale of five of our rigs available for refurbishment on January 3, 2006.
     The following tables highlight rig days worked, contract drilling revenues and EBITDA for our daywork and turnkey operations for the years ended December 31, 2005, 2004 and 2003.

	For the Year Ended December 31, 2005
	Daywork	Turnkey
	Operations	Operations(1)	Total
	(Dollars in thousands, except averages per rig day worked)
Rig days worked	33,718	3,511	37,229

Contract drilling revenues	$538,250	$158,729	$696,979
Drilling operations expenses	(308,708)	(109,936)	(418,644)
General and administrative expense(2)	(14,750)	(1,498)	(16,248)
Interest income(2)	3,236	337	3,573
Gain on sale of assets(2)	111	4	115
EBITDA	$218,139	$47,636	$265,775

Averages per rig day worked:
Contract drilling revenues	$15,963	$45,209	$18,721

EBITDA	$6,470	$13,568	$7,139

	For the Year Ended December 31, 2004
	Daywork	Turnkey
	Operations	Operations(1)	Total
	(Dollars in thousands, except averages per rig day worked)
Rig days worked	27,616	3,561	31,177

Contract drilling revenues	$308,851	$115,783	$424,634
Drilling operations expenses	(234,630)	(93,167)	(327,797)
General and administrative expense(2)	(11,935)	(1,382)	(13,317)
Interest income(2)	691	86	777
Gain on sale of assets(2)	34	11	45
EBITDA	$63,011	$21,331	$84,342

Averages per rig day worked:
Contract drilling revenues	$11,184	$32,515	$13,620

EBITDA	$2,282	$5,990	$2,705

	For the Year Ended December 31, 2003
	Daywork	Turnkey
	Operations	Operations(1)	Total
	(Dollars in thousands, except averages per rig day worked)
Rig days worked	18,700	3,447	22,147

Contract drilling revenues	$178,818	$107,156	$285,974
Drilling operations expenses	(158,141)	(86,146)	(244,287)
General and administrative expenses(2)	(10,472)	(1,494)	(11,966)
Interest income(2)	812	142	954
Gain on sale of assets(2)	69	12	81
Other, net(2)	12	2	14

EBITDA	$11,098	$19,672	$30,770

Averages per rig day worked:
Contract drilling revenues	$9,562	$31,087	$12,913

EBITDA	$593	$5,707	$1,389

(1)	Turnkey operations include the results from turnkey and footage contracts.

(2)	These income and expense items are not contract related and are allocated between daywork and turnkey based upon operating rig days.
Comparison of Fiscal Years ended December 31, 2005 and 2004
     Our EBITDA increased by $181.4 million, or 215%, to $265.8 million for the year ended December 31, 2005 from $84.3 million for the year ended December 31, 2004. The increase resulted from a $155.1 million increase in EBITDA from daywork operations and a $26.3 million increase in EBITDA from turnkey operations. On a per rig day basis, our total EBITDA increased by $4,434, or 164% to $7,139 in 2005 from $2,705 in 2004. This increase included a $4,188 per rig day increase from daywork operations and a $7,578 per rig day increase from turnkey operations. Total general and administrative expenses increased by $2.9 million primarily due to higher payroll and short-term incentive costs, and professional fees. Total interest income increased by $2.8 million due to higher cash balances and higher interest rates in 2005 compared to 2004.
Daywork Operations
     The increase in EBITDA discussed above was due in part to an increase of 22%, or 6,102 rig days worked on daywork contracts during 2005 compared to 2004. This increase in days was due primarily to overall higher demand for our services. Higher dayrates contributed significantly to the increase in EBITDA with contract drilling revenue per rig day increasing $4,779, or 43%; however, this increase includes approximately $250 average per rig day related to a wage increase effective June 1, 2005 that was passed on to our customers in the form of higher dayrates.
     Drilling operations expenses increased overall, and on a per rig day basis, due to higher activity levels, as well as several other factors. Those factors include the above-mentioned wage increase, crews being kept on the payroll during unanticipated maintenance, the implementation of an employee retention program and increases in other labor costs. In November 2005, we implemented a two-year employee retention program for our experienced rig-based personnel. The purpose of this program is to retain key operational personnel on our rigs and reduce the cost of turnover and improve safety and efficiency at the rig site. The program had a $50 per rig day impact on operating costs during the year ended December 31, 2005 and is expected to have an estimated $300 per rig day impact on operating costs in 2006.
Turnkey Operations
     Turnkey EBITDA per rig day increased $7,578, or 127%, to $13,568 for the year ended December 31, 2005, from $5,990 for the year ended December 31, 2004. The increase in EBITDA per rig day was due primarily to higher revenue in total and on a per rig day basis. Contract drilling revenue per rig day increased $12,694, or 39% primarily resulting from higher daywork dayrates, which are considered in our turnkey bidding process. Also, differences in the complexity and success of the wells drilled between the two periods contributed to the increased EBITDA.
Other
     Depreciation and amortization expense increased by $6.0 million, or 11% to $61.3 million for the year ended December 31, 2005 compared to $55.3 million for the year ended December 31, 2004. Depreciation and amortization expense is higher due to the acquisition of Patriot during the second quarter of 2004, and capital expenditures during 2004 and 2005 for the reactivation of rigs available for refurbishment, betterments and improvements to our rigs, the acquisition of drill pipe and drill collars, and other capital items.
     Interest expense decreased by $3.4 million, or 23%, to $11.4 million for 2005 from $14.8 million for 2004. The decrease is due to the issuance of the Floating Rate Notes and subsequent redemption of our 8 7/8% Notes. This refinancing resulted in substantial interest savings given the lower interest rate debt outstanding. In addition, the first half of 2004 included a $2.5 million redemption premium and accelerated amortization of $1.1 million of deferred financing costs on the 8 7/8%Notes.
     Our income tax expense increased by $66.3 million to $72.5 million in 2005, from $6.2 million in 2004. The increase is due to the level of income and is also affected by the annual amortization of $2.8 million in permanent differences related to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent difference will be reduced as these assets are depreciated for financial accounting purposes on a straight-line basis over their remaining useful lives of approximately seven years. As the amortization of these permanent differences is a fixed amount, our book effective tax rate decreased from 43% in 2004 to 37% in 2005 based upon the level of income.
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
Daywork Operations
     The increase in EBITDA discussed above was due in part to an increase of 48%, or 8,916 rig days worked on daywork contracts during 2004 compared to 2003. This increase in days was due to the acquisition of Patriot and overall higher demand for our services. Higher dayrates in 2004 also contributed to the increase. Contract drilling revenue per rig day increased $1,622, or 17%, the bulk of which also increased EBITDA per day, which increased by $1,689 per rig day. Overall, drilling operations expenses increased as a result of the increase in activity but remained relatively flat on a per rig day basis.
Turnkey Operations
     Days worked under turnkey contracts increased by 114, or 3%, while EBITDA per rig day increased by $283, or 5%, to $5,990 for the year ended December 31, 2004, from $5,707 for the year ended December 31, 2003. The increase in EBITDA per rig day was due to differences in the mix, success and complexity of the wells drilled in 2004 compared to 2003.
Other
     Depreciation and amortization expense increased by $4.8 million, or 9.5%, to $55.3 million for the year ended December 31, 2004 compared to $50.5 million for the year ended December 31, 2003. Depreciation and amortization expense is higher due to the acquisition of Patriot and capital expenditures during 2004 for the reactivation of rigs available for refurbishment, betterments and improvements to our rigs, the acquisition of drill pipe and drill collars, and other capital items.

     Interest expense decreased by $13.1 million, or 47%, to $14.8 million for 2004 from $27.8 million for 2003. The decrease is due to the issuance of the 3.75% Notes and Floating Rate Notes and subsequent redemption of our 8 7/8% Notes. This refinancing resulted in substantial interest savings given the lower interest rate debt outstanding.
     Our income tax expense increased by $23.6 million to $6.2 million in 2004 from an income tax benefit of $17.4 million in 2003. The increase is due to the level of income and is also affected by the annual amortization of $2.8 million in permanent differences related to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent difference will be reduced as these assets are depreciated for financial accounting purposes on a straight-line basis over their remaining useful lives of approximately eight years. As the amortization of these permanent differences is a fixed amount, our book effective tax rate varies based upon the levels of income or loss.
Inflation and Changing Prices
     Contract drilling revenues do not necessarily track the changes in general inflation as they tend to respond to the level of activity of the oil and natural gas industry in combination with the supply of equipment and the number of competing companies. Capital and operating costs are influenced to a larger extent by specific price changes in the oil and natural gas industry demand for drilling services and to a lesser extent by changes in general inflation. Our daywork contracts generally allow us to pass wage increases, the most significant component of our operating costs, on to our customers in the form of higher dayrates.
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the Floating Rate Notes and the CIT Facility. The Floating Rate Notes bear interest at a per annum rate which is equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. We had $125.0 million of the Floating Rate Notes outstanding at December 31, 2005. A 1% change in the interest rate on the Floating Rate Notes would change our interest expense by $1.3 million on an annual basis. However, the annual interest on the Floating Rate Notes will never be below zero or more than 6.00%, which could yield interest expense ranging from zero to $7.5 million on an annual basis. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. We have no outstanding balance under the CIT Facility at February 23, 2006 and as such have no exposure under this facility to a change in interest rates.

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
     We assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page 36.

/s/ Thomas P. Richards	/s/ David W. Wehlmann

Thomas P. Richards	David W. Wehlmann
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
of Grey Wolf, Inc.:
     We have audited the accompanying consolidated balance sheets of Grey Wolf, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the years ended December 31, 2005, 2004 and 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grey Wolf, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Grey Wolf, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Houston, Texas
March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
of Grey Wolf, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Grey Wolf, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Grey Wolf, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Grey Wolf, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Grey Wolf, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Grey Wolf, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 1, 2006, expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Houston, Texas
March 1, 2006

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$173,145	$71,710
Restricted cash — insurance deposits	780	758
Accounts receivable, net of allowance of $2,674 and $2,424, respectively	159,438	98,065
Prepaids and other current assets	8,010	5,097
Deferred tax assets	4,222	3,050

Total current assets	345,595	178,680

Property and equipment:
Land, buildings and improvements	6,530	5,061
Drilling equipment	934,648	824,901
Furniture and fixtures	4,217	3,578

Total property and equipment	945,395	833,540
Less: accumulated depreciation	(445,430)	(396,210)

Net property and equipment	499,965	437,330

Rigs held for sale, net	5,524	—
Goodwill	10,377	10,377
Other noncurrent assets, net	7,574	9,489

	$869,035	$635,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$61,087	$42,754
Accrued workers’ compensation	6,575	4,303
Payroll and related employee costs	12,131	8,699
Accrued interest payable	2,156	1,516
Current income taxes payable	6,141	200
Other accrued liabilities	7,059	3,112

Total current liabilities	95,149	60,584

Contingent convertible notes	275,000	275,000
Other long-term liabilities	12,403	7,509
Deferred income taxes	117,251	55,301

Commitments and contingent liabilities	—	—

Shareholders’ equity:
Series B Junior Participating Preferred stock, $1 par value; 250,000 shares authorized, none outstanding	—	—
Common stock, $.10 par value; 300,000,000 shares authorized 192,625,650 and 190,136,471 issued and outstanding, respectively	19,263	19,014
Unearned restricted stock awards	(937)	—
Additional paid-in capital	374,949	363,148
Accumulated deficit	(24,043)	(144,680)

Total shareholders’ equity	369,232	237,482

	$869,035	$635,876

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Contract drilling	$696,979	$424,634	$285,974

Costs and expenses:
Drilling operations	418,644	327,797	244,287
Depreciation and amortization	61,279	55,329	50,521
General and administrative	16,248	13,317	11,966
Gain on sale of assets	(115)	(45)	(81)

Total costs and expenses	496,056	396,398	306,693

Operating income (loss)	200,923	28,236	(20,719)

Other income (expense):
Interest expense	(11,364)	(14,759)	(27,832)
Interest income	3,573	777	954
Other, net	—	—	14

Other expense, net	(7,791)	(13,982)	(26,864)

Income (loss) before income taxes	193,132	14,254	(47,583)

Income tax expense (benefit):
Current	11,717	200	(938)
Deferred	60,778	5,976	(16,445)

Total income tax expense (benefit)	72,495	6,176	(17,383)

Net income (loss)	$120,637	$8,078	$(30,200)

Net income (loss) per common share (Note 1):
Basic	$0.63	$0.04	$(0.17)

Diluted	$0.54	$0.04	$(0.17)

Weighted average common shares outstanding:
Basic	191,364	185,868	181,210

Diluted	235,412	187,654	181,210

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity And Comprehensive Income (Loss)
(Amounts in thousands)

	Series B
	Junior
	Participating		Common		Unearned
	Preferred		Stock	Additional	Restricted
	Stock	Common	$.10 par	Paid-in	Stock
	$1 par Value	Shares	Value	Capital	Awards	Deficit	Total
Balance, December 31, 2002	—	181,038	$18,104	$329,712	—	$(122,558)	$225,258

Exercise of stock options	—	245	25	343	—	—	368

Tax benefit of stock option exercises	—	—	—	211	—	—	211

Comprehensive net loss	—	—	—	—	—	(30,200)	(30,200)

Balance, December 31, 2003	—	181,283	18,129	330,266	—	(152,758)	195,637

Non-cash compensation expense	—	—	—	77	—	—	77

Exercise of stock options	—	4,243	424	9,729	—	—	10,153

Tax benefit of stock option exercises	—	—	—	3,193	—	—	3,193

Issuance of common stock	—	4,610	461	19,883	—	—	20,344

Comprehensive net income	—	—	—	—	—	8,078	8,078

Balance, December 31, 2004	—	190,136	19,014	363,148	—	(144,680)	237,482

Exercise of stock options	—	2,292	229	7,844	—	—	8,073

Tax benefit of stock option exercises	—	—	—	2,842	—	—	2,842

Issuance of restricted stock	—	198	20	1,115	(1,135)	—	—

Amortization of restricted stock awards	—	—	—	—	198	—	198

Comprehensive net income	—	—	—	—	—	120,637	120,637

Balance, December 31, 2005	—	192,626	$19,263	$374,949	$(937)	$(24,043)	$369,232

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$120,637	$8,078	$(30,200)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	61,279	55,329	50,521
Non-cash compensation expense	—	77	—
Gain on sale of assets	(115)	(45)	(81)
Amortization of restricted stock awards	198	—	—
Foreign exchange gain	—	—	(14)
Deferred income taxes	60,778	2,778	(16,656)
Accretion of debt discount	—	102	285
Tax benefit of stock option exercises	2,842	3,193	211
(Increase) decrease in restricted cash	(22)	(9)	35
Increase in accounts receivable	(61,373)	(34,128)	(13,147)
Increase in other current assets	(2,913)	(718)	(961)
Increase in trade accounts payable	18,333	9,596	8,476
Increase (decrease) in accrued workers’ compensation	6,257	2,402	(326)
Increase (decrease) in other current liabilities	13,960	(3,442)	(8,660)
Increase in other	1,751	1,933	3,477

Cash provided by (used in) operating activities	221,612	45,146	(7,040)

Cash flows from investing activities:
Property and equipment additions	(131,352)	(46,951)	(35,102)
Payments to acquire New Patriot Drilling Corp.	—	(28,906)	—
Proceeds from sales of equipment	3,102	1,780	1,175

Cash used in investing activities	(128,250)	(74,077)	(33,927)

Cash flows from financing activities:
Net proceeds from long-term debt	—	122,187	146,625
Repayments of long-term debt	—	(85,000)	(165,000)
Financing costs	—	(1,049)	(575)
Proceeds from exercise of stock options	8,073	10,153	368

Cash provided by (used in) financing activities	8,073	46,291	(18,582)

Net increase (decrease) in cash and cash equivalents	101,435	17,360	(59,549)
Cash and cash equivalents, beginning of year	71,710	54,350	113,899

Cash and cash equivalents, end of year	$173,145	$71,710	$54,350

Supplemental Cash Flow Disclosure:
Cash paid for interest	$9,862	$15,872	$30,510

Cash paid for (refund of) taxes	$2,985	$—	$(879)

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	Summary of Significant Accounting Policies
     Nature of Operations. Grey Wolf, Inc. is a Texas corporation formed in 1980. Grey Wolf, Inc. is a holding company with no independent assets or operations but through its subsidiaries is engaged in the business of providing onshore contract drilling services to the oil and natural gas industry. Grey Wolf, Inc., through its subsidiaries, currently conducts operations primarily in Alabama, Arkansas, Colorado, Louisiana, Mississippi, New Mexico, Oklahoma, Texas, Utah and Wyoming. The consolidated financial statements include the accounts of Grey Wolf, Inc. and its majority-owned subsidiaries (the “Company” or “Grey Wolf”). All significant intercompany accounts and transactions are eliminated in consolidation.
     Property and Equipment. Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Useful Lives (in years)
Drilling rigs and related equipment	3-15
Furniture and fixtures	7
Buildings and improvements	5-20
Vehicles	3-6
Other	3-5
     Depreciation expense for the years ended December 31, 2005 and 2004 was $60.2 million and $54.5 million, respectively.
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

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	2005	2004	2003
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$120,637	$8,078	$(30,200)

Add interest expense on contingent convertible senior notes, net of related tax effects	6,596	—	—

Adjusted net income (loss) — diluted	$127,233	$8,078	$(30,200)

Denominator:
Weighted average common shares outstanding — basic	191,364	185,868	181,210

Effect of dilutive securities:
Options — treasury stock method	1,552	1,786	—
Restricted stock — treasury stock method	39	—	—
Contingent convertible senior notes	42,457	—	—

Weighted average common shares outstanding — diluted	235,412	187,654	181,210

Earnings (loss) per common share:
Basic	$0.63	$0.04	$(0.17)

Diluted	$0.54	$0.04	$(0.17)

     In 2005, the Company excluded 197,750 shares of restricted stock from the computation of basic EPS as the vesting conditions had not been met. In 2004, the Company excluded approximately 23.3 million shares and 19.2 million shares issuable upon conversion of the 3.75% Notes and Floating Rate Notes, respectively (see Note 4) as the inclusion of these shares would be anti-dilutive at the level of income in 2004. The Company also excluded approximately 900,000 options in 2004 as the option prices were greater than the market price of the underlying common stock and, therefore, the effect would be anti-dilutive. The Company incurred a net loss for the year ended December 31, 2003 and, therefore, excluded securities from the computation of diluted earnings per share as the effect would be anti-dilutive. Securities excluded from the computation of diluted earnings per share for the year ended December 31, 2003 included the 23.3 million shares issuable upon conversion of the 3.75% Notes. In

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
addition to those securities, options to purchase 10.2 million shares for the years ended December 31, 2003 were excluded from the diluted EPS calculation.
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
     Stock-Based Compensation. The Company applies Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretation in accounting for its stock-based compensation. Accordingly, no compensation expense has been recognized for stock option grants as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the stock option grants been determined on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below (amounts in thousands, except per share data):

	2005	2004	2003
Net income (loss), as reported	$120,637	$8,078	$(30,200)
Add: Stock-based employee compensation expense included in reporting net income (loss), net of related tax effects	124	52	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,322)	(2,082)	(2,523)

Pro forma net income (loss)	$118,439	$6,048	$(32,723)

Basic earnings per share
As reported	$0.63	$0.04	$(0.17)
Pro forma	$0.62	$0.03	$(0.18)
Diluted earnings per share
As reported	$0.54	$0.04	$(0.17)
Pro forma	$0.53	$0.03	$(0.18)
     For purposes of determining compensation costs using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The weighted average fair value per share of stock options granted was $2.99 in 2005, $3.92 in 2004 and $2.36 in 2003. The key input variables used in valuing the options granted in 2005, 2004 and 2003 were: risk-free interest rate based on five-year Treasury strips of 3.86% to 4.46% in 2005, 3.36% to 3.67% in 2004, and 2.89% to 3.35% in 2003; dividend yield of zero in each year; stock price volatility of 53% to 57% for 2005, 55% to 56% for 2004, and 66% to 71% for 2003, respectively; and expected option lives of five years for each year presented.
     Compensation expense on shares of the Company’s restricted stock is recognized on straight-line basis over the five-year service period in which the shares vest. The value of restricted stock not yet expensed is shown as unearned restricted stock awards within shareholders’ equity.
     Fair Value of Financial Instruments. The carrying amount of the Company’s cash and short-term investments approximates fair value because of the short maturity of those instruments. The carrying amount of the Company’s credit facility approximates fair value as the interest is indexed to the prime rate or LIBOR. The fair value of the 3.75% Contingent Convertible Senior Notes was $192.6 million and $154.2 million at December 31, 2005 and 2004, respectively versus a face value of $150.0 million. The fair value of the Floating Rate Notes was

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$170.5 million and $131.1 million at December 31, 2005 and 2004, respectively, versus a face value of $125.0 million. Fair value was estimated based on quoted market prices.
     Cash Flow Information. Cash flow statements are prepared using the indirect method. The Company considers all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.
     Restricted Cash. Restricted cash consists of investments in interest bearing certificates of deposit which are used as collateral for letters of credit securing insurance deposits. The carrying value of the investments approximates the current market value.
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
     Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which amends APB Opinion No. 29. The guidance in APB 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of the statement were effective for exchanges taking place in fiscal periods beginning after June 15, 2005. The adoption of the standard did not have a material impact on the consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123R effective January 1, 2006 using a modified prospective method. The modified prospective method requires companies to recognize compensation cost for unvested awards that are outstanding on the effective date based on the fair value that the company had originally estimated for purposes of preparing its SFAS 123 pro forma disclosures. For all new awards that are granted or modified after the effective date; however, SFAS 123R will result in some amounts previously reported in the statement of cash flow as operating activities, to be reported as financing activities. These amounts are the benefits of tax deductions in excess of recognized compensation, which for the Company were $2.8 million, $3.2 million and $211,000 in 2005, 2004 and 2003, respectively.
     In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 as of the effective date. The adoption of the standard did not have a material effect on the Company’s consolidated financial statements for the year ending December 31, 2005.
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
     Reclassification. Certain prior period balances have been reclassified to conform to the presentations in 2005.
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

     Goodwill represents the excess of costs over the fair value of assets of the business acquired. At June 30, 2004, the Company had goodwill of $9.2 million. Goodwill increased to $10.4 million at September 30, 2004 due to working capital adjustments per the terms of the purchase and sales agreement. None of the goodwill resulting from this acquisition is deductible for tax purposes. The intangible assets represent customer contracts and related relationships acquired and are being amortized over the useful life of three years. Amortization expenses related to these intangible assets was $1.1 million and $781,000 at December 31, 2005 and 2004, respectively. Accumulated amortization was $1.8 million at December 31, 2005. Amortization expense related to these intangible assets over the next five fiscal years will be: 2006 – $1.1 million; 2007 – $219,000; and thereafter – $0. The net balance of these intangible assets was included in net other noncurrent assets on the consolidated balance sheets.

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) Income Taxes
     The Company and its U.S. subsidiaries file a consolidated federal income tax return. The components of the provision for income taxes consisted of the following (amounts in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Current
Federal	$10,260	$125	$—
Foreign	107	75	—
State	1,350	—	(938)

	$11,717	$200	$(938)

Deferred
Federal	$56,937	$6,082	$(14,958)
State	3,841	(106)	(1,487)

	$60,778	$5,976	$(16,445)

     Deferred income taxes are determined based upon the difference between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes, and net operating loss and tax credit carryforwards. The tax effects of the Company’s temporary differences and carryforwards are as follows (amounts in thousands):

	December 31,
	2005	2004
Deferred tax assets
Net operating loss carryforwards	$—	$49,013
Tax credit carryforwards	—	139
Workers compensation accruals	6,717	4,395
Other	1,567	1,847

	8,284	55,394

Deferred tax liabilities
Depreciation	121,313	107,645

Net deferred tax liability	$113,029	$52,251

     As of December 31, 2005, the Company had utilized all of its U.S. net operating loss (“NOL”) carryforwards. At December 31, 2004, the Company had $158.3 million in NOL carryforwards. No valuation allowance was recorded as of December 31, 2005 and 2004, respectively, as management believes that it is more likely than not that future earnings and reversal of deferred tax liabilities will be sufficient to permit the Company to realize its deferred tax assets.

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following summarizes the differences between the federal statutory tax rate of 35% (amounts in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Income tax expense (benefit) at statutory rate	$67,596	$4,989	$(16,654)

Increase (decrease) in taxes resulting from:
Permanent differences, primarily due to basis differences in assets that were purchased in capital stock acquisitions	1,360	1,179	1,208
State taxes, net	3,131	(69)	(1,576)
Other	408	77	(361)

Income tax expense (benefit)	$72,495	$6,176	$(17,383)

(4)	Long-Term Debt
     Long-term debt consists of the following (amounts in thousands):

	December 31,
	2005	2004
Contingent convertible senior notes due May 2023, general unsecured senior obligations guaranteed by the Company’s domestic subsidiaries, bearing interest at 3.75% per annum payable semi-annually	$150,000	$150,000

Floating rate contingent convertible senior notes due April 2024, general unsecured senior obligations guaranteed by the Company’s domestic subsidiaries, bearing interest of no less than zero or more than 6.00% per annum payable semi-annually	125,000	125,000

	275,000	275,000

Less current maturities	—	—

Long-term debt	$275,000	$275,000

Floating Rate Notes
     On March 31, 2004, the Company issued $100.0 million aggregate principal amount of Floating Rate Notes in a private offering that yielded net proceeds of approximately $97.8 million. On April 27, 2004, one of the initial purchasers in the Company’s private offering of the Floating Rate Notes exercised its option to purchase an additional $25.0 million aggregate principal amount of the Floating Rate Notes with the same terms. This yielded net proceeds of $24.4 million. The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. The per annum interest rate will never be less than zero or more than 6.00%. The average interest rate was 3.27% and 1.56% on the Floating Rate Notes for the years ended December 31, 2005 and 2004, respectively. The interest rate was 4.05% and 1.96% for the quarters ended December 31, 2005 and 2004, respectively. The Floating Rate Notes mature on April 1, 2024. The Floating Rate Notes are convertible into shares of the Company’s common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share, which is equal to a conversion rate of approximately 153.6098 shares per $1,000 principal amount of the Floating Rate Notes, subject to adjustment. The Floating Rate Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial. The Floating Rate Notes and the guarantees rank equally with all of the Company’s other senior unsecured debt, currently the Company’s 3.75%

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes. Fees and expenses of approximately $3.6 million incurred at the time of issuance are being amortized through April 1, 2014, the first date the holders may require the Company to repurchase the Floating Rate Notes.
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
     The Floating Rate Notes did not meet the criteria for conversion into common stock at any time during the years ended December 31, 2005 and 2004.
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
     As of October 1, 2005, and through the first quarter of 2006, the 3.75% Notes were convertible into shares of the Company’s common stock because one of the triggering events permitting note holders to convert their 3.75% Notes occurred during the third and fourth quarters of 2005. The triggering event was that the closing price per share of the Company’s common stock exceeded 110% of the conversion price ($7.10 per share) of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days ended on both December 31, 2005 and September 30, 2005. As of December 31, 2005, none of the note holders had exercised their right to convert the 3.75% Notes into shares of the Company’s common stock.
     The 3.75% Notes will cease to be convertible after March 31, 2006, unless this triggering event is again met during the first quarter of 2006. The 3.75% Notes may also become convertible (or remain convertible) after the first quarter of 2006 if any of the other events that entitle note holders to covert the 3.75% Notes occur.
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

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$2.5 million is included in interest expense during the quarter ended March 31, 2004 and the remaining $1.1 million of deferred financing costs associated with the 8 7/8% Notes was accelerated and amortized through the redemption date of April 30, 2004.
CIT Facility
     The Company’s subsidiary Grey Wolf Drilling Company L.P. has a $100.0 million credit facility with the CIT Group/Business Credit, Inc. (the “CIT Facility”) which was amended in December 2004 and expires December 31, 2008. The CIT Facility provides the Company with the ability to borrow up to the lesser of $100.0 million or 50% of the Orderly Liquidation Value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. The CIT Facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon the Company’s debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $50.0 million available for letters of credit. The Company is required to pay a quarterly commitment fee of 0.50% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum. The Company incurred $760,000, $610,000, and $480,000 for the years ended December 31, 2005, 2004, and 2003, respectively, related to these fees.
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
     At December 31, 2005, the Company’s liquidity as defined above was $249.2 million. Additionally, if the total amount outstanding under the CIT Facility (including outstanding letters of credit) exceeds 50% of the Orderly Liquidation Value of the Company’s domestic rigs, the Company is required to make a prepayment in the amount of the excess. Also, if the average rig utilization rate falls below 45% for two consecutive months, the lender will have the option to request one additional appraisal per year to aid in determining the current orderly liquidation value of the drilling equipment. Average rig utilization is defined as the total number of rigs owned which are operating under drilling contracts in the 48 contiguous states of the United States of America divided by the total number of rigs owned, excluding rigs not capable of working without substantial capital investment. Events of default under the CIT Facility include, in addition to non-payment of amounts due, misrepresentations and breach of loan covenants and certain other events including:
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

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company currently has no outstanding balance under the CIT Facility and had $23.9 million of undrawn, standby letters of credit at December 31, 2005. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT Facility.
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
     The 2003 Plan replaced the Company’s 1996 Employee Stock Option Plan (the “1996 Plan”); but all outstanding options previously granted will continue to be exercisable subject to the terms and conditions of such grants. The 1996 Plan allowed for grants of non-statutory options to purchase shares of the Company’s common stock, but no further grants of common stock will be made under the 1996 Plan. The 2003 Plan reserves a maximum of 17.0 million shares of the Company’s common stock underlying all equity-based awards, but is reduced by the number of shares subject to previous grants under the 1996 Plan. At December 31, 2005, there were 5.8 million shares of common stock available for grant under the 2003 Plan until March 2013. Prior to 2003, the Company also granted options under stock option agreements with its directors that are outside of the 1996 Plan and the 2003 Plan. At December 31, 2005, these individuals had options outstanding to purchase an aggregate of 851,000 shares of common stock.
     The exercise price of stock options approximates the fair market value of the stock at the time the option is granted. A portion of the outstanding options became exercisable upon issuance and the remaining become exercisable in varying increments over three to five-year periods. The options expire on the tenth anniversary of the date of grant.

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Stock option activity for all stock options issued as of December 31, 2005, 2004 and 2003 was as follows (number of shares in thousands):

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	No. of	Exercise	No. of	Exercise	No. of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding – beginning of the year	6,494	$3.60	10,209	$3.09	8,721	$2.85
Granted	472	5.67	1,224	3.92	2,161	3.91
Exercised	(2,291)	3.52	(4,243)	2.39	(246)	1.50
Cancelled	(422)	4.08	(696)	3.97	(427)	3.43

Outstanding – end of year	4,253	$3.83	6,494	$3.60	10,209	$3.09

     At December 31, 2005 the Company had 1.7 million in stock options exercisable with a range of exercise prices from $0.94 to $6.37. At December 31, 2004 and 2003, there were 2.7 million stock options exercisable, with a range of exercise prices from $0.69 to $6.37, and 5.4 million stock options exercisable from $0.69 to $6.37, respectively.
     The following table summarizes information about stock options outstanding at December 31, 2005:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life(1)	Price
$0.94 to $1.63	271	1.78	$1.47
$2.54 to $4.26	3,124	6.53	3.43
$4.50 to $7.57	858	7.14	6.00

	4,253	6.35	$3.83

(1)	Represents weighted average remaining contractual life in years.
     During 2005, 218,950 shares of restricted stock, with a weighted average grant-date fair value of $5.73 per share, were issued under the 2003 Plan, of which 197,750 of these shares were outstanding at December 31, 2005. These shares vest over a five year service period and are only restricted as to their vesting conditions. For the year ended December 31, 2005, $198,000 in compensation expense was recognized and $937,000 remains as unearned restricted stock awards within shareholders’ equity at December 31, 2005. The Company did not grant shares of restricted stock prior to 2005.
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
     The Company performed contract drilling services for affiliates of one of the Company’s directors. Total revenues recognized from these affiliates during 2005, 2004 and 2003 were $18.2 million, $4.7 million and $4.1 million, respectively. These affiliates had accounts receivable balances with the Company of $6.3 million and $1.9 million at December 31, 2005 and 2004, respectively.

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) Commitments and Contingencies
Operating Leases
     The Company occupies various facilities and leases certain equipment under various lease agreements. The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2005 are as follows (in thousands).

Year	Amount
2006	$757,000
2007	698,000
2008	556,000
2009	542,000
2010	566,000
Thereafter	47,000

$3,166,000

     Lease expense under operating leases for 2005, 2004 and 2003 were approximately $930,904, $774,000, and $718,000, respectively.
Contingencies
     The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company’s consolidated financial condition or results of operations.
(9)	Employee Benefit Plan
     The Company has a defined contribution employee benefit plan covering substantially all of its employees. The Company matches 100% of the first 3% of individual employee contributions and 50% of the next 3% of individual employee contributions. Employer matching contributions under the plan totaled $1.4 million, $1.1 million and $873,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Upon reaching the service requirements to join the plan, participants immediately vest in employer matching contributions.
(10)	Concentrations
     There were no customers representing greater than 10% of the Company’s revenue for the years ended December 31, 2005, 2004 and 2003, respectively.
(11)	Subsequent Event
     On December 30, 2005, the Company entered into a purchase and sale agreement with a private company, whereby the Company agreed to sell five of its rigs available for refurbishment. The sale of the rigs was completed on January 3, 2006. The Company received $15.3 million in cash in exchange for the five rigs, which resulted in a pretax gain of $9.4 million to be recognized in the first quarter of 2006.

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12)	Quarterly Financial Data (unaudited)
     Summarized quarterly financial data for years ended December 31, 2005, 2004 and 2003 are set forth below (amounts in thousands, except per share amounts).

	Quarter Ended
	March	June	September	December
	2005	2005	2005	2005
Contract drilling revenues	$149,992	$161,315	$181,523	$204,149
Operating income	38,851	46,150	52,541	63,381
Income before income taxes	36,684	44,053	50,661	61,734
Net income	23,044	27,633	31,779	38,181
Net income per common share
- basic	$0.12	$0.14	$0.17	$0.20
- diluted	$0.10	$0.12	$0.14	$0.17

	Quarter Ended
	March	June	September	December
	2004	2004	2004	2004
Contract drilling revenues	$75,200	$103,750	$116,290	$129,394
Operating income (loss)	(3,438)	1,990	11,199	18,485
Income (loss) before income taxes	(9,438)	(1,748)	9,173	16,267
Net income (loss)	(6,431)	(1,482)	5,462	10,529
Net income (loss) per common share
- basic	$(0.04)	$(0.01)	$0.03	$0.06
- diluted	$(0.04)	$(0.01)	$0.03	$0.05

	Quarter Ended
	March	June	September	December
	2003	2003	2003	2003
Contract drilling revenues	$62,387	$66,949	$72,383	$84,255
Operating income (loss)	(8,414)	(7,820)	(7,681)	3,196
Loss before income taxes	(14,148)	(21,921)	(11,183)	(331)
Net income (loss)	(9,621)	(14,185)	(6,950)	556
Net income (loss) per common share
- basic	$(0.05)	$(0.08)	$(0.04)	$0.00
- diluted	$(0.05)	$(0.08)	$(0.04)	$0.00

Schedule II
GREY WOLF, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(In thousands)

		Additions	Deductions
	Balance at	Charged to	From	Balance at
	Beginning	Bad Debt	Bad Debt	End
	of Period	Allowance	Allowance	of Period
Year Ended December 31, 2003
Allowance for doubtful accounts receivable	$2,500	$—	$(57)	$2,443

Year Ended December 31, 2004
Allowance for doubtful accounts receivable	$2,443	$—	$(19)	$2,424

Year Ended December 31, 2005
Allowance for doubtful accounts receivable	$2,424	$250	$—	$2,674

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicates to the issuer’s management including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
Management’s Report on Internal Control Over Financial Reporting
     This report is included in Item 8 on page 34 of this report and is incorporated herein by reference.
Changes in Internal Controls
     There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this item as to our directors and executive officers is hereby incorporated by reference to such information appearing under the captions “Directors” and “Executive Officers” in our definitive proxy statement for our 2006 Annual Meeting of Shareholders and is to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2005.
Item 11. Executive Compensation
     The information required by this item as to the compensation of our management is hereby incorporated by reference to such information appearing under the caption “Executive Compensation” in our definitive proxy statement for our 2006 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2005.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders’ Matters
     The information required by this item as to the ownership by our management and others of our securities is hereby incorporated by reference to such information appearing under the caption “Nominees for Director”, “Ownership by Management and Certain Shareholders” and “Executive Compensation Plans” in our definitive proxy statement for our 2006 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2005.
Item 13. Certain Relationships and Related Transactions
     The information required by this item as to certain business relationships and transactions with our management and other parties related to us is hereby incorporated by reference to such information appearing under the caption “Certain Transactions” in our definitive proxy statement for our 2006 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2005.
Item 14. Principal Accountant Fees and Services
     The information required by this item as to accounting fees and services is hereby incorporated by reference to such information appearing under the caption “Registered Public Accountants” in our definitive proxy statement for our 2006 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2005.

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
3.	Exhibits

Exhibit
No.		Documents
2.1	—	Agreement and Plan of Merger between Grey Wolf, Inc. and New Patriot Drilling Corp. dated March 5, 2004 (incorporated by reference to Exhibit 99 to Grey Wolf’s Form 8-K dated March 8, 2004.

3.1	—	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).

3.2	—	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

4.1	—	Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.2	—	Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.3	—	Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.4	—	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes Due 2024 between the Company, the Guarantors, and J.P. Morgan Chase Bank, a New York banking corporation, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q dated May 5, 2004).

4.5	—	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

4.6	—	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JP Morgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2004).

+10.1	—	Form of Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.2 to Registration Statement on Form S-3 No. 333-14783 filed October 24, 1996).

Exhibit
No.		Documents
+10.2	—	DI Industries, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Grey Wolf, Inc. 1996 Annual Meeting of Shareholders definitive proxy materials filed August 2, 1996).

+10.3	—	Grey Wolf Inc. Amendment to 1996 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to Grey Wolf, Inc.’s Registration Statement on Form S-8 No. 333-41334 filed July 13, 2000).

+10.4	—	Grey Wolf, Inc. Second Amendment to 1996 Employee Stock Option Plan dated May 14, 2002 (incorporated herein by reference to Exhibit 4.6 to Grey Wolf, Inc. Registration Statement on Form S-8 No. 333-90888 filed June 21, 2002).

+10.5	—	Form of Non-Qualified Stock Option Agreement dated February 10, 1998, by and between the Company and David W. Wehlmann (incorporated herein by reference to Exhibit 10.35 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, filed March 30, 1998).

+10.6	—	Non-Qualified Stock Option Agreement dated January 16, 1999, by and between the Company and Edward S. Jacob, III. (incorporated herein by reference to Exhibit 10.33 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 1999, filed March 7, 2000).

+10.7	—	Form of Amendment to Non-Qualified Stock Option Agreements dated November 13, 2001, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.13 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.8	—	Form of Amendment to Non-Qualified Stock Option Agreement dated November 13, 2001, by and among the Company (f.k.a. DI Industries, Inc.), Thomas P. Richards and Richards Brothers Interests, L.P (incorporated herein by reference to Exhibit 10.14 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.9	—	Form of Amendment to Non-Qualified Stock Option Agreements dated November 13, 2001, by and between the Company and each of David W. Wehlmann, Edward S. Jacob III, Gary D. Lee, Ronnie E. McBride, Kent D. Cauley, and Donald J. Guedry, Jr. (incorporated herein by reference Exhibit 10.15 to the to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.10	—	Grey Wolf, Inc. Executive Severance Plan effective November 15, 2001 (incorporated herein by reference to Exhibit 10.16 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.11	—	Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.17 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.12	—	Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and David W. Wehlmann (incorporated herein by reference to Exhibit 10.18 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.13	—	Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Edward S. Jacob III (incorporated herein by reference to Exhibit 10.19 of the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.14	—	Employment Agreement effective December 28, 2005 by and between Robert J. Proffit (incorporated by reference to Exhibit 10.1 of the Grey Wolf, Inc. Current Report on Form 8-K filed December 28, 2005).

Exhibit
No.		Documents
+10.15	—	Form of Non-Qualified Stock Option Agreement dated as of February 13, 2002, by and between the Company and each of Frank M. Brown, William T. Donovan, James K.B. Nelson, Robert E. Rose, Steven A. Webster, and William R. Ziegler (incorporated herein by reference to Exhibit 10.22 of the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.16	—	Grey Wolf, Inc. 2003 Incentive Plan (incorporated herein by reference to Appendix A to the Grey Wolf, Inc. 2003 Annual Meeting of Shareholders definitive proxy materials filed March 28, 2003).

+10.17	—	Anticipated compensation of officers and directors for 2005 (incorporated by reference to Grey Wolf, Inc. Current Report on Form 8-K filed February 22, 2005).

+10.18	—	Form of Non-Qualified Stock Option Agreement under the Grey Wolf, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Grey Wolf, Inc. Current Report on Form 8-K filed February 22, 2005).

+10.19	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Grey Wolf, Inc. current Report on Form 8-K filed February 22, 2005).

+10.20	—	Anticipated compensation of officers and directors for 2006 (incorporated by reference to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006).

+10.21	—	Form of Stock Option Agreement under the 2003 Incentive Plan for Thomas P. Richards (incorporated by reference to Exhibit 10.1 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006.)

+10.22	—	Form of Restricted Stock Agreement under the 2003 Incentive Plan for Thomas P. Richards (incorporated by reference to Exhibit 10.2 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006.)

+10.23	—	Form of Stock Option Agreement under the 2003 Incentive Plan for the other executive officers (incorporated by reference to Exhibit 10.3 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006.)

+10.24	—	Form of Restricted Stock Agreement under the 2003 Incentive Plan for other executive officers (incorporated by reference to Exhibit 10.4 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006).

+10.25	—	Form of Restricted Stock Agreement for Thomas P. Richards under the Retention Plan (incorporated by reference to Exhibit 10.5 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006).

+10.26	—	Form of Restricted Stock Agreement for other executive officers under the Retention Plan (incorporated by reference to Exhibit 10.6 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006).

+10.27	—	Form of Restricted Stock Agreement for non-employee directors (incorporated by reference to Exhibit 10.7 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006).

10.28	—	Revolving Credit Agreement dated as of January 14, 1999 among Grey Wolf Drilling Company LP (as borrower), Grey Wolf, Inc. (as guarantor), The CIT Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders) (incorporated herein by reference to Exhibit 10.1 to Grey Wolf, Inc. current report on Form 8-K dated January 26, 1999).

10.29	—	First Amendment to Loan Agreement dated as of December 20, 2001, by and among Grey Wolf Drilling Company, LP (as borrower) and Grey Wolf, Inc. (as guarantor) and the CIT Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders) (incorporated herein by reference to Exhibit 10.11 to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 14, 2002).

Exhibit
No.		Documents
10.30	—	Second Amendment to Loan Agreement dated as of February 7, 2003 by and among Grey Wolf Drilling Company L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders) (incorporated herein by reference to Exhibit 10.24 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2002, filed March 16, 2003).

10.31	—	Third Amendment to Loan Agreement as of May 1, 2003, by and among Grey Wolf Drilling Company, L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 5, 2004).

10.32	—	Fourth Amendment to Loan Agreement as of March 31, 2004, by and among Grey Wolf Drilling Company L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

10.33	—	Fifth Amendment to the Loan Agreement dated December 31, 2004 by and among Grey Wolf Drilling Company, L.P. (as borrower,) Grey Wolf, Inc and various subsidiaries (as guarantor) and the CIT Business Credit, Inc. (as agent) and various financial institutions (as lenders) (incorporated by reference to Exhibit 10.6 of the Grey Wolf, Inc. Current Report on Form 8-K filed January 5, 2005).

10.34	—	Sixth Amendment to the Loan Agreement dated September 13, 2005 by and between Grey Wolf Drilling Company, L.P. (as borrower,) Grey Wolf Inc. and various subsidiaries (as guarantor) and the CIT Business Credit, inc. (as agent) and various financial institutions (as lenders) (incorporated by reference to Exhibit 10.7 of the Grey Wolf, Inc. Current Report on Form 8-K filed September 14, 2005).

*21.1	—	List of Subsidiaries of Grey Wolf, Inc.

*23.1	—	Consent of Independent Registered Public Accounting Firm, KPMG LLP

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

**32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

+	Management contract, compensation plan or arrangement

*	Filed herewith

**	Furnished, not filed, pursuant to Item 101(b) (32) of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of March, 2006.

Grey Wolf, Inc.

By:	/s/ David W. Wehlmann

David W. Wehlmann, Executive Vice President and
Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures and Capacities		Date

By:	/s/ Thomas P. Richards	March 1, 2006

Thomas P. Richards, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David W. Wehlmann	March 1, 2006

David W. Wehlmann, Executive Vice President and Chief Financial Officer

By:	/s/ Kent D. Cauley	March 1, 2006

Kent D. Cauley, Vice President and Controller

By:	/s/ William R. Ziegler	March 1, 2006

William R. Ziegler, Director

By:	/s/ Frank M. Brown	March 1, 2006

Frank M. Brown, Director

By:	/s/ William T. Donovan	March 1, 2006

William T. Donovan, Director

By:	/s/ Robert E. Rose	March 1, 2006

Robert E. Rose, Director

By:	/s/ Trevor M. Turbidy	March 1, 2006

Trevor M. Turbidy, Director

By:	/s/ Steven A. Webster	March 1, 2006

Steven A. Webster, Director

Index to Exhibits

Exhibit
No.		Documents
2.1	—	Agreement and Plan of Merger between Grey Wolf, Inc. and New Patriot Drilling Corp. dated March 5, 2004 (incorporated by reference to Exhibit 99 to Grey Wolf’s Form 8-K dated March 8, 2004.

3.1	—	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).

3.2	—	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

4.1	—	Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.2	—	Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.3	—	Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.4	—	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes Due 2024 between the Company, the Guarantors, and J.P. Morgan Chase Bank, a New York banking corporation, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q dated May 5, 2004).

4.5	—	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

4.6	—	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JP Morgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2004).

+10.1	—	Form of Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.2 to Registration Statement on Form S-3 No. 333-14783 filed October 24, 1996).

Exhibit
No.		Documents
+10.2	—	DI Industries, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Grey Wolf, Inc. 1996 Annual Meeting of Shareholders definitive proxy materials filed August 2, 1996).

+10.3	—	Grey Wolf Inc. Amendment to 1996 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to Grey Wolf, Inc.’s Registration Statement on Form S-8 No. 333-41334 filed July 13, 2000).

+10.4	—	Grey Wolf, Inc. Second Amendment to 1996 Employee Stock Option Plan dated May 14, 2002 (incorporated herein by reference to Exhibit 4.6 to Grey Wolf, Inc. Registration Statement on Form S-8 No. 333-90888 filed June 21, 2002).

+10.5	—	Form of Non-Qualified Stock Option Agreement dated February 10, 1998, by and between the Company and David W. Wehlmann (incorporated herein by reference to Exhibit 10.35 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, filed March 30, 1998).

+10.6	—	Non-Qualified Stock Option Agreement dated January 16, 1999, by and between the Company and Edward S. Jacob, III. (incorporated herein by reference to Exhibit 10.33 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 1999, filed March 7, 2000).

+10.7	—	Form of Amendment to Non-Qualified Stock Option Agreements dated November 13, 2001, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.13 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.8	—	Form of Amendment to Non-Qualified Stock Option Agreement dated November 13, 2001, by and among the Company (f.k.a. DI Industries, Inc.), Thomas P. Richards and Richards Brothers Interests, L.P (incorporated herein by reference to Exhibit 10.14 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.9	—	Form of Amendment to Non-Qualified Stock Option Agreements dated November 13, 2001, by and between the Company and each of David W. Wehlmann, Edward S. Jacob III, Gary D. Lee, Ronnie E. McBride, Kent D. Cauley, and Donald J. Guedry, Jr. (incorporated herein by reference Exhibit 10.15 to the to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.10	—	Grey Wolf, Inc. Executive Severance Plan effective November 15, 2001 (incorporated herein by reference to Exhibit 10.16 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.11	—	Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.17 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.12	—	Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and David W. Wehlmann (incorporated herein by reference to Exhibit 10.18 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.13	—	Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Edward S. Jacob III (incorporated herein by reference to Exhibit 10.19 of the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.14	—	Employment Agreement effective December 28, 2005 by and between Robert J. Proffit (incorporated by reference to Exhibit 10.1 of the Grey Wolf, Inc. Current Report on Form 8-K filed December 28, 2005).

Exhibit
No.		Documents
+10.15	—	Form of Non-Qualified Stock Option Agreement dated as of February 13, 2002, by and between the Company and each of Frank M. Brown, William T. Donovan, James K.B. Nelson, Robert E. Rose, Steven A. Webster, and William R. Ziegler (incorporated herein by reference to Exhibit 10.22 of the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.16	—	Grey Wolf, Inc. 2003 Incentive Plan (incorporated herein by reference to Appendix A to the Grey Wolf, Inc. 2003 Annual Meeting of Shareholders definitive proxy materials filed March 28, 2003).

+10.17	—	Anticipated compensation of officers and directors for 2005 (incorporated by reference to Grey Wolf, Inc. Current Report on Form 8-K filed February 22, 2005).

+10.18	—	Form of Non-Qualified Stock Option Agreement under the Grey Wolf, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Grey Wolf, Inc. Current Report on Form 8-K filed February 22, 2005).

+10.19	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Grey Wolf, Inc. current Report on Form 8-K filed February 22, 2005).

+10.20	—	Anticipated compensation of officers and directors for 2006 (incorporated by reference to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006).

+10.21	—	Form of Stock Option Agreement under the 2003 Incentive Plan for Thomas P. Richards (incorporated by reference to Exhibit 10.1 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006.)

+10.22	—	Form of Restricted Stock Agreement under the 2003 Incentive Plan for Thomas P. Richards (incorporated by reference to Exhibit 10.2 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006.)

+10.23	—	Form of Stock Option Agreement under the 2003 Incentive Plan for the other executive officers (incorporated by reference to Exhibit 10.3 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006.)

+10.24	—	Form of Restricted Stock Agreement under the 2003 Incentive Plan for other executive officers (incorporated by reference to Exhibit 10.4 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006).

+10.25	—	Form of Restricted Stock Agreement for Thomas P. Richards under the Retention Plan (incorporated by reference to Exhibit 10.5 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006).

+10.26	—	Form of Restricted Stock Agreement for other executive officers under the Retention Plan (incorporated by reference to Exhibit 10.6 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006).

+10.27	—	Form of Restricted Stock Agreement for non-employee directors (incorporated by reference to Exhibit 10.7 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006).

10.28	—	Revolving Credit Agreement dated as of January 14, 1999 among Grey Wolf Drilling Company LP (as borrower), Grey Wolf, Inc. (as guarantor), The CIT Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders) (incorporated herein by reference to Exhibit 10.1 to Grey Wolf, Inc. current report on Form 8-K dated January 26, 1999).

10.29	—	First Amendment to Loan Agreement dated as of December 20, 2001, by and among Grey Wolf Drilling Company, LP (as borrower) and Grey Wolf, Inc. (as guarantor) and the CIT Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders) (incorporated herein by reference to Exhibit 10.11 to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 14, 2002).

Exhibit
No.		Documents
10.30	—	Second Amendment to Loan Agreement dated as of February 7, 2003 by and among Grey Wolf Drilling Company L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders) (incorporated herein by reference to Exhibit 10.24 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2002, filed March 16, 2003).

10.31	—	Third Amendment to Loan Agreement as of May 1, 2003, by and among Grey Wolf Drilling Company, L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 5, 2004).

10.32	—	Fourth Amendment to Loan Agreement as of March 31, 2004, by and among Grey Wolf Drilling Company L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

10.33	—	Fifth Amendment to the Loan Agreement dated December 31, 2004 by and among Grey Wolf Drilling Company, L.P. (as borrower,) Grey Wolf, Inc and various subsidiaries (as guarantor) and the CIT Business Credit, Inc. (as agent) and various financial institutions (as lenders) (incorporated by reference to Exhibit 10.6 of the Grey Wolf, Inc. Current Report on Form 8-K filed January 5, 2005).

10.34	—	Sixth Amendment to the Loan Agreement dated September 13, 2005 by and between Grey Wolf Drilling Company, L.P. (as borrower,) Grey Wolf Inc. and various subsidiaries (as guarantor) and the CIT Business Credit, inc. (as agent) and various financial institutions (as lenders) (incorporated by reference to Exhibit 10.7 of the Grey Wolf, Inc. Current Report on Form 8-K filed September 14, 2005).

*21.1	—	List of Subsidiaries of Grey Wolf, Inc.

*23.1	—	Consent of Independent Registered Public Accounting Firm, KPMG LLP

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

**32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

+	Management contract, compensation plan or arrangement

*	Filed herewith

**	Furnished, not filed, pursuant to Item 101(b) (32) of Regulation S-K.