Form 10-Q
period 2006-03-31
GREY WOLF INC
filed 2006-05-05
CIK 320186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☑
     The number of shares of the registrant’s common stock, par value $0.10 per share, outstanding at May 1, 2006, was 194,458,833.

GREY WOLF, INC. AND SUBSIDIARIES

grey wolf, inc. and subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	March 31	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$214,861	$173,145
Restricted cash	788	780
Accounts receivable, net of allowance of $2,674	183,481	159,438
Prepaids and other current assets	5,388	8,010
Deferred tax assets	4,379	4,222

Total current assets	408,897	345,595

Property and equipment:
Land, buildings and improvements	6,728	6,530
Drilling equipment	951,155	934,648
Furniture and fixtures	4,336	4,217

Total property and equipment	962,219	945,395
Less: accumulated depreciation	(458,668)	(445,430)

Net property and equipment	503,551	499,965

Rigs held for sale, net	—	5,524
Goodwill	10,377	10,377
Other noncurrent assets, net	19,764	7,574

	$942,589	$869,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$47,420	$61,087
Accrued workers’ compensation	6,668	6,575
Payroll and related employee costs	6,407	12,131
Accrued interest payable	2,323	2,156
Current income taxes payable	33,973	6,141
Other accrued liabilities	10,804	7,059

Total current liabilities	107,595	95,149

Contingent convertible senior notes	275,000	275,000
Other long-term liabilities	13,989	12,403
Deferred income taxes	120,175	117,251

Commitments and contingent liabilities	—	—

Shareholders’ equity:
Series B Junior Participating Preferred stock, $1 par value; 250,000 shares authorized; none outstanding	—	—
Common stock, $0.10 par value; 300,000,000 shares authorized; 194,454,249 and 192,625,650 issued and outstanding, respectively	19,446	19,263
Additional paid-in capital	376,178	374,012
Retained earnings (deficit)	30,206	(24,043)

Total shareholders’ equity	425,830	369,232

	$942,589	$869,035

See accompanying notes to consolidated financial statements

grey wolf, inc. and subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Contract drilling revenue	$222,879	$149,992

Costs and expenses:
Drilling operations	122,860	92,935
Depreciation and amortization	17,148	14,302
General and administrative	5,317	3,922
Gain on sale of assets	(9,515)	(18)

Total costs and expenses	135,810	111,141

Operating income	87,069	38,851

Other income (expense):
Interest income	2,116	432
Interest expense	(3,269)	(2,599)

Other expense, net	(1,153)	(2,167)

Income before income taxes	85,916	36,684

Income tax expense:
Current	28,900	1,172
Deferred	2,767	12,468

Total income tax expense	31,667	13,640

Net income	$54,249	$23,044

Net income per common share (Note 2):
Basic	$0.28	$0.12

Diluted	$0.24	$0.10

Weighted average common shares outstanding:
Basic	192,541	190,273

Diluted	236,001	234,344

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands)

		Common
		Stock,	Additional
	Common	$0.10 Par	Paid-in	Retained Earnings
	Shares	Value	Capital	(Deficit)	Total
Balance, December 31, 2004	190,136	19,014	363,148	(144,680)	237,482

Exercise of stock options	2,292	229	7,844	—	8,073

Tax benefit of stock option exercises	—	—	2,842	—	2,842

Issuance of restricted stock	198	20	(20)	—	—

Stock-based compensation expense	—	—	198	—	198

Comprehensive net income	—	—	—	120,637	120,637

Balance, December 31, 2005	192,626	19,263	374,012	(24,043)	369,232

Exercise of stock options	290	29	967	—	996

Tax benefit of stock option exercises	—	—	403	—	403

Issuance of restricted stock	1,539	154	(154)	—	—

Stock-based compensation expense	—	—	950	—	950

Comprehensive net income	—	—	—	54,249	54,249

Balance, March 31, 2006 (Unaudited)	194,455	$19,446	$376,178	$30,206	$425,830

See accompanying notes to consolidated financial statements

grey wolf, inc. and subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$54,249	$23,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,148	14,302
Deferred income taxes	2,767	12,027
Gain on sale of assets	(9,515)	(18)
Stock-based compensation expense	950	37
Excess tax benefit of stock option exercises	(225)	446
Net effect of changes in assets and liabilities related to operating accounts	138	(9,704)

Cash provided by operating activities	65,512	40,134

Cash flows from investing activities:
Property and equipment additions	(27,985)	(24,848)
Proceeds from sale of property and equipment	15,641	529
Deposits for new rig purchases	(12,673)	—

Cash used in investing activities	(25,017)	(24,319)

Cash flows from financing activities:
Proceeds from exercise of stock options	996	1,321
Excess tax benefit of stock option exercises	225	—

Cash provided by financing activities	1,221	1,321

Net increase in cash and cash equivalents	41,716	17,136
Cash and cash equivalents, beginning of period	173,145	71,710

Cash and cash equivalents, end of period	$214,861	$88,846

Supplemental cash flow disclosure:
Cash paid for interest	$2,887	$769

Cash paid for taxes	$625	$170

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
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2006 and the results of operations and cash flows for the periods indicated. All intercompany transactions have been eliminated. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements in accordance with U.S. GAAP have been omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per share amounts)
Numerator:
Net income	$54,249	$23,044

Add interest expense on contingent convertible senior notes, net of related tax effects	1,902	1,495

Adjusted net income–diluted	$56,151	$24,539

Denominator:
Weighted average common shares outstanding	192,541	190,273

Effect of dilutive securities:
Options – treasury stock method	893	1,614
Restricted stock – treasury stock method	110	—
Contingent convertible senior notes	42,457	42,457

Weighted average common shares outstanding-diluted	236,001	234,344

Earnings per common share:
Basic	$0.28	$0.12

Diluted	$0.24	$0.10

     For the three months ended March 31, 2006 and 2005, 1,736,699 shares of restricted stock and 199,950 shares of restricted stock, respectively, were excluded from the computation of basic EPS as the restricted stock vesting conditions had not been met. Also, for the three months ended March 31, 2006, no stock options or shares of restricted stock were excluded from the computation of diluted EPS as being anti-dilutive. For the three months ended March 31, 2005, 904,160 stock options to purchase common shares and 124,413 shares of restricted stock, each calculated on a weighted-average basis, were excluded from the computation of diluted EPS as the effects of these securities were anti-dilutive.
Share-Based Payment Arrangements
     At March 31, 2006, the Company had stock-based compensation plans with employees and directors, which are more fully described in Note 7. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no stock-based employee compensation expense was recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified-prospective transition method. Under that transition method, compensation expense

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
recognized for the three months ended March 31, 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Costs related to unearned restricted stock awards which were previously presented separately within shareholders’ equity, are now included in additional paid-in capital. Results for prior periods have not been restated. The Company records compensation expense over the requisite service period using the straight-line method. The fair value of each stock option was estimated on the date of grant using the Black-Scholes-Merton option-valuation model. The key input variables used in valuing the options granted for the three months ended March 31, 2006 were: risk-free interest rate based on three-year Treasury strips of 4.89%; dividend yield of zero; stock price volatility of 39% based on historical volatility of the Company’s stock with consideration given to implied volatilities from traded options on the Company’s stock; and expected option lives of three years based on historical stock option exercise data and future expectations.
     Prior to the adoption of SFAS No.123(R), the Company presented tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the tax benefit associated with compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $225,000 excess tax benefit for the three months ended March 31, 2006, classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).
     A summary of the Company’s stock option activity as of March 31, 2006, and changes during the three months then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life(1)	Value
	(in thousands)			(in thousands)
Outstanding at January 1, 2006	4,253	$3.83
Granted	340	7.34
Exercised	(290)	3.44
Forfeited	(33)	4.67

Outstanding at March 31, 2006	4,270	$4.12	6.44	$14,157

Exercisable at March 31, 2006	2,395	$3.69	5.30	$8,972

(1)	Represents weighted average remaining contractual life in years.
     The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and March 31, 2005 was $2.35 and $2.97, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and March 31, 2005 was $1.2 million and $1.3 million, respectively.
     As of March 31, 2006, there was $4.2 million of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted-average period of 2.5

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
years. The amount of stock options expensed for the three months ended March 31, 2006 was $568,000.
     A summary of the status of the Company’s shares of restricted stock as of March 31, 2006, and changes during the three months ended March 31, 2006 is presented below:

		Weighted-Average
		Grant-Date Fair
	Shares	Value
	(in thousands)
Non-vested at January 1, 2006	198	$5.73
Granted	1,551	7.34
Forfeited	(12)	5.60

Non-vested at March 31, 2006	1,737	$7.17

     As of March 31, 2006, there was $8.8 million of total unrecognized compensation cost related to shares of restricted stock. That cost is expected to be recognized over a weighted-average period of 3.0 years. The amount of shares of restricted stock expensed for the three months ended March 31, 2006 was $382,000. The weighted-average grant-date fair value per share of restricted stock granted during the three months ended March 31, 2005 was $5.60. No shares vested during the three months ended March 31, 2006 and 2005.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted for the three months ended March 31, 2005.

Three Months
Ended
March 31,
2005
Net income, as reported	$23,044
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	23
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(603)

Pro forma net income	$22,464

Basic earnings per share
As reported	$0.12
Pro forma	$0.12
Diluted earnings per share
As reported	$0.10
Pro forma	$0.10
     For purposes of determining compensation expense using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes-Merton option-valuation model. The key input variables used in valuing the options granted in 2005 were: risk-free interest rate based on five-

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
year Treasury strips of 3.86% to 4.46%; dividend yield of zero; stock price volatility of 53% to 57%; and expected option lives of five years.
Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements of accounting for and reporting of a change in accounting principle. SFAS No. 154 requires, among other things, retrospective application of a voluntary change in accounting principle. Previously, voluntary changes in accounting principle were accounted for by including a one-time cumulative effect in the period of change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard as of the effective date and there was no material impact on the consolidated financial statements as a result of this adoption.
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
     The Company currently believes that it is more likely than not that future earnings and reversal of deferred tax liabilities will be sufficient to permit the Company to utilize its deferred tax assets recorded at March 31, 2006.
(4)	Long-Term Debt
Long-term debt consists of the following (amounts in thousands):

	March 31,	December 31,
	2006	2005
3.75% Contingent Convertible Senior Notes due May 2023	$150,000	$150,000
Floating Rate Contingent Convertible Senior Notes due April 2024	125,000	125,000

	275,000	275,000

Less current maturities	—	—

Long-term debt	$275,000	$275,000

Floating Rate Notes
     The Floating Rate Contingent Convertible Senior Notes due April 2024 (the “Floating Rate Notes”) bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. The per annum interest rate will never be less than zero or more than 6.00%. For the three months ended March 31, 2006, the interest rate on the Floating Rate Notes was 4.53%. The Floating Rate

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Notes mature on April 1, 2024 and are convertible into shares of the Company’s common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share. The Floating Rate Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are not significant.
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
     The Floating Rate Notes did not meet the criteria for conversion into common stock at any time during the quarter ended March 31, 2006.
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
     As of October 1, 2005 and through March 31, 2006, the 3.75% Notes were convertible into shares of the Company’s common stock because one of the triggering events permitting note holders to convert their 3.75% Notes occurred during the third and fourth quarters of 2005. The triggering event was that the closing price per share of the Company’s common stock exceeded 110% of the conversion price ($7.10 per share) of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days ended on both September 30, 2005 and December 31, 2005. As of March 31, 2006, none of the note holders had exercised their right to convert the 3.75% Notes into shares of the Company’s common stock.
     The 3.75% Notes ceased being convertible after March 31, 2006 because this triggering event was not met during the first quarter of 2006.
CIT Facility
     The Company’s subsidiary Grey Wolf Drilling Company L.P. has a $100.0 million credit facility with the CIT Group/Business Credit, Inc. (the “CIT Facility”) which expires December 31, 2008. The CIT Facility provides the Company with the ability to borrow up to the lesser of $100.0 million or 50% of

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
     The CIT Facility allows the Company to repurchase shares of its common stock, pay dividends to its shareholders, and make prepayments on the 3.75% Notes and the Floating Rate Notes. However, as defined by the CIT Facility, all of the following conditions must be met to enable the Company to make payments for any of the above-mentioned reasons: (i) payments may not exceed $150.0 million in the aggregate, (ii) no Default or Event of Default shall exist at the time of any such payments, (iii) at least $35.0 million of Availability (availability under the CIT Facility plus cash on hand) exists immediately after any such payments, and (iv) the Company must provide CIT Group/Business Credit, Inc. three Business Days prior written notice of any such payments.
     The Company currently has no outstanding balance under the CIT Facility and had $26.9 million of undrawn, standby letters of credit at March 31, 2006. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT Facility.
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The 2003 Plan replaced the Company’s 1996 Employee Stock Option Plan (the “1996 Plan”) but all outstanding options previously granted will continue to be exercisable subject to the terms and conditions of such grants. The 1996 Plan allowed for grants of non-statutory options to purchase shares of the Company’s common stock, but no further grants of common stock will be made under the 1996 Plan. The 2003 Plan reserves a maximum of 17.0 million shares of the Company’s common stock underlying all equity-based awards, but is reduced by the number of shares subject to previous grants under the 1996 Plan. At March 31, 2006, there were 3.9 million shares of the Company’s common stock available for grant under the 2003 Plan until March 2013. Prior to 2003, the Company also granted options under stock option agreements with its directors that are outside of the 1996 Plan and the 2003 Plan. At March 31, 2006, these individuals had options outstanding to purchase an aggregate of 850,500 shares of the Company’s common stock.
     The exercise price of stock options approximates the fair market value of the stock at the time the option is granted. A portion of the outstanding options became exercisable upon issuance and the remaining become exercisable in varying increments over three to five year periods. The options expire on the tenth anniversary of the date of grant.
     As of March 31, 2006, the Company had 1.7 million shares of restricted common stock outstanding (net of cancellations of 11,950 shares during the three months ended March 31, 2006) under the 2003 Plan, which vest over periods from three to five years. Each share of restricted common stock entitles the holder to one vote and the shares are only restricted due to vesting conditions. As discussed in Note 2, the Company records expense for the value of these shares on a straight-line basis over the vesting period in accordance with SFAS No. 123(R).
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
     For the three months ended March 31, 2006 there was one customer representing approximately 11% of the Company’s revenue. For the three months ended March 31, 2005 there were no customers representing greater than 10% of the Company’s revenue.
(9)	Goodwill and Intangible Assets
     The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The intangible assets represent customer contracts and related relationships acquired and are being amortized over the useful life of three years. Amortization expense related to these intangible assets was $267,000 for the three months ended March 31, 2006. Accumulated amortization was $2.1 million at March 31, 2006. Amortization expense

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
related to these intangible assets over the next five fiscal years will be: 2006 — $1.1 million; 2007 — $219,000; and thereafter — $0. The $1.1 million net balance of these intangible assets was included in net other noncurrent assets on the consolidated balance sheet.
(10)	Sale of Rigs
     On January 3, 2006, the Company completed the sale of five of its rigs formerly held for refurbishment to a private company. The Company received $15.3 million in cash in exchange for the five rigs, which resulted in a pre-tax gain of $9.4 million during the three months ended March 31, 2006.
(11)	Subsequent Event
     During the first quarter of 2006, the Company experienced a fire on one of its 2,000 horsepower diesel electric rigs, which was drilling under a daywork contract in South Louisiana. The fire resulted in a total loss of the rig and one of the Company’s top drives which was being used on this rig. On April 6, 2006, the Company filed a claim with its insurance carriers to recoup this loss and expects to receive proceeds of approximately $11.1 million during the second quarter of 2006. As of March 31, 2006, the net book value of the rig and top drive, which was a combined $6.9 million at the time of the loss, was written off and an insurance receivable was recorded for the same amount. Upon receipt of the insurance proceeds, the Company will realize a gain for the proceeds received in excess of $6.9 million.

GREY WOLF, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein and with our audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2005.
Overview
     We are a leading provider of contract oil and gas land drilling services in the United States with a fleet, at May 1, 2006, of 114 rigs, of which 111 are marketed. Our customers include independent producers and major oil and gas companies. We conduct our operations through our subsidiaries in what we believe to be the best natural gas producing regions in the United States.
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
Rig Activity
     With historically strong commodity prices funding our customers’ drilling programs, we believe the market for land rigs continues to be exceptional and demand exceeds the available supply of rigs. The land rig count at April 28, 2006, per the Baker Hughes rotary rig count, is over 1,480 rigs. Our average rigs working has also continued to escalate because of this demand. For the week ended April 28, 2006, we had an average of 109 rigs working. The table below shows the average number of land rigs working in the United States according to the Baker Hughes rotary rig count and the average number of our rigs working.

	2004	2005					2006
Domestic
Land Rig	Full					Full		4/1
Count	Year	Q-1	Q-2	Q-3	Q-4	Year	Q-1	to 4/28
Baker Hughes	1,074	1,153	1,218	1,307	1,375	1,263	1,417	1,480

Grey Wolf	85	98	99	103	108	102	109	109
     During the first quarter of 2006, we sold five of our rigs previously available for refurbishment for $15.3 million in cash, resulting in a pre-tax gain of $9.4 million. These five rigs had not worked for several years.

Term Contracts
     We continue to enter into long-term contracts and, as of May 1, 2006, have 73 rigs working under such contracts. The Company has approximately 18,700 days or an average of 68 rigs contracted for the remaining three quarters of 2006, 11,900 days or an average of 33 rigs committed under term contracts in 2007, and 3,600 days or an average of 10 rigs committed in 2008. These contracts range in length from one to three years but end at various times over this period providing an opportunity to reprice at then-current market rates. The average increase in the contracted revenue per day on long-term contracts renewed during the past few months is approximately $5,800. These contracts should provide revenue of $435.9 million in 2006 and $244.0 million in 2007.
     Our term contracts typically include a per day rig cancellation fee approximately equal to the dayrate under the contract less estimated operating expenses for the unexpired term of the contract. In addition, we are able to pass the cost of any labor increases on to our customers through our dayrates on all daywork contracts, including term contracts.
Drilling and Contract Rates
     Improvements in the level of land drilling in the United States, spurred by strong commodity prices, positively impacted the dayrates we are currently receiving for our rigs. Our dayrates rose an average of $1,500 per rig day, or 10% across all rigs and market areas in the first quarter of 2006 from the fourth quarter of 2005. A rig day is defined as a twenty-four hour period in which a rig is under contract and should be earning revenue. As of May 1, 2006, our leading edge rates have risen to between $18,500 and $26,000 per rig day, without fuel or top drives.
     In addition to our fleet of drilling rigs, we owned 16 top drives at May 1, 2006, for which our rates are up to $3,000 per rig day, at that date. Rates for our top drives are in addition to the above stated rates for our rigs.
Turnkey and Footage Contract Activity
     Turnkey and footage work is an important part of our business and operating strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher revenues and earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) per rig day worked than under daywork contracts. However, under turnkey and footage contracts we are typically required to bear additional operating costs (such as drill bits) and risk (such as loss of hole) that would otherwise be assumed by the customer under daywork contracts. For the quarter ended March 31, 2006, our turnkey and footage EBITDA was $19,294 per rig day, compared to daywork EBITDA of $9,820 per rig day. For the quarter ended March 31, 2006, turnkey and footage work represented 11% of total days worked compared to 11% of total days worked during the fourth quarter of 2005 and 9% in the first quarter of 2005.
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
Financial Outlook
     We believe the outlook for oil and natural gas prices, as well as the outlook for land drilling contractors, remains positive. As of May 1, 2006 the NYMEX twelve-month strip for oil was $76.35 per barrel. Gas prices showed some decline in the past months because of the warm winter experienced in the

United States, but have recently rebounded with the corresponding strip for natural gas at $9.12 per MMBTU.
     We anticipate that the fundamentals reflected in these strong commodity prices will contribute to the continued strength and duration of the energy cycle, benefiting the land drilling industry. We will continue to focus on maintaining a strong balance sheet by reducing our net debt position (debt less cash) as well as making investment decisions that we believe provide quality returns and enhance shareholder value.
     Strong demand has made it imperative to retain experienced crews so that we provide superior service to our customers and operate our rigs safely and efficiently. As a result, beginning in May 2006, we are providing a wage increase totaling approximately $540 per day to rig-based personnel. This wage increase will be contractually passed through to all our daywork customers in the form of higher dayrates.
     We will recognize a gain in the second quarter of 2006 for insurance proceeds received in excess of the net book value written off in the first quarter of 2006 following an extensive fire that destroyed a 2,000 horsepower rig in March. The total amount of proceeds expected to be received is approximately $11.1 million. The rig will be replaced at a cost of approximately $11.0 million by using spare components and new components to construct a 2,000 horsepower diesel electric rig expected to be placed into service by the end of this year.
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
     After the loss of the rig in March, our rig fleet includes 111 marketed rigs and three rigs available for refurbishment. We intend to reactivate all three of our remaining rigs available for refurbishment in 2006, significantly upgrading each at an average capital expenditure of approximately $11.8 million. These three 3,000 horsepower rigs have been committed under term contracts with one expected to begin operations in the second quarter and the other two in the third quarter. It is expected in the aggregate that the term contracts will recover, after projected operating expense, all of the incremental capital expended in their redeployment. Our marketed rig fleet will total 119 rigs following the reactivation of the three rigs available for refurbishment, the replacement of the 2,000 horsepower rig, and the delivery of four new rigs in 2006 that are on order as previously announced.
     We may need to purchase drill pipe for these rigs based upon inventory levels at the time of reactivation. The cost of drill pipe, at current prices, could range from $700,000 to $1.5 million for each rig. As dayrates increase and demand within the industry continues to strengthen, the cost of equipment we purchase and services we obtain may continue to increase as we move through 2006.
     Based on anticipated levels of activity and dayrates the Company expects to average 109 rigs working and to generate EBITDA of approximately $107.8 million during the second quarter of 2006. Depreciation expense of approximately $17.6 million and interest expense of approximately $3.5 million is anticipated. Net income per share is expected to be approximately $0.24 on a diluted basis, using a tax rate of approximately 37% based upon the expected net income of $54.5 million for the quarter. These projected results include an approximate after-tax gain of $2.5 million related to insurance proceeds expected to be received to recover the loss of the rig damaged by fire. We expect to average 12 rigs working under turnkey and footage contracts during the second quarter of 2006; however, there can be no assurance that we will be able to maintain the current level of activity or EBITDA derived from turnkey and footage contracts.

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
     The demand for land drilling services is cyclical and has historically resulted in fluctuations in rig utilization. We believe the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. The likelihood of an asset impairment increases during extended periods of low rig utilization. Each year we evaluate our rigs held for refurbishment and determine our intentions for their future use. This evaluation takes into consideration, among other things, the physical condition and marketability of the rig, and projected reactivation or refurbishment cost. To the extent that our estimates of refurbishment and reactivation cost, undiscounted future net cash flows or fair market value change or there is a deterioration in the physical condition of the rigs held for refurbishment, we could be required under SFAS No. 144 to record an impairment charge. In 2005, we decided to utilize the component parts of seven rigs previously held for refurbishment as spare equipment. There was no impairment as a result of this decision. During the first three months of 2006, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable.
     In addition to our 111 marketed rigs, we have three rigs being refurbished at May 1, 2006. The estimated average per rig cost to reactivate these rigs is $11.8 million, excluding drill pipe. We may also need to purchase drill pipe for these rigs based upon inventory levels at the time of reactivation. The cost of drill pipe, at current prices, could range from $700,000 to $1.5 million for each rig. The net book value of the rigs being refurbished at March 31, 2006 was $10.0 million.
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
     Goodwill represents the excess of costs over the fair value of assets of businesses acquired. None of the goodwill resulting from this acquisition is deductible for tax purposes. We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of this Statement. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” During the first three months of 2006, no impairment of our goodwill and intangible assets was recorded.
Revenue Recognition
     Revenues are earned under daywork, turnkey and footage contracts. Revenue from daywork and footage contracts is recognized when it is realized or realizable and earned. On daywork contracts, revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. On footage contracts revenue is recognized based on the number of feet that have been drilled at fixed rates stipulated by the contract. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date compared to our estimate of the total contract costs. Under the percentage-of-completion method, we make estimates of the total contract costs to be incurred, and to the extent these estimates change, the amount of revenue recognized could be affected. The significance of the accrued turnkey revenue varies from period to period depending on the overall level of demand for our services and the portion of that demand that is for turnkey services. At March 31, 2006, there were eight turnkey wells in progress versus nine wells at March 31, 2005, with accrued revenue of $13.7 million and $13.8 million, respectively at such dates. Anticipated losses, if any, on uncompleted contracts are recorded at the time our estimated costs exceed the contract revenue.
Insurance Accruals
     We maintain insurance coverage related to workers’ compensation and general liability claims up to $1.0 million per occurrence with an aggregate of $2.0 million for general liability claims. These policies include deductibles of $500,000 per occurrence for workers’ compensation coverage and

$250,000 per occurrence for general liability coverage. If losses should exceed the workers’ compensation and general liability policy amounts, we have excess liability coverage up to a maximum of $100.0 million. At March 31, 2006 and December 31, 2005, we had $18.4 million and $18.1 million, respectively, accrued for losses incurred within the deductible amounts for workers’ compensation and general liability claims and for uninsured claims. These amounts are included in current accrued workers’ compensation and other long-term liabilities on the balance sheet.
     The amount accrued for the provision for losses incurred varies depending on the number and nature of the claims outstanding at the balance sheet dates. In addition, the accrual includes management’s estimate of the future cost to settle each claim such as future changes in the severity of the claim and increases in medical costs. We use third parties to assist us in developing our estimate of the ultimate costs to settle each claim, which is based upon historical experience associated with the type of each claim and specific information related to each claim. The specific circumstances of each claim may change over time prior to settlement and as a result, our estimates made at the balance sheet dates may change.
Income Taxes
     We are subject to income and other similar taxes in all areas in which we operate. When recording income tax expense, certain estimates are required because: (a) income tax returns are generally filed months after the close of our annual accounting period; (b) tax returns are subject to audit by taxing authorities and audits can often take years to complete and settle; and (c) future events often impact the timing of when we recognize income tax expenses and benefits. We have deferred tax assets mostly relating to workers compensation liabilities. We routinely evaluate all deferred tax assets to determine the likelihood of their realization. We have not recorded a valuation allowance as of March 31, 2006 and 2005.
     In addition, as of March 31, 2006 and 2005 we had $17.4 million and $20.2 million, respectively, in permanent differences which relate to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent differences will be reduced as the assets are depreciated for financial accounting purposes on a straight-line basis over the next seven years. As the amortization of these permanent differences is a fixed amount, our effective tax rate varies widely based upon the current level of income or loss.
Financial Condition and Liquidity
The following table summarizes our financial position as of March 31, 2006 and December 31, 2005.

	March 31, 2006		December 31, 2005
	(Unaudited)
	(Dollars in thousands)
	Amount	%	Amount	%
Working capital	$301,302	36	$250,446	32
Property and equipment, net	503,551	61	499,965	65
Goodwill	10,377	1	10,377	1
Other noncurrent assets	19,764	2	13,098	2

Total	$834,994	100	$773,886	100

Long-term debt	$275,000	33	$275,000	35
Other long-term liabilities	134,164	16	129,654	17
Shareholders’ equity	425,830	51	369,232	48

Total	$834,994	100	$773,886	100

Significant Changes in Financial Condition
     The significant changes in our financial position from December 31, 2005 to March 31, 2006 are an increase in working capital of $50.9 million and an increase in shareholders’ equity of $56.6 million. The increase in working capital is primarily the result of higher balances in cash and cash equivalents, accounts receivable, as well as lower accounts payable, partially offset by higher current income taxes payable. The increase in cash and cash equivalents is due to more rigs working and increased dayrates as well as to the proceeds from the sale of five of our rigs previously held for refurbishment during the first quarter of 2006. The increase in accounts receivable is due to more rigs working, increased dayrates and the receivable recorded in the first quarter of 2006 in connection with a portion of the insurance proceeds that are to be collected during the second quarter of 2006 related to the loss of one of our rigs and top drives. The accounts payable balance is lower due primarily to the timing of payments made on our trade payables. The increase in current income taxes payable is due to the accrual of current income taxes for 2005 as well as the first quarter of 2006. The increase in shareholders’ equity is primarily due to the net income for the period.
Floating Rate Notes
     The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05% but will never be less than zero or more than 6.00%. For the three months ended March 31, 2006, the interest rate on the Floating Rate Notes was 4.53%. For the second quarter of 2006, the interest rate has been set at 4.94%. These notes mature on April 1, 2024. The Floating Rate Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share. The Floating Rate Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are not significant.
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

     As of October 1, 2005, and through the first quarter of 2006, the 3.75% Notes were convertible into shares of our common stock because one of the triggering events permitting note holders to convert their 3.75% Notes occurred during the third and fourth quarters of 2005. The triggering event was that the closing price per share of our common stock exceeded 110% of the conversion price ($7.10 per share) of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days ended on both September 30, 2005 and December 31, 2005. As of March 31, 2006, none of the note holders had exercised their right to convert the 3.75% Notes into shares of our common stock. The 3.75% Notes ceased being convertible after March 31, 2006 because this triggering event was not met during the first quarter of 2006.
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
     The CIT Facility allows us to repurchase shares of our common stock, pay dividends to our shareholders, and make prepayments on the 3.75% Notes and the Floating Rate Notes. However, as defined by the CIT Facility, all of the following conditions must be met to enable us to make payments for any of the above-mentioned reasons: (i) payments may not exceed $150.0 million in the aggregate, (ii) no Default or Event of Default shall exist at the time of any such payments, (iii) at least $35.0 million of Availability (availability under the CIT Facility plus cash on hand) exists immediately after any such payments, and (iv) we must provide CIT Group/Business Credit, Inc. three Business Days prior written notice of any such payments.
     As of the date of this report, we did not have an outstanding balance under the CIT Facility and had $26.9 million of undrawn, standby letters of credit. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.

Cash Flow
     The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
	(Unaudited)
Net cash provided by (used in):

Operating activities	$65,512	$40,134
Investing activities	(25,017)	(24,319)
Financing activities	1,221	1,321

Net increase in cash	$41,716	$17,136

     Our cash flows from operating activities are affected by a number of factors including the number of rigs working under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow from operating activities provided $65.5 million and $40.1 million during the first three months of 2006 and 2005, respectively. The increase in cash flow from operating activities for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is due primarily to an increase in EBITDA and net income as a result of higher dayrates and rig activity.
     Cash flow used in investing activities for the three months ended March 31, 2006 consisted of $28.0 million of capital expenditures, $15.6 million in proceeds from the sale of property and equipment, and $12.7 million in deposits for new rig purchases. Capital expenditures in 2006 included costs for the reactivation of two rigs held for refurbishment. The $15.6 million in proceeds from the sale of property and equipment was primarily the result of the sale of five of our rigs previously available for refurbishment in the first quarter of 2006. For the three months ended March 31, 2005, cash flow used in investing activities consisted primarily of $24.8 million of capital expenditures. Capital expenditures in 2005 included costs for the reactivation of four rigs that were available for refurbishment. Capital expenditures in 2006 and 2005 also included betterments and improvements to our rigs, the acquisition of drill pipe and collars, and other capital items.
     Cash flow provided by financing activities for the three months ended March 31, 2006 consisted primarily of proceeds of $996,000 from the exercise of stock options. Cash flow provided by financing activities for the three months ended March 31, 2005 primarily consisted of the net proceeds of $1.3 million from the exercise of stock options.
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
     Capital expenditures for 2006 are projected to be between $200.0 million and $210.0 million, subject to the actual level of rig activity and the ultimate number of new rig purchases and rig reactivations. We expect to spend approximately $35.4 million to reactivate all three of our remaining 3,000 horsepower rigs held for refurbishment during 2006. Each is expected to be significantly upgraded.

One of these rigs is expected to start work in the second quarter of 2006 and the other two in the third quarter. We have obtained long-term contracts for these rigs which, in the aggregate, are expected to generate revenue of approximately $55.7 million over the term of the contracts. We believe that this revenue will be sufficient to recover, after operating expenses, our capital cost of refurbishing the rig.
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
Inflation and Changing Prices
     Contract drilling revenues do not necessarily track the changes in general inflation as they tend to respond to the level of activity on the part of the oil and gas industry in combination with the supply of equipment and the number of competing companies. Capital and operating costs are influenced to a larger extent by specific price changes in the oil and natural gas industry, demand for drilling services and to a lesser extent by changes in general inflation. Our daywork contracts generally allow us to pass wage increases, the most significant component of our operating costs, on to our daywork customers in the form of higher dayrates.
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
Reconciliation of Non-GAAP Financial Measures
     In the following discussion of the results of our operations and elsewhere in this filing, we use EBITDA and EBITDA per rig day. EBITDA is a non-GAAP financial measure under the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe that our disclosure of EBITDA per rig day as a measure of rig operating performance allows investors to make a direct comparison between us and our competitors, without regard to differences in capital structure or to differences in the cost basis of our rigs and those of our competitors. Investors should be aware, however, that there are limitations inherent in using this performance measure as a measure of overall company profitability because it excludes significant expense items such as depreciation expense and interest expense. An improving trend in EBITDA per rig day may not be indicative of an improvement in our overall profitability. To compensate for the limitations in utilizing EBITDA per rig day as an operating measure, our management also uses GAAP measures of performance including operating income (loss) and net income (loss) to evaluate performance but only with respect to the company as a whole and not on a per rig basis. In accordance with SEC rules, we have included below a reconciliation of EBITDA to net income, which is the nearest comparable GAAP financial measure.

			Projected
			Three Months
	Three Months Ended		Ending
	March 31,		June 30,
	2006	2005	2006
		(In thousands)
		(Unaudited)
Earnings before interest expense, taxes, depreciation and amortization	$106,333	$53,585	$107,800
Depreciation and amortization	(17,148)	(14,302)	(17,550)
Interest expense	(3,269)	(2,599)	(3,450)
Total income tax expense	(31,667)	(13,640)	(32,290)

Net income	$54,249	$23,044	$54,510

Comparison of the Three Months Ended March 31, 2006 and 2005
     The following table highlights rig days worked, contract drilling revenues, and EBITDA for our daywork and turnkey operations for the three months ended March 31, 2006 and 2005.

		Three Months Ended			Three Months Ended
		March 31, 2006			March 31, 2005
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations(1)	Total	Operations	Operations(1)	Total
	(Dollars in thousands except averages per rig day worked)
	(Unaudited)
Rig days worked	8,706	1,080	9,786	7,990	836	8,826

Contract drilling revenues	$164,367	$58,512	$222,879	$113,624	$36,368	$149,992
Drilling operations expenses	(84,481)	(38,379)	(122,860)	(66,446)	(26,489)	(92,935)
General and administrative expenses	(4,741)	(576)	(5,317)	(3,562)	(360)	(3,922)
Interest income	1,882	234	2,116	395	37	432
Gain on sale of assets	8,468	1,047	9,515	16	2	18

EBITDA	$85,495	$20,838	$106,333	$44,027	$9,558	$53,585

Average per rig day worked:
Contract drilling revenues	$18,880	$54,178	$22,775	$14,221	$43,502	$16,994
EBITDA	$9,820	$19,294	$10,866	$5,510	$11,433	$6,071

(1)	Turnkey operations include the results from turnkey and footage contracts.
     Our EBITDA increased by $52.7 million, or 98%, to $106.3 million for the quarter ended March 31, 2006 from $53.6 million for the quarter ended March 31, 2005. The increase resulted from a $41.4 million increase in EBITDA from daywork operations and a $11.3 million increase in EBITDA from turnkey operations. On a per rig day basis, our EBITDA increased by $4,795 per rig day, or 79%, to $10,866 in the first quarter of 2006 from $6,071 for the same period in 2005. This increase included a $4,310 per rig day increase from daywork operations and a $7,861 per rig day increase from turnkey operations. Total general and administrative expenses increased by $1.4 million due primarily to the expensing of stock options and restricted stock in the first quarter of 2006 as well as to higher payroll and long-term incentive costs. Total interest income increased by $1.7 million due to higher cash balances and higher interest rates during the first quarter of 2006 compared with the same period in 2005. Gain on sale of assets increased by $9.5 million during the first quarter of 2006 compared to the first quarter of

2005 due primarily to the sale of five of our rigs previously available for refurbishment in January of 2006.
Daywork Operations
     The increase in daywork EBITDA discussed above was due in part to an increase of 716 rig days worked on daywork contracts in the first quarter of 2006 when compared with the first quarter of 2005. This 9% increase in rig days worked was due to overall higher demand for our services. Higher dayrates in the first quarter of 2006 versus the same period in 2005 contributed more significantly to the increase. Contract drilling revenue per rig day increased $4,659, or 33%. This increase includes an approximate $500 average per rig day wage increase that went into effect on June 1, 2005 which was contractually passed on to our customers in the form of higher dayrates. Expenses increased overall, and on a per rig day basis, due to higher activity levels as well as several other factors, including the above-mentioned wage increase and the retention and incentive program implemented in November 2005 to retain experienced personnel.
Turnkey Operations
     Turnkey EBITDA was higher in the first quarter of 2006 due to higher revenue on a per rig day basis. Increasing daywork dayrates are considered in our turnkey bid process and resulted in price increases for our turnkey operations. These price increases, which were due in part to the wage increase discussed above that took effect on June 1, 2005, resulted in the higher revenue. Also, differences in the complexity and success of the wells drilled between the two periods contributed to the increased EBITDA.
Other
     Depreciation and amortization expense increased by $2.8 million, or 20%, to $17.1 million for the three months ended March 31, 2006, compared to $14.3 million for the three months ended March 31, 2005. Depreciation and amortization expense is higher due to capital expenditures made during 2005 and the first three months of 2006, including the cost to refurbish rigs.
     Interest income increased by $1.7 million to $2.1 million for the three months ended March 31, 2006 from $432,000 for the same period in 2005. This increase is due to higher cash balances and higher interest rates when comparing the two periods.
     Interest expense increased by $670,000, or 26%, to $3.3 million in the first quarter of 2006 from $2.6 million in the first quarter of 2005. This increase is due primarily to a higher interest rate on our Floating Rate Notes during the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
     Our income tax expense increased by $18.1 million to $31.7 million for the three months ended March 31, 2006 compared to $13.6 million for the same period in 2005. The increase is due to the increased level of income. The Company also utilized all of its remaining net operating loss carryforwards in 2005 for federal tax purposes which has caused a significant increase in current versus deferred tax expense.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the Floating Rate Notes and the CIT Facility. The Floating Rate Notes bear interest at a per annum rate which is equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. We had $125.0 million of the Floating Rate Notes outstanding at March 31, 2006. A 1% change in the interest rate on the Floating Rate Notes would change our interest expense by $1.3 million on an annual basis. However, the annual interest on the Floating Rate Notes will never be below zero or more than 6.00%, which could yield interest expense ranging from zero to $7.5 million on an annual basis. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. We have no outstanding balance under the CIT Facility at May 1, 2006 and as such have no exposure under this facility to a change in interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicates to the issuer’s management including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:
•	business strategy;

•	demand for our services;

•	spending by our customers;

•	2006 rig activity and financial results;

•	projected depreciation expense and interest expense;

•	rigs expected to be engaged in turnkey and footage operations;

•	reactivation, timing and cost of reactivation of rigs available for refurbishment;

•	cost of building new rigs and delivery of these rigs;

•	projected dayrates;

•	the ability to recover our refurbishment costs or the purchase price of rigs from term contracts;

•	the availability and financial terms of term contracts;

•	projected tax rate;

•	expected insurance proceeds;

•	wage rates and retention of employees;

•	sufficiency of our capital resources and liquidity; and

•	depreciation and capital expenditures in 2006.
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
     Our forward-looking statements speak only as of the date specified in such statements or, if no date is stated, as of the date of this report. Grey Wolf, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or with regard to any change in events, conditions or circumstances on which our forward-looking statements are based. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission for additional information concerning risk factors that could cause actual results to differ from the forward-looking statements.

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
GREY WOLF, INC.

Date: May 5, 2006	By:	/s/ David W. Wehlmann

David W. Wehlmann
Executive Vice President and
Chief Financial Officer

Date: May 5, 2006	By:	/s/ Kent D. Cauley

Kent D. Cauley
Vice President and Controller

Index to Exhibits
3.1	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).

3.2	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

4.1	Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.2	Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.3	Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.4	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes Due 2024 between the Company, the Guarantors, and J.P. Morgan Chase Bank, a New York banking corporation, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q dated May 5, 2004).

4.5	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

4.6	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JP Morgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2004).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

* 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

*	Filed herewith