Form 10-Q
period 2006-06-30
GREY WOLF INC
filed 2006-08-07
CIK 320186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Yes ☑           No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act, (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐           No ☑
     The number of shares of the registrant’s common stock, par value $0.10 per share, outstanding at July 31, 2006, was 192,885,474.

GREY WOLF, INC. AND SUBSIDIARIES

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$236,870	$173,145
Restricted cash	797	780
Accounts receivable, net of allowance of $2,674	181,302	159,438
Prepaids and other current assets	8,125	8,010
Deferred tax assets	4,808	4,222

Total current assets	431,902	345,595

Property and equipment:
Land, buildings and improvements	6,856	6,530
Drilling equipment	998,260	934,648
Furniture and fixtures	4,560	4,217

Total property and equipment	1,009,676	945,395
Less: accumulated depreciation	(476,302)	(445,430)

Net property and equipment	533,374	499,965

Rigs held for sale, net	—	5,524
Goodwill	10,377	10,377
Other noncurrent assets, net	19,283	7,574

	$994,936	$869,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$61,103	$61,087
Accrued workers’ compensation	7,633	6,575
Payroll and related employee costs	11,295	12,131
Accrued interest payable	2,461	2,156
Current income taxes payable	8,361	6,141
Other accrued liabilities	13,563	7,059

Total current liabilities	104,416	95,149

Contingent convertible senior notes	275,000	275,000
Other long-term liabilities	14,674	12,403
Deferred income taxes	124,414	117,251

Commitments and contingent liabilities	—	—

Shareholders’ equity:
Series B Junior Participating Preferred stock, $1 par value; 250,000 shares authorized; none outstanding	—	—
Common stock, $0.10 par value; shares authorized: 300,000,000; shares issued: 194,773,771 at June 30, 2006 and 192,625,650 at December 31, 2005; shares outstanding: 193,380,771 at June 30, 2006 and 192,625,650 at December 31, 2005	19,478	19,263
Additional paid-in capital	379,189	374,012
Treasury stock, at cost: 1,393,000 shares at June 30, 2006	(10,356)	—
Retained earnings (deficit)	88,121	(24,043)

Total shareholders’ equity	476,432	369,232

	$994,936	$869,035

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Contract drilling revenue	$239,590	$161,315	$462,469	$311,307

Costs and expenses:
Drilling operations	129,285	96,836	252,145	189,771
Depreciation and amortization	18,199	14,832	35,347	29,134
General and administrative	5,862	3,557	11,179	7,479
Gain on sale of assets	(22)	(60)	(9,537)	(78)
Gain on insurance proceeds	(4,159)	—	(4,159)	—

Total costs and expenses	149,165	115,165	284,975	226,306

Operating income	90,425	46,150	177,494	85,001

Other income (expense):
Interest income	3,065	724	5,181	1,156
Interest expense	(3,367)	(2,821)	(6,636)	(5,420)

Other expense, net	(302)	(2,097)	(1,455)	(4,264)

Income before income taxes	90,123	44,053	176,039	80,737

Income tax expense:
Current	28,398	3,197	57,298	4,369
Deferred	3,810	13,223	6,577	25,691

Total income tax expense	32,208	16,420	63,875	30,060

Net income	$57,915	$27,633	$112,164	$50,677

Net income per common share (Note 2):
Basic	$0.30	$0.14	$0.58	$0.27

Diluted	$0.25	$0.12	$0.49	$0.23

Weighted average common shares outstanding:
Basic	192,475	190,799	192,508	190,537

Diluted	236,748	234,938	236,374	234,642

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands)

	Common Stock		Additional	Treasury Stock		Retained
	Number of	Amount,	Paid-in	Number of	Amount,	Earnings
	Shares	at $0.10 par value	Capital	Shares	at cost	(Deficit)	Total
Balance, December 31, 2004	190,136	$19,014	$363,148	—	$—	$(144,680)	$237,482
Exercise of stock options	2,292	229	7,844	—	—	—	8,073
Tax benefit of stock option exercises	—	—	2,842	—	—	—	2,842
Issuance of restricted stock, net of forfeitures	198	20	(20)	—	—	—	—
Stock-based compensation expense	—	—	198	—	—	—	198
Comprehensive net income	—	—	—	—	—	120,637	120,637

Balance, December 31, 2005	192,626	19,263	374,012	—	—	(24,043)	369,232
Exercise of stock options	602	60	2,281	—	—	—	2,341
Tax benefit of stock option exercises	—	—	857	—	—	—	857
Issuance of restricted stock, net of forfeitures	1,546	155	(155)	—	—	—	—
Stock-based compensation expense	—	—	2,194	—	—	—	2,194
Purchase of treasury stock	(1,393)	—	—	1,393	(10,356)	—	(10,356)
Comprehensive net income	—	—	—	—	—	112,164	112,164

Balance, June 30, 2006 (Unaudited)	193,381	$19,478	$379,189	1,393	$(10,356)	$88,121	$476,432

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$112,164	$50,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,347	29,134
Deferred income taxes	6,577	24,163
Gain on sale of assets	(9,537)	(78)
Gain on insurance proceeds	(4,159)	—
Stock-based compensation expense	2,194	83
Excess tax benefit of stock option exercises	(416)	1,528
Net effect of changes in assets and liabilities related to operating accounts	(7,504)	2,351

Cash provided by operating activities	134,666	107,858

Cash flows from investing activities:
Property and equipment additions	(77,130)	(62,407)
Proceeds from sale of property and equipment	17,052	437
Insurance proceeds	9,409	—
Deposits for new rig purchases	(12,673)	—

Cash used in investing activities	(63,342)	(61,970)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,341	4,777
Excess tax benefit of stock option exercises	416	—
Purchase of treasury stock	(10,356)	—

Cash (used in) provided by financing activities	(7,599)	4,777

Net increase in cash and cash equivalents	63,725	50,665
Cash and cash equivalents, beginning of period	173,145	71,710

Cash and cash equivalents, end of period	$236,870	$122,375

Supplemental cash flow disclosure:
Cash paid for interest	$5,901	$4,575

Cash paid for taxes	$54,180	$254

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
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2006 and the results of operations and cash flows for the periods indicated. All intercompany transactions have been eliminated. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements in accordance with U.S. GAAP have been omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
(2) Significant Accounting Policies
Earnings Per Share
     Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the applicable period and excludes the nonvested portion of restricted stock. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock and shares issuable upon conversion of the Floating Rate Contingent Convertible Senior Notes due 2024 (the “Floating Rate Notes”) and the 3.75% Contingent Convertible Senior Notes due 2023 (the “3.75% Notes” and together with the Floating Rate Notes, referred to as the “Contingent Convertible Senior Notes”).
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Numerator:
Net income	$57,915	$27,633	$112,164	$50,677

Add interest expense on contingent convertible senior notes, net of related tax effects	2,035	1,623	3,937	3,118

Adjusted net income–diluted	$59,950	$29,256	$116,101	$53,795

Denominator:
Weighted average common shares outstanding	192,475	190,799	192,508	190,537

Effect of dilutive securities:
Options – treasury stock method	1,204	1,633	1,048	1,624
Restricted stock – treasury stock method	612	49	361	24
Contingent convertible senior notes	42,457	42,457	42,457	42,457

Weighted average common shares outstanding-diluted	236,748	234,938	236,374	234,642

Earnings per common share:
Basic	$0.30	$0.14	$0.58	$0.27

Diluted	$0.25	$0.12	$0.49	$0.23

     A summary of shares excluded from the computation of basic and diluted earnings per share is presented below for the applicable periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic earnings per share:
Unvested restricted stock	1,744,791	188,250	1,744,791	188,250

Diluted earnings per share:
Anti-dilutive stock options	377,339	—	488,884	452,080

Anti-dilutive restricted stock	—	5,302	—	64,858

Total anti-dilutive shares excluded from the computation of diluted earnings per share	377,339	5,302	488,884	516,938

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Share-Based Payment Arrangements
     At June 30, 2006, the Company had stock-based compensation plans with employees and directors, which are more fully described in Note 7. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no stock-based employee compensation expense was recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under that transition method, compensation expense recognized for the six months ended June 30, 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Costs related to unearned restricted stock awards which were previously presented separately within shareholders’ equity, are now included in additional paid-in capital. Results for prior periods have not been restated.
     The Company records compensation expense over the requisite service period using the straight-line method. The fair value of each stock option was estimated on the date of grant using the Black-Scholes-Merton option-valuation model. The key input variables used in valuing the options granted for the six months ended June 30, 2006 were: risk-free interest rate based on three-year Treasury strips of 4.89%; dividend yield of zero; stock price volatility of 39% based on historical volatility of the Company’s stock with consideration given to implied volatilities from traded options on the Company’s stock; and expected option lives of three years based on historical stock option exercise data and future expectations.
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     A summary of the Company’s stock option activity as of June 30, 2006, and changes during the six months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2006	4,253	$3.83
Granted	341	7.34
Exercised	(602)	3.90
Forfeited	(38)	4.58

Outstanding at June 30, 2006	3,954	$4.11	6.24	$14,192

Exercisable at June 30, 2006	2,053	$3.60	4.96	$8,411

     The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and June 30, 2005 was $2.35 and $2.97, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and June 30, 2005 was $2.5 million and $4.4 million, respectively.
     As of June 30, 2006, there was $3.6 million of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years. The amount of stock options expensed for the three and six months ended June 30, 2006 was $494,000 and $1.1 million, respectively.
     A summary of the status of the Company’s shares of restricted stock as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

		Weighted-Average
		Grant-Date Fair
	Shares	Value
	(in thousands)
Non-vested at January 1, 2006	198	$5.73
Granted	1,577	7.34
Forfeited	(31)	6.57

Non-vested at June 30, 2006	1,744	$7.17

     As of June 30, 2006, there was $8.1 million of total unrecognized compensation cost related to shares of restricted stock. That cost is expected to be recognized over a weighted-average period of 2.7 years. The amount of expense related to restricted stock for the three and six months ended June 30, 2006 was $750,000 and $1.1 million, respectively. The weighted-average grant-date fair value per share of restricted stock granted during the six months ended June 30, 2005 was $5.65. No shares vested during the six months ended June 30, 2006 and 2005.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted for the three and six months ended June 30, 2005 (in thousands, except per share amounts).

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net income, as reported	$27,633	$50,677
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	29	52
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(570)	(1,174)

Pro forma net income	$27,092	$49,555

Basic earnings per share
As reported	$0.14	$0.27
Pro forma	$0.14	$0.26
Diluted earnings per share
As reported	$0.12	$0.23
Pro forma	$0.12	$0.22
     For purposes of determining compensation expense using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes-Merton option-valuation model. The key input variables used in valuing the options granted in 2005 were: risk-free interest rate based on five-year Treasury strips of 3.86%; dividend yield of zero; stock price volatility of 57%; and expected option lives of five years.
Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements of accounting for and reporting of a change in accounting principle. SFAS No. 154 requires, among other things, retrospective application of a voluntary change in accounting principle. Previously, voluntary changes in accounting principle were accounted for by including a one-time cumulative effect in the period of change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard as of the effective date and there was no material impact on the consolidated financial statements as a result of this adoption.
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

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
     The Company currently believes that it is more likely than not that future earnings and reversal of deferred tax liabilities will be sufficient to permit the Company to utilize its deferred tax assets recorded at June 30, 2006.
(4) Long-Term Debt
     Long-term debt consists of the following (amounts in thousands):

	June 30,	December 31,
	2006	2005
3.75% Contingent Convertible Senior Notes due May 2023	$150,000	$150,000
Floating Rate Contingent Convertible Senior Notes due April 2024	125,000	125,000

	275,000	275,000

Less current maturities	—	—

Long-term debt	$275,000	$275,000

Floating Rate Notes
     The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. The per annum interest rate will never be less than zero or more than 6.00%. For the three months ended June 30, 2006, the interest rate on the Floating Rate Notes was 4.94%. The Floating Rate Notes mature on April 1, 2024 and are convertible into shares of the Company’s common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share. The Floating Rate Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are not significant.
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
     The Floating Rate Notes did not meet the criteria for conversion into common stock at any time during the quarters ended June 30, 2006 and March 31, 2006.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
     As of July 1, 2006, and at any time during the third quarter of 2006, the 3.75% Notes are convertible into shares of the Company’s common stock because one of the triggering events permitting note holders to convert their 3.75% Notes occurred in the second quarter. The triggering event was that the closing price per share of the Company’s common stock exceeded 110% of the conversion price ($7.10 per share) of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days ended on June 30, 2006. As of June 30, 2006, none of the note holders had exercised their right to convert the 3.75% Notes into shares of the Company’s common stock. The 3.75% Notes will cease to be convertible after September 30, 2006, unless the trading price of the Company’s common stock again exceeds (as it did in the second quarter) 110% of the conversion price of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days on the last trading day of the third quarter of 2006. In that event, the 3.75% Notes would remain convertible through the fourth quarter of 2006. The 3.75% Notes may also become convertible (or remain convertible) in the third quarter or other future periods if any of the other events that entitle holders to convert the 3.75% Notes occur.
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
     The CIT Facility allows the Company to repurchase shares of its common stock, pay dividends to its shareholders, and make prepayments on the 3.75% Notes and the Floating Rate Notes. However, all of

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
the following conditions must be met to enable the Company to make payments for any of the above-mentioned reasons: (i) payments may not exceed $150.0 million in the aggregate, (ii) no Default or Event of Default shall exist at the time of any such payments, (iii) at least $35.0 million of Availability (availability under the CIT Facility plus cash on hand) exists immediately after any such payments, and (iv) the Company must provide CIT Group/Business Credit, Inc. three Business Days prior written notice of any such payments. Capitalized terms used in the preceding sentence but not defined herein are defined in the CIT Facility.
     The Company currently has no outstanding balance under the CIT Facility and had $26.9 million of undrawn, standby letters of credit at June 30, 2006. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT Facility.
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
(7) Capital Stock and Option Plans
     The 2003 Incentive Plan (the “2003 Plan”) was approved by the Company’s shareholders in May 2003. The 2003 Plan authorizes the grant of the following equity-based awards:
•	incentive stock options;

•	non-statutory stock options;

•	restricted shares; and

•	other stock-based and cash awards.
     The 2003 Plan replaced the Company’s 1996 Employee Stock Option Plan (the “1996 Plan”) but all outstanding options previously granted will continue to be exercisable subject to the terms and conditions of such grants. The 1996 Plan allowed for grants of non-statutory options to purchase shares of the Company’s common stock, but no further grants of common stock will be made under the 1996 Plan. The 2003 Plan reserves a maximum of 17.0 million shares of the Company’s common stock underlying all equity-based awards, but is reduced by the number of shares subject to previous grants under the 1996 Plan. At June 30, 2006, there were 3.9 million shares of the Company’s common stock available for grant under the 2003 Plan until March 2013. Prior to 2003, the Company also granted options under stock option agreements with its directors that are outside of the 1996 Plan and the 2003 Plan. At June 30, 2006, these individuals had options outstanding to purchase an aggregate of 850,500 shares of the Company’s common stock.

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
     As of June 30, 2006, the Company had 1.7 million shares of restricted common stock outstanding (net of cancellations of 30,858 shares during the six months ended June 30, 2006) under the 2003 Plan, which vest over periods from three to five years. Each share of restricted common stock entitles the holder to one vote and the shares are only restricted due to vesting conditions. As discussed in Note 2, the Company records expense for the value of these shares on a straight-line basis over the vesting period in accordance with SFAS No. 123(R).
(8) Treasury Stock
     On May 25, 2006 the Company announced that its Board of Directors approved a plan authorizing the repurchase of up to $100.0 million of Grey Wolf common stock in open market or in privately negotiated block-trade transactions. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of the common stock, general market conditions, available cash and alternate investment opportunities. The stock repurchase program is subject to termination prior to completion. During the second quarter of 2006, the Company repurchased 1.4 million shares at a total price of $10.4 million. During July 2006, the Company purchased approximately 600,000 additional shares of common stock at a total cost of $3.9 million.
(9) Concentrations
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
     For the three and six months ended June 30, 2006, there was one customer representing approximately 12% of the Company’s revenue. For the three and six months ended June 30, 2005, there were no customers representing greater than 10% of the Company’s revenue.
(10) Goodwill and Intangible Assets
     The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The Company’s intangible assets represent customer contracts and related relationships acquired and are being amortized over the useful life of three years. Amortization expense related to these intangible assets was $267,000 during the second quarter of 2006 and $533,000 for the six months ended June 30, 2006. Accumulated amortization was $2.4 million at June 30, 2006. Remaining amortization expense related to these intangible assets will

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
be: 2006 — $1.1 million; 2007 — $286,000; and thereafter — $0. The $819,000 net balance of these intangible assets was included in net other noncurrent assets on the consolidated balance sheet.
(11) Sale of Rigs
     On January 3, 2006, the Company completed the sale of five of its rigs formerly held for refurbishment to a private company. The Company received $15.3 million in cash in exchange for the five rigs, which resulted in a pre-tax gain of $9.4 million during the three months ended March 31, 2006.
(12) Insurance Proceeds
     During the first quarter of 2006, the Company experienced a fire on one of its 2,000 horsepower diesel electric rigs, which was drilling under a daywork contract in South Louisiana. The fire resulted in a total loss of the rig and one of the Company’s top drives which was being used on this rig. The Company filed a claim with its insurance carriers to recoup this loss. The net book value of the rig and top drive was $6.9 million at the time of the loss. The Company recorded a gain of $4.2 million in the second quarter of 2006 resulting from the insurance proceeds.

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
Overview
     We are a leading provider of contract oil and gas land drilling services in the United States with a fleet, at July 31, 2006, of 114 rigs, of which 112 are marketed. Our customers include independent producers and major oil and gas companies. We conduct our operations through our subsidiaries in what we believe to be the best natural gas producing regions in the United States.
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
Rig Activity
     Historically strong commodity prices have benefited the land drilling industry. The land rig count at July 28, 2006, per the Baker Hughes rotary rig count, is 1,598 rigs. Our average rigs working have increased because of this demand. For the week ended July 28, 2006, we had an average of 108 rigs working and we anticipate that this average will rise with additions to our rig fleet. We added 11 rigs to our marketed fleet during 2005 and we expect to match that number during 2006 and early 2007. The table below shows the average number of land rigs working in the United States according to the Baker Hughes rotary rig count and the average number of our rigs working.

	2004	2005					2006
Domestic
Land Rig	Full					Full			7/1
Count	Year	Q-1	Q-2	Q-3	Q-4	Year	Q-1	Q-2	to 7/31
Baker Hughes	1,074	1,153	1,218	1,307	1,375	1,263	1,417	1,512	1,566
Grey Wolf	85	98	99	103	108	102	109	108	108
Term Contracts
     We continue to enter into long-term contracts and as of July 31, 2006, have 76 rigs working under such contracts. We have approximately 14,500 days, or an average of 79 rigs, contracted for the remaining two quarters of 2006, 16,900 days, or an average of 46 rigs, committed under term contracts in 2007, and 5,900 days, or an average of 16 rigs, committed in 2008. The contracts range in length from one to three years but end at various times over this period providing an opportunity to reprice at then-current market rates. The average increase in the contracted revenue per day on long-term contracts renewed during the second quarter of 2006 was approximately $5,500. These contracts should provide revenue of $464.6 million in 2006, $368.8 million in 2007 and $139.6 million in 2008.
     Our term contracts typically include a per day rig cancellation fee approximately equal to the dayrate under the contract less estimated operating expenses for the unexpired term of the contract. In addition, we are able to pass the cost of any labor increases on to our customers through our dayrates on all daywork contracts, including term contracts.
Drilling and Contract Rates
     Improvements in the level of land drilling in the United States, spurred by strong commodity prices, continue to positively impact the dayrates we are currently receiving for our rigs. Our dayrates rose an average of $1,600 per rig day, or 9%, across all rigs and market areas from the first quarter to the second quarter of 2006, including a $540 per rig day effect on dayrates from a wage increase that we previously announced. A rig day is defined as a twenty-four hour period in which a rig is under contract and should be earning revenue. As of July 31, 2006, our leading edge rates have risen to between $19,000 and $27,000 per rig day, without fuel or top drives.
     In addition to our fleet of drilling rigs, we owned 17 top drives at July 31, 2006, and as of that date our rates for the top drives are up to $3,500 per rig day. Rates for our top drives are in addition to the above stated rates for our rigs.
Turnkey and Footage Contract Activity
     Turnkey and footage work is an important part of our business and operating strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher revenues and earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) per rig day worked than under daywork contracts. However, under turnkey and footage contracts we are typically required to bear additional operating costs (such as drill bits) and risk (such as loss of hole) that would otherwise be assumed by the customer under daywork contracts. For the quarter ended June 30, 2006, our turnkey and footage EBITDA was $19,800 per rig day, compared to daywork EBITDA of $10,314 per rig day. For the quarters ended June 30, 2006 and March 31, 2006, turnkey and footage work represented 11% of total days worked compared to 8% in the second quarter of 2005. Turnkey EBITDA represented 20% of total company EBITDA in both the first and second quarters of 2006.
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
Financial Outlook
     We believe the outlook for oil and natural gas prices, as well as the outlook for land drilling contractors, remains positive. We have seen no reduction in activity levels or dayrates with the recent fluctuations in natural gas prices. As of July 31, 2006 the NYMEX twelve-month strip for oil was $77.41 per barrel and the NYMEX twelve-month strip for natural gas was $9.78 per MMBTU. We anticipate that the fundamentals reflected in these strong commodity prices will contribute to the continued strength and duration of the energy cycle, benefiting the land drilling industry for the remainder of 2006 and into 2007.

     Our results in each of the past three quarters have provided cash flow to finance current and future growth. We are focused on a balanced strategy of investing this cash flow in the term contract-backed growth and upgrade of our rig fleet, the improvement of our balance sheet and returning cash to our shareholders through the common stock repurchase program.
     Under our previously announced share repurchase program that authorizes the repurchase of up to $100.0 million of Grey Wolf common stock, we repurchased 1.4 million shares during the second quarter of 2006 at a total price of $10.4 million. As of the date of this report, we have repurchased approximately 600,000 additional shares for $3.9 million.
     We recognized a $4.2 million gain during the second quarter of 2006 for insurance proceeds received in excess of the net book value written off following a fire that destroyed a 2,000 horsepower rig and top drive in March. The rig will be replaced at a cost of approximately $11.0 million by using spare components and new components to construct a 2,000 horsepower diesel electric rig expected to be placed into service by the end of this year.
     We recently entered into a three-year term contract for a new 1,500 horsepower rig we expect to be delivered in February 2007. With this contract and four similar contracts which we announced last quarter, we have ordered a total of five new 1,500 horsepower rigs that we believe will provide full recovery of the purchase price (average of $15.1 million per rig) after projected operating expenses.
     Our rig fleet includes 112 marketed rigs and two rigs available for refurbishment. Before the end of 2006, the Company intends to replace the 2,000 horsepower rig that was destroyed by fire and reactivate the final two rigs it has available for refurbishment, significantly upgrading each rig. The average cost of these three rigs, which are scheduled to begin operations under term contracts in the third and fourth quarters, is expected to be $11.7 million. In the aggregate and after projected operating expenses, the term contracts are expected to recover all of the incremental capital expended in their redeployment. Our marketed rig fleet will total 120 rigs following the deployment of these three rigs and the delivery of the five new rigs that are on order.
     During the third quarter of 2006, we expect to average 109 rigs working, with 12 of these rigs performing turnkey services. In addition, average daywork revenue per day is expected to increase by $800 with little or no change in average daywork operating expenses. Depreciation expense of approximately $19.0 million, interest expense of approximately $3.5 million and an effective tax rate of approximately 37% are expected for the third quarter of 2006.
     These projections are forward-looking statements and, while we believe our estimates are reasonable, we can give no assurance that such expectations or the assumptions that underlie such expectations will prove to be correct.
Critical Accounting Policies
     Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make subjective estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. However, these estimates, judgments and assumptions concern matters that are inherently uncertain. Accordingly, actual amounts and results could differ from these estimates made by management, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments. The accounting policies that we believe are critical are property and equipment, impairment of long-lived assets, goodwill and other intangible assets, revenue recognition, insurance accruals, and income taxes.
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
     The demand for land drilling services is cyclical and has historically resulted in fluctuations in rig utilization. We believe the contract drilling industry will continue to be cyclical and rig utilization will continue to fluctuate. The likelihood of an asset impairment increases during extended periods of low rig utilization. Each year we evaluate our rigs held for refurbishment and determine our intentions for their future use. This evaluation takes into consideration, among other things, the physical condition and marketability of the rig, and projected reactivation or refurbishment cost. To the extent that our estimates of refurbishment and reactivation cost, undiscounted future net cash flows or fair market value change, or there is a deterioration in the physical condition of the rigs held for refurbishment, we could be required under SFAS No. 144 to record an impairment charge. In 2005, we decided to utilize the component parts of seven rigs previously held for refurbishment as spare equipment. There was no impairment as a result of this decision. During the first six months of 2006, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable.
     In addition to our 112 marketed rigs, we have two rigs being refurbished at July 31, 2006. The estimated average per rig cost to reactivate these rigs is $12.3 million, excluding drill pipe. We may also need to purchase drill pipe for these rigs based upon inventory levels at the time of reactivation. The cost of drill pipe, at current prices, could range from $1.0 million to $1.5 million for each rig.

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
     Goodwill represents the excess of costs over the fair value of assets of businesses acquired. None of the goodwill resulting from this acquisition is deductible for tax purposes. We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of this Statement. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” During the first six months of 2006, no impairment of our goodwill and intangible assets was recorded.
Revenue Recognition
     Revenues are earned under daywork, turnkey and footage contracts. Revenue from daywork and footage contracts is recognized when it is realized or realizable and earned. On daywork contracts, revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. On footage contracts, revenue is recognized based on the number of feet that have been drilled at fixed rates stipulated by the contract. The Company has not performed work under any footage contracts during 2006. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date compared to our estimate of the total contract costs. Under the percentage-of-completion method, we make estimates of the total contract costs to be incurred, and to the extent these estimates change, the amount of revenue recognized could be affected. The significance of the accrued turnkey revenue varies from period to period depending on the overall level of demand for our services and the portion of that demand that is for turnkey services. At June 30, 2006, there were 11 turnkey wells in progress versus seven wells at June 30, 2005, with accrued revenue of $18.6 million and $5.6 million, respectively at such dates. Anticipated losses, if any, on uncompleted contracts are recorded at the time our estimated costs exceed the contract revenue.
Insurance Accruals
     We maintain insurance coverage related to workers’ compensation and general liability claims up to $1.0 million per occurrence with an aggregate of $2.0 million for general liability claims. These policies include deductibles of $500,000 per occurrence for workers’ compensation coverage and $250,000 per occurrence for general liability coverage. If losses should exceed the workers’ compensation and general liability policy amounts, we have excess liability coverage up to a maximum of $100.0 million. At June 30, 2006 and December 31, 2005, we had $18.7 million and $18.1 million, respectively, accrued for losses incurred within the deductible amounts for workers’ compensation and general liability claims and for uninsured claims. These amounts are included in current accrued workers’ compensation and other long-term liabilities on the balance sheet.
     The amount accrued for the provision for losses incurred varies depending on the number and nature of the claims outstanding at the balance sheet dates. In addition, the accrual includes management’s estimate of the future cost to settle each claim such as future changes in the severity of the claim and increases in medical costs. We use third parties to assist us in developing our estimate of the ultimate costs to settle each claim, which is based upon historical experience associated with the type of each claim and specific information related to each claim. The specific circumstances of each claim may change over time prior to settlement and as a result, our estimates made on the balance sheet dates may change.
Income Taxes
     We are subject to income and other similar taxes in all areas in which we operate. When recording income tax expense, certain estimates are required because: (a) income tax returns are generally filed months after the close of our annual accounting period; (b) tax returns are subject to audit by taxing authorities and audits can often take years to complete and settle; and (c) future events often impact the timing of when we recognize income tax expenses and benefits. We have deferred tax assets mostly relating to workers compensation liabilities. We routinely evaluate all deferred tax assets to determine the likelihood of their realization. We have not recorded a valuation allowance as of June 30, 2006 and 2005.
     In addition, as of June 30, 2006 and 2005, we had $16.7 million and $19.5 million, respectively, in permanent differences which relate to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent differences will be reduced as the assets are depreciated for financial accounting purposes on a straight-line basis over the next seven years. As the amortization of these permanent differences is a fixed amount, our effective tax rate varies widely based upon the current level of income or loss.
Financial Condition and Liquidity
     The following table summarizes our financial position as of June 30, 2006 and December 31, 2005.

	June 30, 2006		December 31, 2005
	(Unaudited)
		(Dollars in thousands)
	Amount	%	Amount	%
Working capital	$327,486	37	$250,446	32
Property and equipment, net	533,374	60	499,965	65
Goodwill	10,377	1	10,377	1
Other noncurrent assets	19,283	2	13,098	2

Total	$890,520	100	$773,886	100

Long-term debt	$275,000	31	$275,000	35
Other long-term liabilities	139,088	16	129,654	17
Shareholders’ equity	476,432	53	369,232	48

Total	$890,520	100	$773,886	100

Significant Changes in Financial Condition
     The significant changes in our financial position from December 31, 2005 to June 30, 2006 are an increase in working capital of $77.0 million, an increase in net property and equipment of $33.4 million, and an increase in shareholders’ equity of $107.2 million. The increase in working capital is primarily the result of higher balances in cash and cash equivalents and accounts receivable, partially offset by an increase in other accrued liabilities and higher current income taxes payable. The increase in cash and cash equivalents is due to more rigs working and increased dayrates as well as to the proceeds from the sale of five of our rigs previously held for refurbishment during the first quarter of 2006 and insurance proceeds received during the second quarter of 2006 in connection with the loss of one of our rigs and top drives. The increase in accounts receivable is due to more rigs working and increased dayrates. The increase in other current liabilities is primarily the result of bonuses accrued in connection with the retention and incentive program implemented in November 2005 to retain experienced personnel. The increase in current income taxes payable is due to higher net income during 2006. The increase in net property and equipment is due to capital expenditures during 2006, partially offset by the write-off of one of our rigs and top drives due to total loss in March 2006 and by 2006 depreciation. Capital expenditures of $77.1 million in 2006 include costs to reactivate five rigs that were held for refurbishment, drill pipe purchases, and betterments and improvements to our rigs. The increase in shareholders’ equity is primarily due to the net income for the period.
Floating Rate Notes
     The $125.0 million in Floating Rate Contingent Convertible Senior Notes due 2024 (the “Floating Rate Notes”) bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05% but will never be less than zero or more than 6.00%. For the three months ended June 30, 2006, the interest rate on the Floating Rate Notes was 4.94%. For the third quarter of 2006, the interest rate has been set at 5.51%. These notes mature on April 1, 2024. The Floating Rate Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share. The Floating Rate Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are not significant.
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
3.75% Notes
     The $150.0 million in 3.75% Contingent Convertible Senior Notes due 2023 (the “3.75% Notes”) bear interest at 3.75% per annum and mature on May 7, 2023. The 3.75% Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.45 per share. We will be required to pay contingent interest at a rate equal to 0.50% per annum commencing May 7, 2008, upon the occurrence of certain events. The 3.75% Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are not significant.
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
     On July 31, 2006, Moody’s Investors Service upgraded our 3.75% Notes rating from B1 to Ba3 with a stable ratings outlook.
     As of July 1, 2006, and at any time during the third quarter of 2006, the 3.75% Notes are convertible into shares of our common stock because one of the triggering events permitting note holders to convert their 3.75% Notes occurred in the second quarter. The triggering event was that the closing price per share of our common stock exceeded 110% of the conversion price ($7.10 per share) of the

3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days ended on June 30, 2006. As of the date of this report, none of the note holders had exercised their right to convert the 3.75% Notes into shares of our common stock. The 3.75% Notes will cease to be convertible after September 30, 2006, unless the trading price of our common stock again exceeds (as it did in the second quarter) 110% of the conversion price of at least 3.75% Notes for at least 20 trading days in the period of 30 consecutive days ending on the last trading day in the third quarter of 2006. In that event, the 3.75% Notes would remain convertible through the fourth quarter of 2006. The 3.75% Notes may also become convertible (or remain convertible) in the third quarter or other future periods if any of the other events that entitle holders to convert the 3.75% Notes occur.
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
     The CIT Facility allows us to repurchase shares of our common stock, pay dividends to our shareholders, and make prepayments on the 3.75% Notes and the Floating Rate Notes. However, all of the following conditions must be met to enable us to make payments for any of the above-mentioned reasons: (i) payments may not exceed $150.0 million in the aggregate, (ii) no Default or Event of Default shall exist at the time of any such payments, (iii) at least $35.0 million of Availability (availability under the CIT Facility plus cash on hand) exists immediately after any such payments, and (iv) we must provide CIT Group/Business Credit, Inc. three Business Days prior written notice of any such payments. Capitalized terms used in the preceding sentence but not defined herein are defined in the CIT Facility.
     As of the date of this report, we did not have an outstanding balance under the CIT Facility and had $26.9 million of undrawn standby letters of credit. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT Facility.

Cash Flow
     The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
	(Unaudited)
Net cash provided by (used in):

Operating activities	$134,666	$107,858
Investing activities	(63,342)	(61,970)
Financing activities	(7,599)	4,777

Net increase in cash	$63,725	$50,665

     Our cash flows from operating activities are affected by a number of factors including the number of rigs working under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow from operating activities provided $134.7 million and $107.9 million during the first six months of 2006 and 2005, respectively. The increase in cash flow from operating activities for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is due primarily to an increase in EBITDA and net income as a result of higher dayrates and rig activity.
     Cash flow used in investing activities for the six months ended June 30, 2006 consisted of $77.1 million of capital expenditures, $17.1 million in proceeds from the sale of property and equipment, $12.7 million in deposits for new rig purchases, and $9.4 million in proceeds from an insurance claim on the loss of one rig and top drive. Capital expenditures for the first six months of 2006 have included costs for the reactivation of five rigs held for refurbishment. The $17.1 million in proceeds from the sale of property and equipment was primarily the result of the sale of five of our rigs previously available for refurbishment in the first quarter of 2006. For the six months ended June 30, 2005, cash flow used in investing activities consisted primarily of $62.4 million of capital expenditures. Capital expenditures in 2005 included costs for the reactivation of seven rigs that were available for refurbishment. Capital expenditures in 2006 and 2005 also included betterments and improvements to our rigs, the acquisition of drill pipe and collars, and other capital items.
     Cash flow used in financing activities for the six months ended June 30, 2006 consisted primarily of $10.4 million in treasury stock purchased in accordance with the stock repurchase plan previously announced. During the first six months of 2006, we also received net proceeds of $2.3 million from the exercise of stock options. Cash flow provided by financing activities for the six months ended June 30, 2005 primarily consisted of the net proceeds of $4.8 million from the exercise of stock options.
Projected Cash Sources and Uses
     We expect to use cash generated from operations to cover cash requirements, including debt service on the 3.75% Notes and Floating Rate Notes, capital expenditures in 2006, tax payments, and common stock repurchases. We will make quarterly interest payments on the Floating Rate Notes on January 1, April 1, July 1 and October 1 of each year and semi-annual interest payments of $2.8 million on the 3.75% Notes on May 7 and November 7 of each year through the dates of maturity. To the extent that we are unable to generate sufficient cash from operations, we would be required to use cash on hand or draw on our CIT Facility.

     Capital expenditures for 2006 are projected to be between $210.0 million and $220.0 million. During 2006, we expect to spend approximately $35.1 million to replace the rig that was destroyed by fire and to reactivate both of our remaining 3,000 horsepower rigs held for refurbishment, significantly upgrading each rig. These rigs are expected to start work in the third and fourth quarters of 2006. We have obtained long-term contracts for each of these rigs which, in the aggregate, are expected to generate revenue of approximately $65.1 million over the term of the contracts. We believe that this revenue will be sufficient to recover, after operating expenses, our capital cost of refurbishing the rigs.
     We also expect to spend approximately $75.5 million to purchase five new 1,500 horsepower drilling rigs to be delivered between the latter part of 2006 and early 2007. We have obtained long-term contracts on each of these rigs which, in the aggregate, are expected to generate revenue of approximately $133.8 million over the term of the contracts. We believe that this revenue will be sufficient to recover, after operating expenses, the purchase price of these rigs.
     In addition, our projected capital expenditures for the remainder of 2006 include costs for betterments and improvements to our rigs, the acquisition of drill pipe and drill collars, the purchase of top drives, and other capital items.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)
		(Unaudited)
Earnings before interest expense, taxes, depreciation and amortization	$111,689	$61,706	$218,022	$115,291
Depreciation and amortization	(18,199)	(14,832)	(35,347)	(29,134)
Interest expense	(3,367)	(2,821)	(6,636)	(5,420)
Total income tax expense	(32,208)	(16,420)	(63,875)	(30,060)

Net income applicable to common shares	$57,915	$27,633	$112,164	$50,677

Comparison of the Three Months Ended June 30, 2006 and 2005
     The following table highlights rig days worked, contract drilling revenues, and EBITDA for our daywork and turnkey operations for the three months ended June 30, 2006 and 2005.

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations(1)	Total	Operations	Operations(1)	Total
	(Dollars in thousands except averages per rig day worked)
			(Unaudited)
Rig days worked	8,679	1,120	9,799	8,343	705	9,048

Contract drilling revenues	$178,253	$61,337	$239,590	$129,552	$31,763	$161,315
Drilling operations expenses	(89,935)	(39,350)	(129,285)	(75,911)	(20,925)	(96,836)
General and administrative expenses	(5,213)	(649)	(5,862)	(3,292)	(265)	(3,557)
Interest income	2,714	351	3,065	673	51	724
Gain on sale of assets	19	3	22	56	4	60
Gain on insurance proceeds	3,675	484	4,159	—	—	—

EBITDA	$89,513	$22,176	$111,689	$51,078	$10,628	$61,706

Average per rig day worked:
Contract drilling revenues	$20,538	$54,765	$24,450	$15,528	$45,054	$17,829
EBITDA	$10,314	$19,800	$11,398	$6,122	$15,075	$6,820

(1)	Turnkey operations include the results from turnkey and footage contracts.
     Our EBITDA increased by $50.0 million, or 81%, to $111.7 million for the quarter ended June 30, 2006 compared with the same period in 2005. The increase resulted from a $38.4 million increase in EBITDA from daywork operations and an $11.5 million increase in EBITDA from turnkey operations. On a per rig day basis, our EBITDA increased by $4,578 per rig day, or 67%, to $11,398 in the second quarter of 2006 from $6,820 for the same period in 2005. This increase included a $4,192 per rig day increase from daywork operations and a $4,725 per rig day increase from turnkey operations. Total general and administrative expenses increased by $2.3 million due primarily to the expensing of stock options and restricted stock in the second quarter of 2006 as well as to higher payroll and short-term and long-term incentive costs. Total interest income increased by $2.3 million due to higher cash balances and higher interest rates during the second quarter of 2006 compared with the same period in 2005. The gain on insurance proceeds of $4.2 million during the second quarter of 2006 relates to the proceeds received from the loss of one of our rigs and a top drive.

Daywork Operations
     The increase in daywork EBITDA discussed above was due in part to an increase of 336 rig days worked on daywork contracts in the second quarter of 2006 when compared with the second quarter of 2005. This 4% increase in rig days worked was due to overall higher demand for our services. Higher dayrates in the first quarter of 2006 versus the same period in 2005 contributed more significantly to the increase than the increase in rig days. Contract drilling revenue per rig day increased $5,010, or 32%. This increase includes approximately $360 per rig day for a wage increase that went into effect on May 1, 2006. This wage increase was contractually passed on to our customers in the form of higher dayrates. Expenses increased overall, and on a per rig day basis, due to higher activity levels as well as several other factors, including the above-mentioned wage increase and increases in labor costs including the retention and incentive program implemented in November 2005 to retain experienced personnel.
Turnkey Operations
     Turnkey EBITDA was higher in the second quarter of 2006 due to higher revenue in total and on a per rig day basis. Increasing daywork dayrates are considered in our turnkey bid process and resulted in price increases for our turnkey operations. These price increases, which were due in part to the wage increase discussed above that took effect on May 1, 2006, resulted in the higher revenue. Also, differences in the complexity and success of the wells drilled between the two periods contributed to the increased EBITDA. The increase in EBITDA was also impacted by an increase in rig days worked. Rig days worked increased by 415 days, or 59% for the three months ended June 30, 2006 compared to the same period in 2005.
Other
     Depreciation and amortization expense increased by $3.4 million, or 23%, to $18.2 million for the three months ended June 30, 2006, compared to the same period in 2005. The increase in depreciation and amortization expense was due to capital expenditures made during 2005 and 2006, including the cost to refurbish rigs. In addition, the movement of the component parts of seven rigs previously held for refurbishment to spare equipment in the first quarter of 2006 shortened the useful life of this equipment thereby increasing depreciation.
     Interest expense increased by $546,000, or 19%, to $3.4 million in the second quarter of 2006 compared to the same period in 2005. This increase is due primarily to a higher interest rate on our Floating Rate Notes during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. There was no change in our debt balance during the second quarter of 2006.
     Our income tax expense increased by $15.8 million to $32.2 million for the three months ended June 30, 2006 compared to the same period in 2005. The increase is due to the higher level of income. The Company also utilized all of its remaining net operating loss carryforwards in 2005 for federal tax purposes which has caused a significant increase in current versus deferred tax expense.

Comparison of the Six Months Ended June 30, 2006 and 2005
     The following tables highlight rig days worked, contract drilling revenue and EBITDA for our daywork and turnkey operations for the six months ended June 30, 2006 and 2005.

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations(1)	Total	Operations	Operations(1)	Total
	(Dollars in thousands except averages per rig day worked)
			(Unaudited)
Rig days worked	17,386	2,200	19,586	16,332	1,541	17,873

Contract drilling revenues	$342,620	$119,849	$462,469	$243,176	$68,131	$311,307
Drilling operations expenses	(174,416)	(77,729)	(252,145)	(142,357)	(47,414)	(189,771)
General and administrative expenses	(9,954)	(1,225)	(11,179)	(6,854)	(625)	(7,479)
Interest income	4,596	585	5,181	1,068	88	1,156
Gain on sale of assets	8,487	1,050	9,537	72	6	78
Gain on insurance proceeds	3,675	484	4,159	—	—	—

EBITDA	$175,008	$43,014	$218,022	$95,105	$20,186	$115,291

Average per rig day worked:
Contract drilling revenues	$19,707	$54,477	$23,612	$14,890	$44,212	$17,418
EBITDA	$10,066	$19,552	$11,132	$5,823	$13,099	$6,451

(1)	Turnkey operations include the results from turnkey and footage contracts.
     Our EBITDA increased by $102.7 million, or 89%, to $218.0 million for the six months ended June 30, 2006 compared to the same period in 2005. The increase resulted from a $79.9 million increase in EBITDA from daywork operations and a $22.8 million increase in EBITDA from turnkey operations. On a per rig day basis, our total EBITDA increased by $4,681 per rig day, or 73% to $11,132 for the first six months of 2006 from $6,451 for the same period in 2005. This increase included a $4,243 per rig day increase from daywork operations and a $6,453 per rig day increase from turnkey operations. Total general and administrative expenses increased by $3.7 million due primarily to the expensing of stock options and restricted stock in the first six months of 2006, as well as to higher payroll and short-term and long-term incentive costs. Total interest income increased by $4.0 million due to higher cash balances and higher interest rates during the first six months of 2006 compared with the same period in 2005. The gain on sale of assets increased by $9.5 million due primarily to the sale of five rigs held for refurbishment in January 2006. The gain on insurance proceeds of $4.2 million in 2006 relates to the proceeds received from the loss of one of our rigs and top drives.
Daywork Operations
     The increase in EBITDA discussed above was due in part to an increase of 1,054 rig days worked on daywork contracts in the first six months of 2006 when compared with the same period of 2005. This 6% increase in rig days worked was due primarily to overall higher demand for our services and deployment of two rigs previously held for future refurbishment. Contract drilling revenue per rig day increased $4,817, or 32%, including the effect of a wage increase effective May 1, 2006 which was passed on to our customers in the form of higher dayrates. Expenses increased overall, and on a per rig day basis, due to higher activity levels, as well as several other factors, including increases in labor costs due to the above-mentioned wage increase and the retention and incentive program implemented in November 2005 to retain experienced personnel.

Turnkey Operations
     Turnkey EBITDA was higher for the six months ended June 30, 2006 due to higher revenue in total and on a per rig day basis. Contract drilling revenue per rig day increased $10,265, or 23%, with a small portion of this increase on a per rig day basis resulting from the May 1, 2006 wage increase that was passed on to our customers in the form of higher dayrates. Increasing daywork dayrates are considered in our turnkey bid process and resulted in price increases for our turnkey operations. These price increases resulted in higher revenue. Also, differences in the complexity and success of the wells drilled between the two periods contributed to the increased EBITDA. The increase in EBITDA was also impacted by an increase in rig days worked. Rig days worked increased by 659 rig days, or 43%, in the first six months of 2006 compared to the same period in 2005.
Other
     Depreciation and amortization expense increased by $6.2 million, or 21%, to $35.3 million for the six months ended June 30, 2006 compared to the same period in 2005. Depreciation and amortization expense is higher due to capital expenditures made during 2005 and 2006, including the cost to refurbish rigs. In addition, the movement of the component parts of seven rigs previously held for refurbishment to spare equipment in the first quarter of 2006 shortened the useful life of this equipment thereby increasing depreciation.
     Interest expense increased by $1.2 million, or 22%, to $6.6 million for the six months ended June 30, 2006 from $5.4 million for the same period in 2005. This increase in due primarily to a higher interest rate on our Floating Rate Notes during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. There was no change in our debt balance during the six months ended June 30, 2006.
     Our income taxes increased by $33.8 million to $63.9 million for the six months ended June 30, 2006 from $30.1 million for the same period in 2005. The increase is due to the higher level of income. The Company also utilized all of its remaining net operating loss carryforwards in 2005 for federal tax purposes which has caused a significant increase in current versus deferred tax expense.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the Floating Rate Notes and the CIT Facility. The Floating Rate Notes bear interest at a per annum rate which is equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. We had $125.0 million of the Floating Rate Notes outstanding at June 30, 2006. A 1% change in the interest rate on the Floating Rate Notes would change our interest expense by $1.3 million on an annual basis. However, the annual interest on the Floating Rate Notes will never be below zero or more than 6.00%, which could yield interest expense ranging from zero to $7.5 million on an annual basis. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. We have no outstanding balance under the CIT Facility at July 31, 2006 and as such have no exposure under this facility to a change in interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, under the supervision, and with participation, of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
Item 1a. Risk Factors
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information relating to Grey Wolf’s repurchase of common shares during the second quarter of 2006 (in thousands, except average price paid per share):

Approximate
Dollar Value of
			Total Number	Shares that May
			of Shares	Yet be
	Total Number	Average	Purchased as	Purchased
	of Shares	Price Paid	Part of Publicly	Under the
Period	Purchased	per Share	Announced Program	Program(1)
May 25, 2006 to May 31, 2006	600	$7.75	600	$95,348
June 1, 2006 to June 30, 2006	793	$7.19	793	$89,644

(1)	On May 25, 2006, the Company announced that its Board of Directors approved a plan authorizing the repurchase of up to $100.0 million of Grey Wolf common stock in open market or in privately negotiated block-trade transactions. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of the common stock, general market conditions, available cash and alternate investment opportunities. There is no expiration date for the stock repurchase program, but it is subject to termination prior to completion.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
     On May 16, 2006, the annual meeting of our shareholders was held and the holders of our common stock elected Frank M. Brown, William T. Donovan and Thomas P. Richards as Class I

Directors. Class I Directors will hold office until the annual meeting in 2009 or until their successors have been duly elected and qualified. The following details the number of votes for the election of these directors and the number of votes withheld.

Director	For	Withheld
Frank M. Brown	167,111,013	4,808,579
William T. Donovan	165,723,428	6,196,164
Thomas P. Richards	169,027,082	2,892,510
Item 5. Other Information
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:
•	business strategy;

•	demand for our services;

•	spending by our customers;

•	2006 rig activity;

•	projected interest expense;

•	projected tax rate;

•	rigs expected to be engaged in turnkey and footage operations;

•	reactivation, timing and cost of reactivation of rigs available for refurbishment;

•	cost of building new rigs and delivery times of these rigs;

•	projected dayrates;

•	the ability to recover our refurbishment costs or the purchase price of rigs from term contracts;

•	the availability and financial terms of term contracts;

•	wage rates and retention of employees;

•	sufficiency of our capital resources and liquidity;

•	depreciation and capital expenditures in 2006; and

•	projected sources and uses of cash.
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

     Our forward-looking statements speak only as of the date specified in such statements or, if no date is stated, as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or with regard to any change in events, conditions or circumstances on which our forward-looking statements are based. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission for additional information concerning risk factors that could cause actual results to differ from the forward-looking statements.

Item 6. Exhibits

3.1	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).

3.2	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

4.1	Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.2	Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.3	Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.4	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes Due 2024 between the Company, the Guarantors, and J.P. Morgan Chase Bank, a New York banking corporation, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q dated May 5, 2004).

4.5	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

4.6	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JP Morgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2004).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

** 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

*	Filed herewith

**	Furnished, not filed, in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREY WOLF, INC.

Date: August 4, 2006	By:	/s/ David W. Wehlmann David W. Wehlmann
Executive Vice President and
Chief Financial Officer

Date: August 4, 2006	By:	/s/ Kent D. Cauley Kent D. Cauley
Vice President and Controller

EXHIBIT INDEX

3.1	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).

3.2	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

4.1	Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.2	Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.3	Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.4	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes Due 2024 between the Company, the Guarantors, and J.P. Morgan Chase Bank, a New York banking corporation, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q dated May 5, 2004).

4.5	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

4.6	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JP Morgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2004).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

** 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

*	Filed herewith

**	Furnished, not filed, in accordance with Item 601(b)(32) of Regulation S-K.