Form 10-Q
period 2006-09-30
GREY WOLF INC
filed 2006-11-08
CIK 320186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
     The number of shares of the registrant’s common stock, par value $0.10 per share, outstanding at October 31, 2006, was 187,532,798.

GREY WOLF, INC. AND SUBSIDIARIES

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$242,849	$173,145
Restricted cash	807	780
Accounts receivable, net of allowance of $2,674	186,731	159,438
Prepaids and other current assets	11,419	8,010
Deferred tax assets	6,006	4,222

Total current assets	447,812	345,595
Property and equipment:
Land, buildings and improvements	6,989	6,530
Drilling equipment	1,050,565	934,648
Furniture and fixtures	4,762	4,217

Total property and equipment	1,062,316	945,395
Less: accumulated depreciation	(494,101)	(445,430)

Net property and equipment	568,215	499,965
Rigs held for sale, net	—	5,524
Goodwill	10,377	10,377
Other noncurrent assets, net	22,125	7,574

	$1,048,529	$869,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$84,492	$61,087
Accrued workers’ compensation	6,001	6,575
Payroll and related employee costs	10,043	12,131
Accrued interest payable	4,108	2,156
Current income taxes payable	14,171	6,141
Other accrued liabilities	16,780	7,059

Total current liabilities	135,595	95,149

Contingent convertible senior notes	275,000	275,000
Other long-term liabilities	17,421	12,403
Deferred income taxes	125,642	117,251

Commitments and contingent liabilities	—	—

Shareholders’ equity:
Series B Junior Participating Preferred stock; $1 par value; 250,000 shares authorized; none outstanding	—	—
Common stock; $0.10 par value; shares authorized: 300,000,000; shares issued: 195,018,749 at September 30, 2006 and 192,625,650 at December 31, 2005; shares outstanding: 188,073,698 at September 30, 2006 and 192,625,650 at December 31, 2005	19,502	19,263
Additional paid-in capital	381,166	374,012
Treasury stock, at cost: 6,945,051 shares at September 30, 2006	(49,180)	—
Retained earnings (deficit)	143,383	(24,043)

Total shareholders’ equity	494,871	369,232

	$1,048,529	$869,035

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Contract drilling revenue	$242,728	$181,523	$705,197	$492,830

Costs and expenses:
Drilling operations	131,577	109,027	383,722	298,798
Depreciation and amortization	18,700	15,676	54,047	44,810
General and administrative	6,249	4,206	17,428	11,685
(Gain) loss on sale of assets	(839)	73	(10,376)	(5)
Gain on insurance proceeds	—	—	(4,159)	—

Total costs and expenses	155,687	128,982	440,662	355,288

Operating income	87,041	52,541	264,535	137,542

Other income (expense):
Interest income	3,199	1,030	8,380	2,186
Interest expense	(3,514)	(2,910)	(10,150)	(8,330)

Other expense, net	(315)	(1,880)	(1,770)	(6,144)

Income before income taxes	86,726	50,661	262,765	131,398

Income tax expense (benefit):
Current	31,434	(1,724)	88,732	2,645
Deferred	30	20,606	6,607	46,297

Total income tax expense	31,464	18,882	95,339	48,942

Net income	$55,262	$31,779	$167,426	$82,456

Net income per common share (Note 2):
Basic	$0.29	$0.17	$0.87	$0.43

Diluted	$0.25	$0.14	$0.74	$0.37

Weighted average common shares outstanding:
Basic	190,391	191,939	191,795	191,010

Diluted	233,945	236,008	235,557	235,103

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands)

	Common Stock		Additional	Treasury Stock		Retained
	Number of	Amount,	Paid-in	Number of	Amount,	Earnings
	Shares	at $0.10 par value	Capital	Shares	at cost	(Deficit)	Total
Balance, December 31, 2004	190,136	$19,014	$363,148	—	$—	$(144,680)	$237,482
Exercise of stock options	2,292	229	7,844	—	—	—	8,073
Tax benefit of stock option exercises	—	—	2,842	—	—	—	2,842
Issuance of restricted stock, net of forfeitures	198	20	(20)	—	—	—	—
Stock-based compensation expense	—	—	198	—	—	—	198
Comprehensive net income	—	—	—	—	—	120,637	120,637

Balance, December 31, 2005	192,626	19,263	374,012	—	—	(24,043)	369,232
Exercise of stock options	786	78	2,626	—	—	—	2,704
Tax benefit of stock option exercises	—	—	1,190	—	—	—	1,190
Issuance of restricted stock, net of forfeitures	1,607	161	(161)	—	—	—	—
Stock-based compensation expense	—	—	3,499	—	—	—	3,499
Purchase of treasury stock	(6,945)	—	—	6,945	(49,180)	—	(49,180)
Comprehensive net income	—	—	—	—	—	167,426	167,426

Balance, September 30, 2006 (Unaudited)	188,074	$19,502	$381,166	6,945	$(49,180)	$143,383	$494,871

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$167,426	$82,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,047	44,810
Deferred income taxes	6,607	43,489
Gain on sale of assets	(10,376)	(5)
Gain on insurance proceeds	(4,159)	—
Stock-based compensation expense	3,499	139
Excess tax benefit of stock option exercises	(818)	2,808
Net effect of changes in assets and liabilities related to operating accounts	16,570	(23,826)

Cash provided by operating activities	232,796	149,871

Cash flows from investing activities:
Property and equipment additions	(132,067)	(99,229)
Proceeds from sale of property and equipment	19,554	1,402
Insurance proceeds	11,076	—
Deposits for new rig purchases	(15,997)	—

Cash used in investing activities	(117,434)	(97,827)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,704	8,020
Excess tax benefit of stock option exercises	818	—
Purchase of treasury stock	(49,180)	—

Cash (used in) provided by financing activities	(45,658)	8,020

Net increase in cash and cash equivalents	69,704	60,064
Cash and cash equivalents, beginning of period	173,145	71,710

Cash and cash equivalents, end of period	$242,849	$131,774

Supplemental cash flow disclosure:
Cash paid for interest	$7,580	$5,734

Cash paid for taxes	$79,477	$2,510

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(1) General
     Grey Wolf, Inc. (the “Company” or “Grey Wolf”), a Texas corporation formed in 1980, is a holding company with no independent assets or operations. Through its subsidiaries, Grey Wolf is engaged in the business of providing onshore contract drilling services to the oil and gas industry.
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2006 and the results of operations and cash flows for the periods indicated. All intercompany transactions have been eliminated. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements in accordance with U.S. GAAP have been omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
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
     Consistent with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the Company accounts for the Contingent Convertible Senior Notes using the “if converted” method set forth in the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share” for calculating diluted earnings per share. Under the “if converted” method, the after-tax effect of interest expense related to the Contingent Convertible Senior Notes is added back to net income, and the convertible debt is assumed to have been converted to common stock at the beginning of the period and is added to outstanding shares.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Numerator:
Net income	$55,262	$31,779	$167,426	$82,456

Add interest expense on contingent convertible senior notes, net of related tax effects	2,114	1,703	6,051	4,821

Adjusted net income–diluted	$57,376	$33,482	$173,477	$87,277

Denominator:
Weighted average common shares outstanding–basic	190,391	191,939	191,795	191,010

Effect of dilutive securities:
Options – treasury stock method	746	1,562	948	1,603
Restricted stock – treasury stock method	351	50	357	33
Contingent convertible senior notes	42,457	42,457	42,457	42,457

Weighted average common shares outstanding–diluted	233,945	236,008	235,557	235,103

Earnings per common share:
Basic	$0.29	$0.17	$0.87	$0.43

Diluted	$0.25	$0.14	$0.74	$0.37

A summary of securities excluded from the computation of basic and diluted earnings per share is presented below for the applicable periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic earnings per share:
Unvested restricted stock	1,805,533	197,750	1,805,533	197,750

Diluted earnings per share:
Anti-dilutive stock options	1,037,409	—	671,725	—

Anti-dilutive restricted stock	—	5,429	—	135,144

Total anti-dilutive securities excluded from the computation of diluted earnings per share	1,037,409	5,429	671,725	135,144

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Share-Based Payment Arrangements
     At September 30, 2006, the Company had stock-based compensation plans with employees and directors, which are more fully described in Note 7. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no stock-based compensation expense was recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under that transition method, compensation expense recognized for the nine months ended September 30, 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Costs related to unearned restricted stock awards which were previously presented separately within shareholders’ equity, are now included in additional paid-in capital. Results for prior periods have not been restated.
     The Company records compensation expense over the requisite service period using the straight-line method. The fair value of each stock option was estimated on the date of grant using the Black-Scholes-Merton option-valuation model. The key input variables used in valuing the options granted for the nine months ended September 30, 2006 were: risk-free interest rate based on three-year Treasury strips of 4.89%; dividend yield of zero; stock price volatility of 39% based on historical volatility of the Company’s stock with consideration given to implied volatilities from traded options on the Company’s stock; and expected option lives of three years based on historical stock option exercise data and future expectations.
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     A summary of the Company’s stock option activity as of September 30, 2006, and changes during the nine months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Life	Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2006	4,253	$3.83
Granted	341	7.34
Exercised	(786)	3.44
Forfeited	(58)	4.37

Outstanding at September 30, 2006	3,750	$4.22	6.23	$9,236

Exercisable at September 30, 2006	1,874	$3.77	5.07	$5,456

     The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and September 30, 2005 was $2.35 and $2.99, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $3.4 million and $8.0 million, respectively.
     As of September 30, 2006, there was $3.1 million of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years. The amount of stock option expense for the three and nine months ended September 30, 2006 was $513,000 and $1.6 million, respectively.
     A summary of the status of the Company’s shares of restricted stock as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
	(in thousands)
Non-vested at January 1, 2006	198	$5.73
Granted	1,672	7.34
Forfeited	(64)	6.87

Non-vested at September 30, 2006	1,806	$7.18

     As of September 30, 2006, there was $7.8 million of total unrecognized compensation cost related to shares of restricted stock. That cost is expected to be recognized over a weighted-average period of 2.5 years. The amount of expense related to restricted stock for the three and nine months ended September 30, 2006 was $783,000 and $1.9 million, respectively. The weighted-average grant-date fair value per share of restricted stock granted during the nine months ended September 30, 2006 and

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     2005 was $7.34 and $5.73, respectively. No shares vested during the nine months ended September 30, 2006 and 2005.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted for the three and nine months ended September 30, 2005 (in thousands, except per share amounts).

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$31,779	$82,456
Add: Stock-based compensation expense included in reported net income, net of related tax effects	35	87
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(542)	(1,664)

Pro forma net income	$31,272	$80,879

Basic earnings per share
As reported	$0.17	$0.43
Pro forma	$0.16	$0.42
Diluted earnings per share
As reported	$0.14	$0.37
Pro forma	$0.14	$0.36
     For purposes of determining compensation expense using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes-Merton option-valuation model. The key input variables used in valuing the options granted in 2005 were: risk-free interest rate based on five-year Treasury strips of 3.86% to 4.46%; dividend yield of zero; stock price volatility of 53% to 57%; and expected option lives of five years.
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
     In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Reliance on either method in prior years could have resulted in misstatement of the financial statements. SAB No. 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not believe that the adoption of this bulletin will have a material impact on the consolidated financial statements upon adoption.
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
     The Company currently believes that it is more likely than not that future earnings and reversal of deferred tax liabilities will be sufficient to permit the Company to utilize its deferred tax assets recorded at September 30, 2006.

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
     On September 25, 2006, Moody’s implemented a new rating methodology for the U.S. and Canadian Oilfield Service and Refining and Marketing sectors. Under the new methodology, Moody’s rating on the 3.75% Notes was downgraded to B1 from Ba3.
     As of July 31, 2006 and through September 30, 2006, the 3.75% Notes were convertible into shares of the Company’s common stock because one of the triggering events permitting note holders to convert their 3.75% Notes occurred during the second quarter of 2006. The triggering event was that the closing price per share of the Company’s common stock exceeded 110% of the conversion price ($7.10 per share) of the 3.75% Notes for at least 20 trading days in a period of 30 consecutive trading days ending on June 30, 2006. As of September 30, 2006, none of the note holders had exercised their right to convert the 3.75% Notes into shares of the Company’s common stock. The 3.75% Notes ceased being convertible after September 30, 2006 because this triggering event was not met during the third quarter of 2006. However, the 3.75% Notes may again become convertible in future periods if any of the events that entitle holders to convert the 3.75% Notes occur.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Floating Rate Notes
     The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. The per annum interest rate will never be less than zero or more than 6.00%. For the three months ended September 30, 2006, the interest rate on the Floating Rate Notes was 5.46%. The Floating Rate Notes mature on April 1, 2024 and are convertible into shares of the Company’s common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share. The Floating Rate Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are not significant.
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
     The Floating Rate Notes did not meet the criteria for conversion into common stock at any time during the nine months ended September 30, 2006.
CIT Facility
     The Company’s subsidiary Grey Wolf Drilling Company L.P. has a $100.0 million credit facility with the CIT Group/Business Credit, Inc. (the “CIT Facility”) which expires December 31, 2008. The CIT Facility provides the Company with the ability to borrow up to the lesser of $100.0 million or 50% of the Orderly Liquidation Value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. Periodic interest payments are due at a floating rate based upon the Company’s debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $50.0 million available for letters of credit. The Company is required to pay a quarterly commitment fee of 0.50% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum. These amounts are included in interest expense for the periods presented. The CIT Facility contains affirmative and negative covenants and the Company is in compliance with these covenants. Substantially all of the Company’s assets, including its drilling equipment, are pledged as collateral under the CIT Facility which is also guaranteed by the Company and certain of the Company’s wholly-owned subsidiaries.
     The CIT Facility allows the Company to repurchase shares of its common stock, pay dividends to its shareholders, and make prepayments on the 3.75% Notes and the Floating Rate Notes. However, all of the following conditions must be met to enable the Company to make payments for any of the above-mentioned reasons: (i) payments may not exceed $150.0 million in the aggregate, (ii) no Default or Event of Default shall exist at the time of any such payments, (iii) at least $35.0 million of Availability (availability under the CIT Facility plus cash on hand) exists immediately after any such payments, and (iv) the Company must provide CIT Group/Business Credit, Inc. three Business Days prior written notice of any such payments. Capitalized terms used in the preceding sentence but not defined herein are defined in the CIT Facility.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The Company currently has no outstanding balance under the CIT Facility and had $26.9 million of undrawn, standby letters of credit at September 30, 2006. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT Facility.
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
     The 2003 Plan replaced the Company’s 1996 Employee Stock Option Plan (the “1996 Plan”) but all outstanding options previously granted will continue to be exercisable subject to the terms and conditions of such grants. The 1996 Plan allowed for grants of non-statutory options to purchase shares of the Company’s common stock, but no further grants of common stock will be made under the 1996 Plan. The 2003 Plan reserves a maximum of 17.0 million shares of the Company’s common stock underlying all equity-based awards, but is reduced by the number of shares subject to previous grants under the 1996 Plan. At September 30, 2006, there were 3.9 million shares of the Company’s common stock available for grant under the 2003 Plan until March 2013. Prior to 2003, the Company also granted options under stock option agreements with its directors that are outside of the 1996 Plan and the 2003 Plan. At September 30, 2006, these individuals had options outstanding to purchase an aggregate of 700,500 shares of the Company’s common stock.
     The exercise price of stock options approximates the fair market value of the stock at the time the option is granted. A portion of the outstanding options became exercisable upon issuance and the remaining become exercisable in varying increments over three to five year periods. The options expire on the tenth anniversary of the date of grant.
     As of September 30, 2006, the Company had 1.8 million shares of restricted common stock outstanding (net of cancellations of 63,964 shares during the nine months ended September 30, 2006) under the 2003 Plan, which vest over periods from three to five years. Each share of restricted common stock entitles the holder to one vote and the shares are only restricted due to vesting conditions. As

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
discussed in Note 2, the Company records expense for the value of these shares on a straight-line basis over the vesting period in accordance with SFAS No. 123(R).
(8) Treasury Stock
     On May 25, 2006 the Company announced that its Board of Directors approved a plan authorizing the repurchase of up to $100.0 million of Grey Wolf common stock in open market or in privately negotiated block-trade transactions. The number of shares purchased and the timing of purchases is based on several factors, including the price of the common stock, general market conditions, available cash and alternate investment opportunities. The stock repurchase program is subject to termination prior to completion. During the third quarter of 2006, the Company repurchased 5.6 million shares at a total price of $38.8 million. For the nine months ended September 30, 2006 the Company has repurchased 6.9 million shares at a total price of $49.2 million. During October 2006, the Company repurchased approximately 541,000 additional shares of common stock at a total cost of $3.4 million.
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
     For the three and nine months ended September 30, 2006 and 2005, there were no customers representing greater than 10% of the Company’s revenue.
(10) Goodwill and Intangible Assets
     The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The Company’s intangible assets represent customer contracts and related relationships acquired and are being amortized over the useful life of three years. Amortization expense related to these intangible assets was $267,000 during the third quarter of 2006 and $800,000 for the nine months ended September 30, 2006. Accumulated amortization was $2.6 million at September 30, 2006. Remaining amortization expense related to these intangible assets will be: 2006 — $267,000; 2007 - $286,000; and thereafter — $0. The $553,000 net balance of these intangible assets was included in net other noncurrent assets on the consolidated balance sheet.
(11) Insurance Proceeds
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
was $6.9 million at the time of the loss. The Company recorded a gain of $4.2 million in the second quarter of 2006 resulting from the insurance proceeds.
(12) Insurance Receivable
     The Company maintains insurance coverage to protect against certain hazards inherent in the turnkey contract drilling operations. During the third quarter of 2006, the Company encountered difficulties on a well being drilled under one of its turnkey contracts. As a result, the Company recorded a $4.8 million insurance receivable at September 30, 2006.
(13) Sale of Rigs and Spare Equipment
     On January 3, 2006, the Company completed the sale of five of its rigs formerly held for refurbishment to a private company. The Company received $15.3 million in cash in exchange for the five rigs, which resulted in a pre-tax gain of $9.4 million during the three months ended March 31, 2006.
     On October 12, 2006, the Company sold certain of its spare equipment for $5.8 million in net proceeds. A gain of approximately $1.4 million will be recorded in the fourth quarter of 2006 in connection with this sale.

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
Overview
     We are a leading provider of contract oil and gas land drilling services in the United States with a fleet, at October 31, 2006, of 114 rigs, of which 112 are marketed. Our customers include independent producers and major oil and gas companies. We conduct our operations through our subsidiaries in what we believe to be the best natural gas producing regions in the United States.
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
Rig Activity
     Historically strong commodity prices have benefited the land drilling industry. The land rig count at October 27, 2006, per the Baker Hughes rotary rig count, was 1,632 rigs. For the week ended October 27, 2006, we had an average of 110 rigs working. We expect no reduction in our activity levels in the fourth quarter of 2006. The table below shows the average number of land rigs working in the United States according to the Baker Hughes rotary rig count and the average number of our rigs working.

	2004	2005					2006
Domestic
Land Rig	Full					Full				10/1 -
Count	Year	Q-1	Q-2	Q-3	Q-4	Year	Q-1	Q-2	Q-3	10/31
Baker Hughes	1,074	1,153	1,218	1,307	1,375	1,263	1,417	1,512	1,603	1,621
Grey Wolf	85	98	99	103	108	102	109	108	107	109
Term Contracts
     We continue to enter into long-term contracts and as of October 31, 2006, have the highest number of term contracts in our history with 78 rigs, or 70% of our marketed fleet, working under such contracts. We have approximately 7,200 days, or an average of 78 rigs, contracted under term contracts for the fourth quarter of 2006, 17,500 days, or an average of 48 rigs, committed under term contracts in 2007, and 6,400 days, or an average of 18 rigs, committed in 2008. The contracts range in length from one to three years but end at various times over this period. These contracts should provide revenue of $458.4 million in 2006, $381.6 million in 2007 and $153.0 million in 2008. Customer demand for term drilling contracts remains high; however, it has recently shown some signs of weakening. We aggressively market term contracts and continue to have success in signing contracts for annual renewals and multi-year terms.
     Our term contracts typically include a per day rig cancellation fee approximately equal to the dayrate under the contract less estimated operating expenses for the unexpired term of the contract. In addition, we are able to pass the cost of any labor increases on to our customers through our dayrates on all daywork contracts, including term contracts.
Drilling and Contract Rates
     We achieved record levels of daywork earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) for daywork during the third quarter driven by increases in land rig dayrates. Daywork EBITDA increased by 8% over the second quarter of this year. As of October 31, 2006, our leading edge rates range from $18,000 and $27,000 per rig day, without fuel or top drives. A rig day is defined as a twenty-four hour period in which a rig is under contract and should be earning revenue.
     During most of 2006, robust demand for land rigs in our markets has generally enabled us to obtain successively higher dayrates as our rigs conclude one dayrate contract and begin working under a new dayrate contract. This continues to be the case with respect to new dayrate contracts for most of our rigs. With respect to some of our 750 horsepower or less rigs operating in our South Texas and Rocky Mountain markets, however, we have not recently been able to increase dayrates. Some recent contracts for these rigs have been at dayrates that were the same, or in some cases slightly lower than, the dayrate under the most recently completed contract for the rig.
     In addition to our fleet of drilling rigs, we owned 18 top drives at October 31, 2006, and as of that date our rates for the top drives are up to $3,500 per rig day. Rates for our top drives are in addition to the above stated rates for our rigs.
Turnkey and Footage Contract Activity
     Turnkey and footage work is an important part of our business and operating strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher revenues and EBITDA per rig day worked than under daywork contracts. However, under turnkey and footage contracts we are typically required to bear additional operating costs (such as drill bits) and risk (such as loss of hole) that would otherwise be assumed by the customer under daywork contracts. For the quarter ended September 30, 2006, our turnkey and footage EBITDA was $13,396 per rig day, compared to daywork EBITDA of $10,802 per rig day. For the quarter ended September 30, 2006, turnkey and footage work represented 9% of total days worked compared to 11% in the second quarter of 2006 and 9% in the third quarter of 2005. Turnkey EBITDA represented 11% of total company EBITDA in the third quarter of 2006, compared to 20% in the second quarter of 2006 and 15% in the third quarter 2005.
     Our turnkey EBITDA per rig day again outpaced daywork by $2,594 per rig day, but total turnkey EBITDA and EBITDA per rig day for the third quarter was less than in the second quarter due to difficulties encountered on two turnkey wells. We generated losses of $3.7 million for the quarter related to these two wells. For the first nine months of 2006, turnkey operations generated $55.5 million of EBITDA compared to $47.6 million for all twelve months of 2005.
     EBITDA generated on turnkey and footage contracts can vary widely based upon a number of factors, including the location of the contracted work, the depth and level of complexity of the wells drilled and the ultimate success of drilling the well. The demand for drilling services under turnkey and footage contracts has historically been lower during periods of overall higher rig demand. Overall rig demand has been higher as evidenced by the increase in rig count, and the demand for our turnkey services has remained relatively constant.
Financial Outlook
     We believe the long-term fundamentals for our business are good. Natural gas production decline rates are steeper than ever, and despite record drilling levels during the past several years there has been no meaningful increase in domestic natural gas production. As discussed above, over the past few weeks we have seen a modest increase in competitive conditions in some of our markets, and for new term contracts. However, our portfolio of existing term contracts helps buffer the effect on us of short-term adverse changes in the market. Natural gas prices have firmed recently, and we expect our fourth quarter daywork results to reflect continued improvement and exceed record third quarter levels. As of October 31, 2006 the NYMEX twelve-month strip for oil was $63.92 per barrel and the NYMEX twelve-month strip for natural gas was $7.66 per MMBTU. We believe commodity prices at these historically high levels will provide our customers the cash flow and incentive to maintain their drilling programs.
     We continue to focus on a balanced strategy of investing our cash flow in the term contract-backed growth and upgrade of our rig fleet, the improvement of our balance sheet and returning cash to our shareholders through the common stock repurchase program. Under our previously announced share repurchase program that authorizes the repurchase of up to $100.0 million of Grey Wolf common stock, we repurchased 6.9 million shares during the second and third quarters of 2006 at a total cost of $49.2 million. As of the date of this report, we have repurchased approximately 7.5 million shares for $52.6 million.
     We also recently entered into our sixth three-year term contract to build and deploy a new 1,500 horsepower rig that is expected to be delivered in the third quarter of 2007. With this contract, along with the five contracts previously announced, we have ordered six new 1,500 horsepower rigs, which are expected to provide solid returns on the capital invested. The average cost for each of these rigs is $15.3 million. These rigs are contracted with six different customers and the original term contracts provide an estimated full recovery of the purchase price after projected operating expenses. We currently expect to take delivery on two of the new rigs near the end of the fourth quarter of 2006, three during the first quarter of 2007, and one in the third quarter of 2007.
     We have invested $109.3 million in rig refurbishments over the past three years. These refurbishments substantially upgraded 18 rigs, including their automation and electronic capabilities. The culmination of these efforts is refurbished rigs that we believe are highly competitive with newly-built rigs. Additionally, we have substantially completed construction on a 2,000 horsepower diesel electric rig expected to go to work during December 2006 under a term contract, the projected revenue from which we expect will be sufficient to recover, after operating expenses, the capital cost of refurbishing the rig. The refurbishment of our two remaining 3,000 horsepower inventory rigs is progressing, and these rigs are expected to be placed in service by year end. The refurbishment cost for each 3,000 horsepower rig is estimated at approximately $12.8 million, which is approximately 50% of estimated replacement cost. Both of these rigs are under term contracts, which we expect will provide full recovery of the cost of refurbishment and operating expenses over the term of the contract. Our marketed rig fleet should be 120 by the end of the first quarter of 2007 and 121 by the end of the third quarter of 2007.
     During the fourth quarter of 2006, we expect to average 110 rigs working, with 8 to 10 of these rigs performing turnkey services. In addition, average daywork revenue per day is expected to increase by $400 to $500 per rig day with little or no change in average daywork operating expenses per day. Depreciation expense of approximately $19.6 million, interest expense of approximately $3.6 million and an effective tax rate of approximately 37% are expected for the fourth quarter of 2006.

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
Property and Equipment
     Property and equipment, including betterments and improvements, are stated at cost with depreciation calculated using the straight-line method over the estimated useful lives of the assets. We make estimates with respect to the useful lives that we believe are reasonable. However, the cyclical nature of our business or the introduction of new technology in the industry could cause us to change our estimates, thus impacting the future calculation of depreciation. When any asset is tested for recoverability, we also review the remaining useful life of the asset. Any changes to the estimated useful life resulting from that review are made prospectively. We estimate that the useful lives of our assets are between three and 15 years. We expense our maintenance and repair costs as incurred.
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
     The demand for land drilling services is cyclical and has historically resulted in fluctuations in rig utilization. We believe the contract drilling industry will continue to be cyclical and rig utilization will continue to fluctuate. The likelihood of an asset impairment increases during extended periods of low rig utilization. Each year we evaluate our rigs held for refurbishment and determine our intentions for their future use. This evaluation takes into consideration, among other things, the physical condition and marketability of the rig, and projected reactivation or refurbishment cost. To the extent that our estimates of refurbishment and reactivation cost, undiscounted future net cash flows or fair market value change, or there is a deterioration in the physical condition of the rigs held for refurbishment, we could be required under SFAS No. 144 to record an impairment charge. In 2005, we decided to utilize the component parts of seven rigs previously held for refurbishment as spare equipment. There was no impairment as a result of this decision. During the first nine months of 2006, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable.
     In addition to our 112 marketed rigs, work is currently being performed on our remaining two rigs held for refurbishment. The estimated average per rig cost to reactivate these rigs is $12.8 million, excluding drill pipe. We may also need to purchase drill pipe for these rigs based upon inventory levels at the time of reactivation. The cost of drill pipe, at current prices, could range from $1.0 million to $1.5 million for each rig.
Goodwill
     During the second quarter of 2004, we completed the acquisition of New Patriot Drilling Corp. (“Patriot”), which was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.” In conjunction with the purchase price allocation of the Patriot acquisition, we recorded goodwill of $10.4 million.
     Goodwill represents the excess of costs over the fair value of assets of businesses acquired. None of the goodwill resulting from this acquisition is deductible for tax purposes. We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of this Statement. During the first nine months of 2006, no impairment of our goodwill was recorded.
Revenue Recognition
     Revenues are earned under daywork, turnkey and footage contracts. Revenue from daywork and footage contracts is recognized when it is realized or realizable and earned. On daywork contracts, revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. On footage contracts, revenue is recognized based on the number of feet that have been drilled at fixed rates stipulated by the contract. The Company has not performed work under any footage contracts during 2006. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date compared to our estimate of the total contract costs. Under the percentage-of-completion method, we make estimates of the total contract costs to be incurred, and to the extent these estimates change, the amount of revenue recognized could be affected. The significance of the accrued turnkey revenue varies from period to period depending on the overall level of demand for our services and the portion of that demand that is for turnkey services. At September 30, 2006 and 2005, there were 10 turnkey wells in progress, with accrued revenue of $15.3 million and $18.6 million, respectively at such dates. Anticipated losses, if any, on uncompleted contracts are recorded at the time our estimated costs exceed the contract revenue.
Insurance Accruals
     We maintain insurance coverage related to workers’ compensation and general liability claims up to $1.0 million per occurrence with an aggregate of $2.0 million for general liability claims. These policies include deductibles of $500,000 per occurrence for workers’ compensation coverage and $250,000 per occurrence for general liability coverage. If losses should exceed the workers’ compensation and general liability policy amounts, we have excess liability coverage up to a maximum of $100.0 million. At September 30, 2006 and December 31, 2005, we had $18.4 million and $18.1 million, respectively, accrued for losses incurred within the deductible amounts for workers’ compensation and general liability claims and for uninsured claims. These amounts are included in current accrued workers’ compensation and other long-term liabilities on the balance sheet.
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
Income Taxes
     We are subject to income and other similar taxes in all areas in which we operate. When recording income tax expense, certain estimates are required because: (a) income tax returns are generally filed months after the close of our annual accounting period; (b) tax returns are subject to audit by taxing authorities and audits can often take years to complete and settle; and (c) future events often impact the timing of when we recognize income tax expenses and benefits. We have deferred tax assets mostly relating to workers compensation liabilities. We routinely evaluate all deferred tax assets to determine the likelihood of their realization. We have not recorded a valuation allowance as of September 30, 2006 and December 31, 2005.
     In addition, as of September 30, 2006 and 2005, we had $16.0 million and $18.8 million, respectively, in permanent differences which relate to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent differences will be reduced as the assets are depreciated for financial accounting purposes on a straight-line basis over the next seven years. As the amortization of these permanent differences is a fixed amount, our effective tax rate can vary widely based upon the current level of income or loss.
Financial Condition and Liquidity
     The following table summarizes our financial position as of September 30, 2006 and December 31, 2005.

	September 30, 2006		December 31, 2005
	(Unaudited)
	(Dollars in thousands)
	Amount	%	Amount	%
Working capital	$312,217	34	$250,446	32
Property and equipment, net	568,215	62	499,965	65
Goodwill	10,377	1	10,377	1
Other noncurrent assets, net	22,125	3	13,098	2

Total	$912,934	100	$773,886	100

Long-term debt	$275,000	30	$275,000	35
Other long-term liabilities	143,063	16	129,654	17
Shareholders’ equity	494,871	54	369,232	48

Total	$912,934	100	$773,886	100

Significant Changes in Financial Condition
          The changes in our financial position from December 31, 2005 to September 30, 2006 are an increase in working capital of $61.8 million, an increase in net property and equipment of $68.3 million, an increase in net other noncurrent assets of $9.0 million, an increase in other long-term liabilities of $13.4 million, and an increase in shareholders’ equity of $125.6 million.
          The increase in working capital is primarily the result of higher balances in cash and cash equivalents and accounts receivable, partially offset by an increase in accounts payable, other accrued liabilities and current income taxes payable. The increase in cash and cash equivalents is due to more rigs working at higher dayrates as well as the proceeds from the sale of five of our rigs previously held for refurbishment during the first quarter of 2006. Also contributing to the increase were insurance proceeds received during the second quarter of 2006 in connection with the loss of one of our rigs and top drives. The increase in cash and cash equivalents is partially offset by repurchases we made of our common stock during the second and third quarters of 2006. The increase in accounts receivable and accounts payable is due to more rigs working and increased dayrates. The increase in other accrued liabilities is primarily the result of bonuses accrued in connection with the employee retention programs implemented in November 2005 and February 2006 to retain experienced personnel, as well as to higher property and sales and use tax accruals. The increase in current income taxes payable is due to higher net income during 2006.
          The increase in net property and equipment is due to capital expenditures during 2006, partially offset by the write-off of one of our rigs and top drives due to total loss in March 2006 and by 2006 depreciation. Capital expenditures of $132.1 million in 2006 include costs to reactivate five rigs that were held for refurbishment, drill pipe purchases, and betterments and improvements to our rigs. The increase in net other noncurrent assets is due primarily to deposits for the purchase of six new rigs expected to be delivered between late 2006 and the third quarter of 2007, partially offset by the sale of five of our rigs in January 2006 which were classified as rigs held for sale at December 31, 2005. The increase in other long-term liabilities is primarily related to an increase in deferred income taxes in connection with the net income for the period, as well as to long-term bonuses accrued for the employee retention programs. The increase in shareholders’ equity is primarily due to the net income for the period partially offset by repurchases of common stock.
Long Term Debt
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
          On September 25, 2006, Moody’s implemented a new rating methodology for the U.S. and Canadian Oilfield Service and Refining and Marketing sectors. Under the new methodology, Moody’s rating on the 3.75% Notes was downgraded to B1 from Ba3.

As of July 31, 2006, and through September 30, 2006, the 3.75% Notes were convertible into shares of our common stock because one of the triggering events permitting note holders to convert their 3.75% Notes occurred during the second quarter of 2006. The triggering event was that the closing price per share of our common stock exceeded 110% of the conversion price ($7.10 per share) of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days ended on June 30, 2006. As of September 30, 2006, none of the note holders had exercised their right to convert the 3.75% Notes into shares of our common stock. The 3.75% Notes ceased being convertible after September 30, 2006 because this triggering event was not met during the third quarter of 2006. However, the 3.75% Notes may again become convertible in future periods if any of the events that entitle holders to convert the 3.75% Notes occur.
     Floating Rate Notes
          The $125.0 million in Floating Rate Contingent Convertible Senior Notes due 2024 (the “Floating Rate Notes”) bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05% but will never be less than zero or more than 6.00%. For the three months ended September 30, 2006, the interest rate on the Floating Rate Notes was 5.46%. For the fourth quarter of 2006, the interest rate has been set at 5.32%. These notes mature on April 1, 2024. The Floating Rate Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share. The Floating Rate Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are not significant.
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
     CIT Facility
          Our subsidiary Grey Wolf Drilling Company L.P. has a $100.0 million credit facility with the CIT Group/Business Credit, Inc. (the “CIT Facility”) which expires December 31, 2008. The CIT Facility provides us with the ability to borrow up to the lesser of $100.0 million or 50% of the Orderly Liquidation Value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. Periodic interest payments are due at a floating rate based upon our debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $50.0 million available for letters of credit. We are required to pay a quarterly commitment fee of 0.50% per annum on the unused portion of the CIT Facility and letters of credit accrue a fee of 1.25% per annum. These amounts are included in interest expense for the periods presented. The CIT Facility contains affirmative and negative covenants and we are in compliance with these covenants. Substantially all of our assets, including our drilling equipment, are pledged as collateral under the CIT Facility which is also secured by a guarantee of Grey Wolf, Inc. and guarantees of certain of our wholly-owned subsidiaries.
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
     As of the date of this report, we did not have an outstanding balance under the CIT Facility and had $28.2 million of undrawn standby letters of credit. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT Facility.
Cash Flow
     The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
	(Unaudited)
Net cash provided by (used in):
Operating activities	$232,796	$149,871
Investing activities	(117,434)	(97,827)
Financing activities	(45,658)	8,020

Net increase in cash	$69,704	$60,064

     Our cash flows from operating activities are affected by a number of factors including the number of rigs working under contract, whether the contracts are daywork, footage, or turnkey, and the rate received for these services. Our cash flow from operating activities provided $232.8 million and $150.0 million during the first nine months of 2006 and 2005, respectively. The increase in cash flow from operating activities for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is due primarily to an increase in EBITDA and net income as a result of higher dayrates and rig activity.
     Cash flow used in investing activities for the nine months ended September 30, 2006 consisted of $132.1 million of capital expenditures and $16.0 million in deposits for new rig purchases partially offset by $19.6 million in proceeds from the sale of property and equipment, and $11.1 million in proceeds from an insurance claim on the loss of one rig and top drive. Capital expenditures for 2006 include costs for the reactivation of five rigs held for refurbishment. The $19.6 million in proceeds from the sale of property and equipment was primarily the result of the sale of five of our rigs previously available for refurbishment in the first quarter of 2006. For the nine months ended September 30, 2005, cash flow used in investing activities consisted primarily of $99.2 million of capital expenditures. Capital expenditures in 2005 included costs for the reactivation of ten rigs that were available for refurbishment. Capital expenditures in 2006 and 2005 also included betterments and improvements to our rigs, the acquisition of drill pipe and collars, and other capital items.
     Cash flow used in financing activities for the nine months ended September 30, 2006 consisted primarily of $49.2 million in treasury stock purchased in accordance with the stock repurchase plan previously announced. During the first nine months of 2006, we also received net proceeds of $2.7 million from the exercise of stock options. Cash flow provided by financing activities for the nine months ended September 30, 2005 consisted of the net proceeds of $8.0 million from the exercise of stock options.

Projected Cash Sources and Uses
     We expect to use cash generated from operations to cover cash requirements, including debt service on the 3.75% Notes and Floating Rate Notes, capital expenditures in 2006, tax payments, and common stock repurchases. We will make quarterly interest payments on the Floating Rate Notes on January 1, April 1, July 1 and October 1 of each year and semi-annual interest payments of $2.8 million on the 3.75% Notes on May 7 and November 7 of each year through the dates of maturity. To the extent that we are unable to generate sufficient cash from operations, we would be required to use cash on hand or draw on our CIT Facility. In addition, under our previously announced share repurchase program, we may use cash on hand to repurchase $47.4 million in common stock, representing the remaining amount approved under the plan.
     Capital expenditures for 2006 are projected to be between $215.0 million and $225.0 million. During 2006, we expect to spend approximately $35.3 million to replace the rig that was destroyed by fire and to reactivate both of our remaining 3,000 horsepower rigs held for refurbishment, significantly upgrading each rig. We received insurance proceeds of $11.1 million for the rig and top drive destroyed by fire. These rigs are expected to start work late in the fourth quarter of 2006. We have obtained long-term contracts for each of these rigs which, in the aggregate, are expected to generate revenue of approximately $65.1 million over the term of the contracts. We believe that this revenue will be sufficient to recover, after operating expenses, our capital cost of refurbishing the rigs.
     We also expect to spend approximately $91.6 million to purchase six new 1,500 horsepower drilling rigs to be delivered between the latter part of 2006 and the third quarter of 2007. These payments will occur in both 2006 and 2007. We have obtained long-term contracts on each of these rigs which, in the aggregate, are expected to generate revenue of approximately $163.1 million over the term of the contracts. We believe that this revenue will be sufficient to recover, after operating expenses, the purchase price of these rigs.
     In addition, our projected capital expenditures for the remainder of 2006 include costs for betterments and improvements to our rigs, the acquisition of drill pipe and drill collars, the purchase of top drives, and other capital items.
Inflation and Changing Prices
     Contract drilling revenues do not necessarily track the changes in general inflation as they tend to respond to the level of activity on the part of the oil and gas industry in combination with the supply of equipment and the number of competing companies. Capital and operating costs are influenced to a larger extent by specific price changes in the oil and natural gas industry, demand for drilling services and to a lesser extent by changes in general inflation. Our daywork contracts allow us to pass wage increases, the most significant component of our operating costs, on to our daywork customers in the form of higher dayrates.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
	(Unaudited)
Earnings before interest expense, taxes, depreciation and amortization	$108,940	$69,247	$326,962	$184,538
Depreciation and amortization	(18,700)	(15,676)	(54,047)	(44,810)
Interest expense	(3,514)	(2,910)	(10,150)	(8,330)
Total income tax expense	(31,464)	(18,882)	(95,339)	(48,942)

Net income applicable to common shares	$55,262	$31,779	$167,426	$82,456

Comparison of the Three Months Ended September 30, 2006 and 2005
     The following table highlights rig days worked, contract drilling revenues, and EBITDA for our daywork and turnkey operations for the three months ended September 30, 2006 and 2005.

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations(1)	Total	Operations	Operations(1)	Total
	(Dollars in thousands except averages per rig day worked)
	(Unaudited)
Rig days worked	8,933	929	9,862	8,574	890	9,464

Contract drilling revenues	$192,445	$50,283	$242,728	$142,937	$38,586	$181,523
Drilling operations expenses	(93,924)	(37,653)	(131,577)	(80,857)	(28,170)	(109,027)
General and administrative expenses	(5,688)	(561)	(6,249)	(3,822)	(384)	(4,206)
Interest income	2,899	300	3,199	933	97	1,030
Gain (loss) on sale of assets	763	76	839	(63)	(10)	(73)

EBITDA	$96,495	$12,445	$108,940	$59,128	$10,119	$69,247

Average per rig day worked:
Contract drilling revenues	$21,543	$54,126	$24,612	$16,671	$43,355	$19,180
EBITDA	$10,802	$13,396	$11,046	$6,896	$11,370	$7,317

(1)	Turnkey operations include the results from turnkey and footage contracts.

     Our EBITDA increased by $39.7 million, or 57%, to $108.9 million for the quarter ended September 30, 2006 compared with the same period in 2005. The increase resulted from a $37.4 million increase in EBITDA from daywork operations and a $2.3 million increase in EBITDA from turnkey operations. On a per rig day basis, our EBITDA increased by $3,729 per rig day, or 51%, to $11,046 in the third quarter of 2006 from $7,317 for the same period in 2005. This increase included a $3,906 per rig day increase from daywork operations and a $2,026 per rig day increase from turnkey operations. Total general and administrative expenses increased by $2.0 million due primarily to the expensing of stock options and restricted stock in the third quarter of 2006 as well as to higher payroll and short-term incentive costs, and the employee retention plan implemented in February 2006. Total interest income increased by $2.2 million due to higher cash balances and higher interest rates during the third quarter of 2006 compared with the same period in 2005.
Daywork Operations
     The increase in daywork EBITDA discussed above was due in part to an increase of 359 rig days worked on daywork contracts in the third quarter of 2006 when compared with the third quarter of 2005. This 4% increase in rig days worked was due to overall higher demand for our services and more rigs available due to our refurbishment program. Higher dayrates in the third quarter of 2006 versus the same period in 2005 contributed more significantly to the increase than the increase in rig days. Contract drilling revenue per rig day increased $4,872, or 29%. This increase includes approximately $540 per rig day for a wage increase that went into effect on May 1, 2006. This wage increase was contractually passed on to our customers in the form of higher dayrates. Expenses increased overall, and on a per rig day basis, due to higher activity levels as well as several other factors, including the above-mentioned wage increase, general inflationary cost increases on goods and services, higher maintenance and repair costs, and increases in labor costs, including the employee retention program implemented in November 2005 to retain experienced personnel. Unlike wage increases, we have not passed the cost of our retention bonus program on to our customers as an increase in dayrates.
Turnkey Operations
     Turnkey EBITDA was higher in the third quarter of 2006 due to higher revenue in total and on a per rig day basis. Increasing daywork dayrates are considered in our turnkey bid process and resulted in price increases for our turnkey operations. These price increases, which were due in part to the wage increase discussed above, resulted in the higher revenue. The increase in EBITDA was also impacted by an increase in rig days worked. Rig days worked increased by 39 days, or 4% for the three months ended September 30, 2006 compared to the same period in 2005. Also, differences in the complexity and success of the wells drilled are a contributing factor to EBITDA fluctuations. During the third quarter of 2006 we encountered difficulties on two of our turnkey contracts, generating losses of $3.7 million, which partially offset the increase in EBITDA for the period.
Other
     Depreciation and amortization expense increased by $3.0 million, or 19%, to $18.7 million for the three months ended September 30, 2006, compared to the same period in 2005. The increase in depreciation and amortization expense was due to capital expenditures made during 2005 and 2006, including the cost to refurbish rigs. In addition, the movement of the component parts of seven rigs previously held for refurbishment to spare equipment in the first quarter of 2006 shortened the useful life of this equipment thereby increasing depreciation.
     Interest expense increased by $604,000, or 21%, to $3.5 million in the third quarter of 2006 compared to the same period in 2005. This increase is due primarily to a higher interest rate on our Floating Rate Notes during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. There was no change in our debt balance during the third quarter of 2006 compared to the third quarter of 2005.

     Our income tax expense increased by $12.6 million to $31.5 million for the three months ended September 30, 2006 compared to the same period in 2005. The increase is due to the higher level of income. We also utilized the majority of our remaining net operating loss carryforwards in 2005 for federal tax purposes which has caused a significant increase in current versus deferred tax expense.
Comparison of the Nine Months Ended September 30, 2006 and 2005
     The following tables highlight rig days worked, contract drilling revenue and EBITDA for our daywork and turnkey operations for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations(1)	Total	Operations	Operations(1)	Total
	(Dollars in thousands except averages per rig day worked)
	(Unaudited)
Rig days worked	26,319	3,129	29,448	24,907	2,431	27,338

Contract drilling revenues	$535,065	$170,132	$705,197	$386,113	$106,717	$492,830
Drilling operations expenses	(268,340)	(115,382)	(383,722)	(223,215)	(75,583)	(298,798)
General and administrative expenses	(15,642)	(1,786)	(17,428)	(10,676)	(1,009)	(11,685)
Interest income	7,495	885	8,380	2,001	185	2,186
Gain (loss) on sale of assets	9,250	1,126	10,376	9	(4)	5
Gain on insurance proceeds	3,675	484	4,159	—	—	—

EBITDA	$271,503	$55,459	$326,962	$154,232	$30,306	$184,538

Average per rig day worked:
Contract drilling revenues	$20,330	$54,373	$23,947	$15,502	$43,898	$18,027
EBITDA	$10,316	$17,724	$11,103	$6,192	$12,466	$6,750

(1)	Turnkey operations include the results from turnkey and footage contracts.
     Our EBITDA increased by $142.4 million, or 77%, to $327.0 million for the nine months ended September 30, 2006 compared to the same period in 2005. The increase resulted from a $117.3 million increase in EBITDA from daywork operations and a $25.2 million increase in EBITDA from turnkey operations. On a per rig day basis, our total EBITDA increased by $4,353 per rig day, or 64% to $11,103 for the first nine months of 2006 from $6,750 for the same period in 2005. This increase included a $4,124 per rig day increase from daywork operations and a $5,258 per rig day increase from turnkey operations. Total general and administrative expenses increased by $5.7 million due primarily to the expensing of stock options and restricted stock in the first nine months of 2006, as well as to higher payroll and short-term incentive costs, and the employee retention plan implemented in February 2006. Total interest income increased by $6.2 million due to higher cash balances and higher interest rates during the first nine months of 2006 compared with the same period in 2005. The gain on sale of assets increased by $10.4 million due mostly to the sale of five rigs held for refurbishment in January 2006. The gain on insurance proceeds of $4.2 million in 2006 relates to the proceeds received from the loss of one of our rigs and top drives.
Daywork Operations
     The increase in EBITDA discussed above was due in part to an increase of 1,412 rig days worked on daywork contracts in the first nine months of 2006 when compared with the same period of 2005. This 6% increase in rig days worked was due primarily to overall higher demand for our services and deployment of five rigs previously held for future refurbishment. Contract drilling revenue per rig day increased $4,828, or 31%, including the effect of a $540 per rig day wage increase effective May 1, 2006 which was passed on to our customers in the form of higher dayrates. Expenses increased overall, and on a per rig day basis, due to higher activity levels, as well as several other factors, including increases in labor costs due to the above-mentioned wage increase, general inflationary cost increases on goods and services, higher maintenance and repair costs, and the employee retention program implemented in November 2005 to retain experienced personnel. Unlike wage increases, we have not passed the cost of our retention bonus program on to our customers as an increase in dayrates.
Turnkey Operations
     Turnkey EBITDA was higher for the nine months ended September 30, 2006 due to higher revenue in total and on a per rig day basis. Contract drilling revenue per rig day increased $10,475, or 24%, with a small portion of this increase on a per rig day basis resulting from the May 1, 2006 wage increase that was passed on to our customers in the form of higher dayrates. Increasing daywork dayrates are considered in our turnkey bid process and resulted in price increases for our turnkey operations. These price increases resulted in higher revenue. The increase in EBITDA was also impacted by an increase in rig days worked. Rig days worked increased by 698 rig days, or 29%, in the first nine months of 2006 compared to the same period in 2005. Also, differences in the complexity and success of the wells drilled are a contributing factor to EBITDA fluctuations. During the third quarter of 2006 we encountered difficulties on two of our turnkey contracts, generating losses of $3.7 million, which partially offset the increase in EBITDA for the nine months ended September 30, 2006.
Other
     Depreciation and amortization expense increased by $9.2 million, or 21%, to $54.0 million for the nine months ended September 30, 2006 compared to the same period in 2005. Depreciation and amortization expense is higher due to capital expenditures made during 2005 and 2006, including the cost to refurbish rigs. In addition, the movement of the component parts of seven rigs previously held for refurbishment to spare equipment in the first quarter of 2006 shortened the useful life of this equipment thereby increasing depreciation.
     Interest expense increased by $1.8 million, or 22%, to $10.2 million for the nine months ended September 30, 2006 from $8.3 million for the same period in 2005. This increase is due primarily to a higher interest rate on our Floating Rate Notes during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. There was no change in our debt balance during the nine months ended September 30, 2006.
     Our income taxes increased by $46.4 million to $95.3 million for the nine months ended September 30, 2006 from $48.9 million for the same period in 2005. The increase is due to the higher level of income. We also utilized the majority of our remaining net operating loss carryforwards in 2005 for federal tax purposes which has caused a significant increase in current versus deferred tax expense.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the Floating Rate Notes and the CIT Facility. The Floating Rate Notes bear interest at a per annum rate which is equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. We had $125.0 million of the Floating Rate Notes outstanding at September 30, 2006. A 1% change in the interest rate on the Floating Rate Notes would change our interest expense by $1.3 million on an annual basis. However, the annual interest on the Floating Rate Notes will never be below zero or more than 6.00%, which could yield interest expense ranging from zero to $7.5 million on an annual basis. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. We have no outstanding balance under the CIT Facility at October 31, 2006 and as such have no exposure under this facility to a change in interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, under the supervision, and with participation, of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information relating to Grey Wolf’s repurchase of common shares during the nine months ended September 30, 2006 (in thousands, except average price paid per share):

			Total Number of	Approximate
			Shares	Dollar Value of S
			Purchased as	hares that May
	Total Number	Average Price	Part of Publicly	Yet be Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(1)
May 25, 2006 to May 31, 2006	600	$7.75	600	$95,348
June 1, 2006 to June 30, 2006	793	$7.19	793	$89,644
July 1, 2006 to July 31, 2006	570	$6.90	570	$85,710
August 1, 2006 to August 31, 2006	422	$7.20	422	$82,672
Sept 1, 2006 to Sept 20, 2006	4,560	$6.99	4,560	$50,820

(1)	On May 25, 2006, the Company announced that its Board of Directors approved a plan authorizing the repurchase of up to $100.0 million of Grey Wolf common stock in open market or in privately-negotiated block-trade transactions. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of the common stock, general market conditions, available cash and alternate investment opportunities. There is no expiration date for the stock repurchase program, but it is subject to termination prior to completion.
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
Item 5. Other Information
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:
•	business strategy;

•	demand for our services;

•	spending by our customers;

•	projected rig activity;

•	projected dayrates;

•	projected interest expense;

•	projected tax rate;

•	rigs expected to be engaged in turnkey and footage operations;

•	reactivation, timing and cost of reactivation of rigs available for refurbishment;

•	cost of building new rigs and delivery times of these rigs;

•	the ability to recover our refurbishment costs or the purchase price of rigs from term contracts;

•	the availability and financial terms of term contracts;

•	wage rates and retention of employees;

•	sufficiency of our capital resources and liquidity;

•	projected depreciation and capital expenditures; and

•	projected sources and uses of cash.
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

GREY WOLF, INC.
Date: November 7, 2006	By:	/s/ David W. Wehlmann
David W. Wehlmann
Executive Vice President and Chief Financial Officer

Date: November 7, 2006	By:	/s/ Kent D. Cauley
Kent D. Cauley
Vice President and Controller

EXHIBIT INDEX

EXHIBITS	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).

3.2	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

4.1	Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.2	Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.3	Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.4	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes Due 2024 between the Company, the Guarantors, and J.P. Morgan Chase Bank, a New York banking corporation, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q dated May 5, 2004).

4.5	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

4.6	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JP Morgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2004).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

**32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

*	Filed herewith

**	Furnished, not filed, in accordance with Item 601(b)(32) of Regulation S-K.