Form 10-K
period 2006-12-31
GREY WOLF INC
filed 2007-02-27
CIK 320186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
Commission file number 1-8226
GREY WOLF, INC.
(Exact name of registrant as specified in its charter)

Texas	74-2144774
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10370 Richmond Avenue, Suite 600, Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 713-435-6100
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $0.10	American Stock Exchange
Rights to Purchase Junior Participating	American Stock Exchange
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [ ] No [X]
     The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2006 based upon the closing price on the American Stock Exchange on that date was approximately $1.4 billion.
     At February 20, 2007, 185,258,709 shares of the Registrant’s common stock were outstanding.
     The following documents have been incorporated by reference into the Parts of this Report indicated: Certain sections of the registrant’s definitive proxy statement for the registrant’s 2007 Annual Meeting of shareholders which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the Registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III hereof.

GREY WOLF, INC.
Index to Annual Report
on Form 10-K for the
Year Ended December 31, 2006

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
Business Strategy
     Within the framework of a very cyclical industry, our strategy is to maximize shareholder value during each phase of an industry cycle. To achieve that strategy, we seek to enter each phase of our industry’s cycles in a stronger position by incorporating the following:
     Customer and Marketing Efforts
•	delivering quality, value-added service to our customers;

•	maintaining a strong position in the markets where we operate;

•	responding to market conditions by balancing dayrates we receive on our rigs with the number of rigs we market;

•	using term contracts to provide sufficient cash flow to recover, after operating expenses, a majority of the incremental capital expended for the purchase of new rigs;
     Equipment and Operations
•	maintaining a premium fleet of equipment with a bias toward deep and horizontal/directional drilling;

•	enhancing cash flow through our turnkey and trucking operations and use of our top drives;

•	controlling costs and exercising capital spending discipline;
     Growth and Return Opportunities
•	searching for new market opportunities where we believe our quality fleet of rigs would be able to generate attractive returns; and

•	searching for potential strategic acquisition candidates.
     In the second quarter of 2006, we began a common stock repurchase program as another means to improve shareholder value. We repurchased $65.1 million of our common stock in 2006 and an additional $8.0 million in the first quarter of 2007. Up to an additional $26.9 million may be repurchased by us in 2007 under our current stock repurchase program.
Industry Overview
     According to the Baker Hughes rotary rig count, there were 1,136 land rigs working in the United States at the peak of the last up cycle in 2001. That number fell to 628 in April 2002, we believe due to lower commodity prices and the land rig count generally stabilized from April 2002 thru December 2002. Beginning in the first quarter of 2003 the land rig count, per Baker Hughes, began to increase from an average of 773 rigs working in the first quarter of 2003 to an average of 1,609 rigs working during the fourth quarter of 2006. As of February 16, 2007, there were 1,632 land rigs working. We believe this increase is due to the continued strong commodity prices which our customers are receiving for their production. As of February 20, 2007, the average NYMEX near month contract price of natural gas was $8.22 per Mmbtu, while the average NYMEX near month contract price of West Texas Intermediate Crude was $61.33 per barrel.
Current Conditions and Outlook
     We, and some of our competitors, have purchased newly-built rigs during the last year and will be taking delivery of additional rigs during 2007. Three of the six new 1,500 horsepower rigs we ordered in 2006 are now working. One of the remaining three new rigs is scheduled for delivery later in the first quarter of 2007, one in the second quarter, and the last rig is expected by the end of the third quarter. Our ongoing strategy is to only add to capacity with the support of term contracts. All six of the new rigs, as well as the 17 refurbishments completed over the last two years were supported by long-term contracts under which we expect to recover, during the initial contract term, the cost of the capital expended.
     A January 1, 2007 report published by RIGDATA showed that 354 newly-built or refurbished rigs are expected to enter the domestic land drilling market in 2007. As a result of the newly-built and refurbished rigs that have come to market in recent months, there is currently some excess capacity of land drilling rigs, and this may increase as additional rigs enter the market. Over the last several months, we and some of our competitors have experienced and may continue to experience some rigs becoming idle which could affect future utilization of our rigs. Late in the fourth quarter of 2006, we began to see a weakening in spot market dayrates in connection with the excess supply of land drilling rigs. In addition, since that time we have experienced between a 5% to 15% average decline in the dayrates we use in bidding on drilling contracts. However, we have a significant number of existing term contracts at fixed dayrates that have buffered our exposure to the recent erosion in spot market dayrates and the effects of extra capacity. Additionally, during the fourth quarter of 2006, we had several term contracts that renewed at higher dayrates. The dayrates on these rollovers increased as dayrates were significantly lower at the time we entered into the contract, which was up to two years prior. As a result of these rollovers and our term contract exposure, the average dayrates we expect to realize during the first quarter of 2007 are not expected to be negatively impacted. We may experience some decline in our overall dayrates beginning in the second quarter of 2007 as some of our spot and term contracts come up for renewal at the lower rates. However, if demand for land drilling rigs were to trend upward before the end of the second quarter, we may see no effect of the recent reductions in spot market dayrates.
     As of February 20, 2007 we had 31,500 rig days contracted for under term contracts, as compared with 33,900 rig days under term contract at September 30, 2006, and 31,100 rig days under term contract at February 20, 2006. Our rig days under contract at February 20, 2007 is approximately equivalent to an average of 59 rigs working under term contracts for 2007 and an average of 19 rigs working for 2008. At February 20, 2007 we had 83 rigs working under term contracts, representing 70% of our total rig fleet. These term contracts are expected to provide revenue of approximately $461.9 million in 2007 and $160.8 million in 2008. Over the last several months, the rate at which we have been able to sign new term contracts has slowed significantly.
     Even with the effects of excess capacity, we believe the outlook for oil and natural gas prices, as well as the outlook for land drilling contractors, remains positive. The land rig count is still at historically high levels owing to historically robust oil and natural gas commodity prices. We believe these prices provide our customers with solid cash flow to pursue oil and natural gas prospects in the areas where we drill. In addition, natural gas production decline rates are steeper than ever, and despite record drilling levels during the past several years there has been no meaningful increase in domestic natural gas production.
     We will continue to focus on a balanced strategy of investing our cash flow in the term contract-backed growth and upgrade of our rig fleet and the improvement of our balance sheet and returning cash to our shareholders through the common stock repurchase program.
Operations
     At February 20, 2007 we had a rig fleet of 118 rigs, all of which were marketed.
     We currently conduct our operations primarily in the following domestic drilling markets:
•	Ark-La-Tex;

•	Gulf Coast;

•	Mississippi/Alabama;

•	South Texas;

•	Rocky Mountain;

•	Mid-Continent.

     We continually evaluate opportunities to enter foreign markets in which we can enter into term contracts to support such a commitment. Most of the wells we drilled for our customers were drilled in search of natural gas. Larger natural gas reserves are typically found in deeper geological formations and generally require premium equipment and quality crews to drill the wells. In addition, with continued technological advances in the industry, our customers are drilling an increasing number of directional and horizontal wells. Drilling directional and horizontal wells generally requires larger rigs capable of drilling to depths in excess of 15,000 feet. Our fleet of rigs consists of 84 rigs, or 71% of the total fleet, capable of drilling to 15,000 feet or deeper and fit well with the trend in the industry.
     Below is a summary of the deployment of our rig fleet throughout the geographic market areas in which we operate, the relative amount of dayrate versus turnkey work done in these areas in 2006 and the average revenue per rig day we produced in each market area. All rig deployment counts are as of February 20, 2007:
     Ark-La-Tex Division. Our Ark-La-Tex division provides drilling services primarily in Northeast Texas, Northern Louisiana and Southern Arkansas, and the Mississippi/Alabama market. We have 28 marketed rigs in this division consisting of 17 diesel electric rigs and 11 mechanical rigs. These rigs include four trailer-mounted rigs, one that is diesel electric and three that are mechanical. Our Ark-La-Tex division also operates a fleet of 26 trucks which is used exclusively to move our rigs.
     We had an average of 24 rigs working in our Ark-La-Tex division during 2006. Daywork contracts generated approximately 93% of the division’s revenues, while turnkey contracts generated the remaining 7%. The average revenue per rig day worked by the division during 2006 was $20,107.
     Gulf Coast Division. Our Gulf Coast division provides drilling services in Southern Louisiana and along the upper Texas Gulf Coast. We have 27 marketed rigs in this division consisting of 22 diesel electric rigs and five mechanical rigs.
     We had an average of 24 rigs working in our Gulf Coast division during 2006. Daywork contracts generated approximately 59% of the division’s revenues, while turnkey contracts generated the remaining 41%. The average revenue per rig day worked by the division during 2006 was $29,393.
     South Texas Division. We have 29 marketed rigs in this division. These marketed rigs consist of 16 diesel electric rigs and 13 mechanical rigs. Eight of these marketed rigs are trailer-mounted. The South Texas division also operates a fleet of 34 trucks which is used exclusively to move our rigs.
     We had an average of 28 rigs working in our South Texas division during 2006. Daywork contracts generated approximately 66% of the division’s revenues, while turnkey contracts generated the remaining 34%. The average revenue per rig day worked by the division during 2006 was $26,611.
     Rocky Mountain Division. Our Rocky Mountain division provides drilling services in the market area which consists of Wyoming, Colorado, Northwest Utah and Northern New Mexico. We have 17 marketed rigs in this division consisting of seven diesel electric rigs and 10 mechanical rigs.
     We had an average of 16 rigs working in our Rocky Mountain Division during 2006. Daywork contracts generated 100% of the revenue in this division and the average revenue per rig day worked during 2006 was $17,472.
     Mid-Continent District. Our Mid-Continent district provides drilling services in West Texas, Southeast New Mexico, the Barnett Shale area in North Texas, and the Mid-Continent region. We have 17 marketed rigs in this district, including nine diesel electric rigs and eight mechanical rigs at February 20, 2007. Two of these marketed rigs are trailer-mounted. During 2006, we had an average of 17 rigs working and we averaged revenue per rig day worked of $18,996, all of which was under daywork contracts.
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
     Turnkey Contracts. Under a turnkey contract, we contract to drill a well to an agreed upon depth under specified conditions for a fixed price, regardless of the time required or the problems encountered in drilling the well. We provide technical expertise and engineering services, as well as most of the materials required for the well, and are compensated when the contract terms have been satisfied. Turnkey contracts afford an opportunity to earn a greater financial return than would normally be available on daywork or footage contracts if the contract can be completed without major complications and in a timely manner.
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
     Footage Contracts. Under footage contracts, we are paid a fixed amount for each foot drilled, regardless of the time required or certain problems encountered in drilling the well. We typically pay more of the out-of-pocket costs associated with footage contracts than under daywork contracts. Similar to a turnkey contract, the risks to us on a footage contract are greater than under a daywork contract because we assume some of the risks associated with drilling operations generally assumed by the operator in a daywork contract. However, the overall risk we assume is generally not as great as under turnkey contracts. As with turnkey contracts, we manage additional risk through the use of engineering expertise and bid the footage contracts accordingly. We also maintain insurance coverage against certain drilling hazards. We did not drill under any footage contracts during 2006.
Customers and Marketing
     Our contract drilling customers include independent producers and major oil and natural gas companies. In 2006, 29% of our revenue came from major oil and natural gas companies and large independent producers, while the remaining 71% came from other independents. For the year ended December 31, 2006, no individual customer accounted for more than 10% of our revenues. We primarily market our drilling rigs on a regional basis through employee sales personnel. These sales representatives utilize personal contacts and industry publications to determine which operators are planning to drill oil and natural gas wells in the immediate future. Once we have been placed on the “bid list” for an operator, we will typically be given the opportunity to bid on all future wells for that operator in the area.

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
Insurance
     Our operations are subject to the many hazards inherent in the drilling business, including, for example, blowouts, cratering, fires, explosions and adverse weather. These hazards could cause personal injury, death, suspend drilling operations or seriously damage or destroy the equipment involved and could cause substantial damage to producing formations and surrounding areas. Damage to the environment could also result from our operations, particularly through oil spillage and extensive, uncontrolled fires. As a protection against operating hazards, we maintain insurance coverage, including comprehensive general liability, workers’ compensation insurance, property casualty insurance on our rigs and drilling equipment, and “control of well” insurance. In addition, we have commercial excess liability insurance to cover general liability, auto liability and workers’ compensation claims which are higher than the maximum coverage provided under those policies. The table below and the discussion that follows highlights these coverages as of February 20, 2007.

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
     Our property casualty insurance coverage for damage to our rigs and drilling equipment is based on our estimate of the cost of comparable used equipment to replace the insured property. There is a $125,000 maintenance deductible per occurrence for losses on our rigs. In addition, there is a deductible of $1,000,000 in the aggregate over the policy period, exclusive of the maintenance deductible. There is a $75,000 deductible per occurrence on other equipment. We do not have insurance coverage against loss of earnings resulting from damage to our rigs.
     We also maintain insurance coverage to protect against certain hazards inherent in our turnkey and footage contract drilling operations. This insurance covers “control of well” (including blowouts above and below the surface), cratering, seepage and pollution, and care, custody and control. Our insurance provides $3.5 million coverage per occurrence for care, custody and control, and coverage per occurrence for control of well, cratering, seepage and pollution associated with drilling operations of either $10.0 million, with a $225,000 deductible or $40.0 million, with a $375,000 deductible, depending upon the area in which the well is drilled and its target depth. Each form of coverage provides for a deductible that we must meet, as well as a maximum limit of liability. Each casualty is an occurrence, and there may be more than one such occurrence on a well, each of which would be subject to a separate deductible. In addition, there is a deductible of $1,000,000 in the aggregate over the policy period, exclusive of the maintenance deductible. Except for care, custody and control and total loss, an aggregate deductible of $1,000,000 per annum is to apply to our property and casualty and “control of well” insurance combined, exclusive of maintenance deductibles. There is a combined single limit of $25.0 million on any one occurrence and in the annual aggregate in respect of a named windstorm.
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
Employees
     At February 20, 2007, we had approximately 3,400 employees. None of our employees are subject to collective bargaining agreements, and we believe our employee relations are satisfactory.
Item 1A. Risk Factors
     Below we describe the risks and uncertainties that we believe were material to our business as of February 20, 2007.
A material or extended decline in expenditures by oil and natural gas exploration and production companies, due to a decline or volatility in oil and natural gas prices, a decrease in demand for oil and natural gas, an increase in rig supply or other factors, would reduce our revenue and income.
     As a supplier of land drilling services, our business depends on the level of drilling activity by oil and natural gas exploration and production companies operating in the geographic markets where we operate. The number of wells they choose to drill is strongly influenced by past trends in oil and natural gas prices, current prices and their outlook for future prices. Mild weather conditions and increased supply for any other reason could affect these prices. Low oil and natural gas prices, or the perception among oil and natural gas companies that prices are likely to decline, can materially and adversely affect us in many ways, including:
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
     The contract drilling industry historically has been cyclical and has experienced periods of low demand, excess rig supply, and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. Periods of excess rig supply intensify the competition in our industry and often result in rigs being idle. There are numerous competitors in each of the markets in which we compete. In all of those markets, an oversupply of rigs can cause greater price competition. Contract drilling companies compete primarily on a regional basis, and the intensity of competition may vary significantly from region to region at any particular time. If demand for drilling services is better in a region where we operate, our competitors might respond by moving in suitable rigs from other regions, by reactivating previously stacked rigs or purchasing new rigs. An influx of rigs into a market area from any source could rapidly intensify competition and make any improvement in demand for drilling rigs short-lived.
     During the past year the number of rigs competing for work in the market areas we serve increased due to the entry into those markets of newly-built or newly-refurbished rigs. We expect that more of these newer rigs will enter our market areas over the next year. The addition of these rigs in 2007 will likely intensify price competition, and possibly reduce customer demand for term contracts.
We face competition from competitors with greater resources.
     Some of our competitors have greater financial and organizational resources than do we. Their greater capabilities in these areas may enable them to:
•	build new rigs or acquire existing rigs to be able to place rigs into service more quickly than us in periods of high drilling demand;

•	compete more effectively on the basis of price and technology;

•	better withstand industry downturns; and

•	retain skilled rig personnel.
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
     We attempt to obtain indemnification from our customers by contract for certain of these risks under daywork contracts but are not always able to do so. We also seek to protect ourselves from some but not all operating risks through insurance coverage. The indemnification we receive from our customers and our own insurance coverage may not, however, be sufficient to protect us against liability for all consequences of disasters, personal injury and property damage. Additionally, our insurance coverage generally provides that we bear a portion of the claim through substantial insurance coverage deductibles. Our insurance or indemnification arrangements may not adequately protect us against liability from all of the risks of our business. If we were to incur a significant liability for which we were not fully insured or indemnified, it could adversely affect our financial position and results of operations. We also may be unable to obtain or renew insurance coverage of the type and amount we desire at reasonable rates.
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
We may incur losses in future years resulting from downturns in the land drilling industry
     While we have been profitable in our last three fiscal years, the land drilling industry is highly cyclical and we could therefore incur losses in future years. In 2003 and 2002, we incurred a net loss of $30.2 million and $21.5 million, respectively, as a result of the most recent downturn in the industry. Our ability to achieve profitability in the future will depend on many factors, but primarily on the number of days our rigs work during any period and the rates we charge our customers for them during that period. In years in which we have incurred losses, those losses were primarily due to the fact that the number of days our rigs worked and the rates we were able to charge customers for the days worked generated insufficient revenue to cover our expenses. In some years, we have also incurred charges for impairment of our drilling equipment assets that contributed to our losses in a year.
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
     The land drilling industry experienced price increases and extended delivery times for newly-built rigs. Prices and delivery times for important rig components, including engines, mud pumps, top drives and drill pipe that may be needed to refurbish or repair rigs have also increased. If these price increases continue or extended delivery times lengthen, it could adversely affect our business and results of operations by increasing our costs for, and delaying:
•	deployment of newly-built rigs;

•	upgrades to our marketed fleet of rigs; and

•	repair and maintenance of our rigs.
We could be adversely affected if the demand for qualified rig personnel increases.
     Although we have not encountered material difficulty in hiring and retaining qualified rig crews, shortages of qualified personnel have occurred in the past in our industry during periods of high demand. The demand for qualified rig personnel has increased as a result of overall stronger demand for land drilling services over the last few years. We believe the demand for qualified rig personnel could increase further as new and refurbished rigs are brought into service by us and our competitors.
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
     We have now and will continue to have a significant amount of indebtedness. On December 31, 2006, our total long-term indebtedness was approximately $275.0 million in principal amount, (consisting of $150.0 million in principal amount of our 3.75% Notes and $125.0 million in principal amount of our Floating Rate Notes).
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
     The Floating Rate Notes bear interest annually at a rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. Although the interest rate on the Floating Rate Notes will never be more than 6.00%, we are subject to market risk exposure related to changes in interest rates on the Floating Rate Notes up to 6.00%. A significant increase in 3-month LIBOR would increase the interest rate on the Floating Rate Notes and the amount of interest we pay on the Floating Rate Notes, which may have an adverse affect on our financial condition and liquidity.
Our existing senior indebtedness is, and any senior indebtedness we incur will be, effectively subordinated to any present or future obligations to secured creditors and liabilities of our subsidiaries.
     Substantially all of our assets and the assets of our subsidiaries, including our drilling equipment and the equity interest in our subsidiaries, are pledged as collateral under our credit facility. Our credit facility is also secured by our guarantee and the guarantees of our subsidiaries. The 3.75% Notes and the Floating Rate Notes are, and any senior indebtedness we incur will be, effectively subordinated to all of our and our subsidiaries’ existing and future secured indebtedness, including any future indebtedness incurred under our credit facility. As of February 20, 2007, we had the ability to borrow approximately $72.7 million under our credit facility (after reductions for undrawn outstanding standby letters of credit of $27.3 million). In addition, the 3.75% Notes and the Floating Rate Notes are effectively subordinated to the claims of all of the creditors, including trade creditors and tort claimants, of our subsidiaries.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
     Although our operating activities did provide net cash sufficient to pay our debt service obligations for the years ended December 31, 2006 and 2005, respectively, there can be no assurances that we will be able to generate sufficient cash flow in the future. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a large extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.
Credit ratings affect our ability to obtain financing and the cost of such financing.
     Our credit ratings affect our ability to obtain financing and the cost of such financing. At December 31, 2006, our corporate and unsecured debt ratings were rated B1 by Moody’s Investors Service and BB- by Standard & Poor’s Ratings group. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, industry conditions and contingencies. Lower ratings on our senior unsecured debt could impair our ability to obtain additional financing and will increase the cost of the financing that we do obtain.
Investors in our common stock should not expect to receive dividend income, and will be dependent on the appreciation of our common stock to earn a return on their investment.
     The decision to pay a dividend on our common stock rests with our board of directors and will depend on our earnings, available cash, capital requirements and financial condition. We have never declared a cash dividend on our common stock and do not expect to pay cash dividends on our common stock for the foreseeable future. We expect that substantially all cash flow generated from our operations in the foreseeable future will be retained and used to develop or expand our business, pay debt service, and reduce outstanding indebtedness. Although in 2006 our board of directors approved the repurchase of up to $100.0 million of our common stock and we have repurchased $73.1 million of common stock through February 20, 2007, our board of directors has not authorized any additional repurchases. Accordingly, investors will likely have to depend on sales of our common stock at appreciated prices, which we cannot assure, in order to achieve a positive return on their investment in our common stock.
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
     Additionally, the indentures under which our 3.75% Notes and Floating Rate Notes are issued require us to offer to repurchase the 3.75% Notes and Floating Rate Notes then outstanding at a purchase price equal to 100% of the principal amounts plus accrued and unpaid interest to the date of purchase in the event that we become subject to a change of control, as defined in the indentures. This feature of the indentures could also have the effect of discouraging potentially attractive change of control offers.
     Furthermore, we have adopted a shareholder rights plan which may have the effect of impeding a hostile attempt to acquire control of us.
Large amounts of our common stock may be resold into the market in the future which could cause the market price of our common stock to drop significantly, even if our business is doing well.
     As of February 20, 2007, our common stock issued and outstanding was 195,866,751 million shares and 185,258,709 million shares, respectively. An additional 4.2 million shares of our common stock were issuable upon exercise of outstanding stock options (of which 2.4 million shares are currently exercisable) and 23.3 million shares were issuable upon conversion of the 3.75% Notes and 19.2 million shares are issuable upon conversion of the Floating Rate Notes, in each case once a conversion contingency is met. See Note 4 to the consolidated financial statements for information on the conditions under which our 3.75% Notes and our Floating Rate Notes become convertible into our common stock. The market price of our common stock could drop significantly if future sales of substantial amounts of our common stock occur, if the perception exists that substantial sales may occur or if our convertible notes become convertible.
Forward-Looking Statements
     This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:
•	business strategy;

•	demand for our services;

•	spending by our customers;

•	2007 rig activity;

•	increases in rig supply and its effects on us;

•	projected interest expense;

•	cost of building new rigs and delivery times of these rigs;

•	projected dayrates;

•	the ability to recover our refurbishment costs or the purchase price of rigs from term contracts;

•	the availability and financial terms of term contracts;

•	rigs expected to be engaged in turnkey and footage operations;

•	projected tax rate;

•	wage rates and retention of employees;

•	sufficiency of our capital resources and liquidity;

•	projected depreciation and capital expenditures in 2007;

•	future common stock repurchases by us and our expected dividend policy; and

•	projected sources and uses of cash.
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
     Our rig fleet consists of several size rigs to meet the demands of our customers in each of the markets we serve. Our rig fleet consists of two basic types of drilling rigs, mechanical and diesel electric. Mechanical rigs transmit power generated by a diesel engine directly to an operation (for example the drawworks or mud pumps on a rig) through a compound consisting of chains, gears and pneumatic clutches. Diesel electric rigs are further broken down into two subcategories, direct current rigs and Silicon Controlled Rectifier (“SCR”) rigs. Direct current rigs transmit the power generated by a diesel engine to a direct current generator. This direct current electrical system then distributes the electricity generated to direct current motors on the drawworks and mud pumps. An SCR rig’s diesel engines drive alternating current generators and this alternating current can be transmitted to use for rig lighting and rig quarters or converted to direct current to drive the direct current motors on the rig. As of February 20, 2007, we owned nine direct current diesel electric rigs and 62 SCR diesel electric rigs.
     We also owned at February 20, 2007, 13 mechanical rigs and one diesel electric rig that are trailer-mounted for greater mobility. We believe trailer-mounted rigs are in highest demand in the South Texas market. Trailer-mounted rigs are more mobile than conventional rigs, thus decreasing the time and expense to the customer of moving the rig to and from the drill site. Under ordinary conditions, trailer-mounted rigs are capable of drilling an average of two 10,000 foot wells per month.
     We also utilize top drives in our drilling operations. A top drive allows drilling with 90-foot lengths of drill pipe rather than 30-foot lengths, thus reducing the number of required connections in the drill string. A top drive also permits rotation of the drill string while moving in or out of the hole. These characteristics increase drilling speed, personnel safety and drilling efficiency, and reduce the risk of the drill string sticking during operations. At February 20, 2007, we owned 23 top drives.

     We generally deploy our rig fleet among our divisions and district based on the types of rigs preferred by our customers for drilling in the geographic markets served by our divisions and district. The following table summarizes the rigs we own as of February 20, 2007, all of which are currently marketed:

	Maximum Rated Depth Capacity (1)
	Under	10,000’	15,000’	20,000’
	10,000’	to 14,999’	to 19,999’	and Deeper	Total
Ark-La-Tex
Diesel Electric	—	1	9	6	16
Trailer-Mounted	—	3	1	—	4	(2)
Mechanical	—	1	4	3	8
Gulf Coast					—
Diesel Electric	—	—	3	19	22
Mechanical	—	1	2	2	5
South Texas					—
Diesel Electric	—	1	5	10	16
Trailer-Mounted	—	8	—	—	8
Mechanical	—	4	—	1	5
Rocky Mountain					—
Diesel Electric	—	—	4	3	7
Mechanical	3	7	—	—	10
Mid-Continent					—
Diesel Electric	—	—	4	5	9
Trailer-Mounted	—	2	—	—	2
Mechanical	—	3	3	—	6

Total Rig Fleet (3)	3	31	35	49	118

(1)	The actual drilling capacity of a rig may be less than its rated capacity due to numerous factors, such as the length of the drill string and casing size. The intended well depth and the drill site conditions determine the length of the drill string and other equipment needed to drill a well.

(2)	Includes one diesel electric rig.

(3)	We have three new 1,500 hp diesel electric rigs on order, expected to be delivered at various times during 2007, that will bring the total rig fleet to 121. The maximum depth capacity of each of these rigs is 18,000 feet.
Facilities
     The following table summarizes our significant real estate:

Location	Interest	Uses
Houston, Texas	Leased	Corporate Office
Alice, Texas	Owned	Division Office, Rig Yard, Truck Yard
Eunice, Louisiana	Owned	Division Office, Rig Yard
Haughton, Louisiana	Owned	Rig Yard
Shreveport, Louisiana	Leased	Division Office
Shreveport, Louisiana	Owned	Truck Yard
Casper, Wyoming	Owned	Division Office, Rig Yard
Grand Junction, Colorado	Leased	Division Satellite Office
Midland, Texas	Leased	District Office
     We lease approximately 26,792 square feet of office space in Houston, Texas for our principal corporate offices at a cost of approximately $47,155 per month. We believe all of our facilities are in good operating condition and are adequate for their present uses.

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
     Our common stock is listed and traded on the American Stock Exchange (“AMEX”) under the symbol “GW.” As of February 20, 2007, we had 833 shareholders of record. The following table sets forth the high and low prices of our common stock on the AMEX for the periods indicated:

	High	Low
Period from January 1, 2007 to February 20, 2007	$7.08	$6.38
Year Ended December 31, 2006
Quarter ended March 31, 2006	8.93	6.50
Quarter ended June 30, 2006	8.85	6.61
Quarter ended September 30, 2006	7.79	6.35
Quarter Ended December 31, 2006	7.43	6.10

Year Ended December 31, 2005
Quarter ended March 31, 2005	6.85	3.70
Quarter ended June 30, 2005	8.00	5.52
Quarter ended September 30, 2005	8.60	6.75
Quarter ended December 31, 2005	8.57	6.81
     On February 20, 2007, the last reported sales price of our common stock on the AMEX was $6.63 per share.
     We have never declared or paid cash dividends on our common stock and do not expect to pay cash dividends in 2007 or for the foreseeable future. We anticipate substantially all cash flow generated from operations in the foreseeable future will be retained and used to develop or expand our business, pay debt service, reduce outstanding indebtedness, and repurchase Company common stock. Any future payment of cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Issuer Purchases of Equity Securities
     The following table provides information relating to our repurchase of common shares during the year ended December 31, 2006 (in thousands, except average price paid per share):

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number of	Average Price	Part of Publicly	Yet be Purchased
	Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(1) (2)
May 25, 2006 to May 31, 2006	600	$7.75	600	$95,348
June 1, 2006 to June 30, 2006	793	7.19	793	89,644
July 1, 2006 to July 31, 2006	570	6.90	570	85,710
August 1, 2006 to August 31, 2006	422	7.20	422	82,672
September 1, 2006 to September 30, 2006	4,560	6.99	4,560	50,820
October 1, 2006 to October 31, 2006	541	6.41	541	47,355
November 1, 2006 to November 30, 2006	1,806	6.91	1,806	34,881
December 1, 2006 to December 31, 2006	—	—	—	34,881

(1)	On May 25, 2006, we announced that our board of directors approved a plan authorizing the repurchase of up to $100.0 million of our common stock in open market or in privately-negotiated block-trade transactions. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of the common stock, general market conditions, available cash and alternate investment opportunities. There is no expiration date for the stock repurchase program, but it is subject to termination prior to completion.

(2)	Through February 20, 2007 we repurchased an additional 1.2 million shares at an average price of $6.59. Accordingly, at February 20, 2007 the approximate dollar value of shares that may yet be repurchased under our plan was $26.9 million.
Stock Performance Graph
     The following graph compares the cumulative total return to shareholders on the Company’s common stock, the AMEX Composite and a Peer Group Index. The graph assumes that $100 was invested on December 31, 2001, in the Company’s common stock and in each index and that any cash dividends are reinvested. The Company has not declared any dividends during the periods covered by this graph.

Comparison of Five Year Cumulative Total Return Among Grey Wolf, Inc., The Amex Composite and a Peer Group

	Years Ended December 31,
	2001	2002	2003	2004	2005	2006
Grey Wolf, Inc.	$100.00	$134.34	$125.93	$177.44	$260.27	$230.98

Amex Composite	100.00	100.08	144.57	178.46	220.35	262.17

Peer Group (1)	100.00	112.09	126.10	158.00	231.38	177.78

(1)	Consists of Nabors Industries, Inc., Parker Drilling Company, Helmerich & Payne, Precision Drilling and Patterson UTI Energy, Inc. All of the members of the Peer Group are providers of contract oil and gas land drilling services.
     This graph depicts the past performance of the Company’s common stock and in no way should be used to predict future performance. The Company does not make or endorse any predictions as to future share performance.
Item 6. Selected Financial Data

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Revenues	$945,527	$696,979	$424,634	$285,974	$250,260
Net income (loss)	219,951	120,637	8,078	(30,200)	(21,476)
Net income (loss) per common share
Basic	1.16	0.63	0.04	(0.17)	(0.12)
Diluted	0.98	0.54	0.04	(0.17)	(0.12)
Total assets	1,086,984	869,035	635,876	532,184	593,964
Senior and contingent convertible notes & other long-term debt	275,000	275,000	275,000	234,898	249,613

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
     The following discussion should be read in conjunction with our consolidated financial statements included elsewhere herein. All intercompany transactions have been eliminated.
Overview
     We are a leading provider of contract land drilling services in the United States with a fleet, at February 20, 2007, of 118 rigs, all of which were marketed. Our customers include independent producers and major oil and natural gas companies. We conduct substantially all of our operations through our subsidiaries in the Ark-La-Tex, Gulf Coast, Mississippi/Alabama, South Texas, Mid-Continent and Rocky Mountain drilling markets. Our drilling contracts generally provide compensation on a daywork, turnkey or footage basis (see Item 1. Business–Contracts).
     Our business is cyclical and our financial results depend upon several factors. These factors include the overall demand for land drilling services, the dayrates we receive for our services, the level of demand for turnkey and footage services and our success drilling turnkey and footage wells.
New Rig Purchases and Reactivations
     During 2006, we entered into agreements to purchase six new 1,500 horsepower rigs for a total of $91.6 million. As of February 20, 2007, three of these rigs are working. One of the remaining three new rigs is scheduled for delivery later in the first quarter of 2007, one in the second quarter, and the last rig is expected by the end of the third quarter. After deployment of these rigs our rig fleet will total 121 rigs. These new rigs are designed to enhance safety, increase the efficiency of rig moves, and maximize performance for our customers. Our ongoing strategy is to add to capacity only with the support of term contracts. All six of the new rigs as well as the 17 refurbishments completed over the last several years were supported by long-term contracts, whereby the Company fully expects to recover the cost of the capital expended during the original contract term.
Rig Activity
     Historically, strong commodity prices have benefited the land drilling industry. The land rig count at February 16, 2007 per the Baker Hughes rotary rig count, is over 1,632 rigs. Our average rigs working have also escalated because of the demand for our services, including the addition of the new rigs. However, there is currently some excess capacity in the land drilling market with the addition of new rigs during the last year and additional new and refurbished rigs are expected to enter the market. For the week ended February 16, 2007, we had an average of 114 rigs working. The table below shows the average number of land rigs working in the United States according to the Baker Hughes rotary rig count and the average number of our rigs working.

Domestic	2005					2006					2007
Land Rig					Full					Full	1/1 to
Count	Q-1	Q-2	Q-3	Q-4	Year	Q-1	Q-2	Q-3	Q-4	Year	2/16
Baker Hughes	1,153	1,218	1,307	1,375	1,263	1,417	1,512	1,603	1,609	1,535	1,616
Grey Wolf	98	99	103	108	102	109	108	107	110	108	111
Term Contracts
     As of February 20, 2007 we had 31,500 rig days contracted for under term contracts, as compared with 33,900 rig days under term contract at September 30, 2006, and 31,100 rig days under term contract at February 20, 2006. Our rig days under contract at February 20, 2007 is approximately equivalent to an average of 59 rigs working under term contracts for 2007 and an average of 19 rigs working for 2008. At February 20, 2007 we had 83 rigs working under term contracts, representing 70% of our total rig fleet. These term contracts are expected to provide revenue of approximately $461.9 million in 2007 and $160.8 million in 2008. Over the last several months, the rate at which we have been able to sign new term contracts has slowed significantly.
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
Drilling Contract Rates
     Improvements in the level of land drilling in the United States over the last three years have positively impacted the dayrates we are receiving for our rigs. We experienced an average increase in dayrates of $4,700 per day from 2005 to 2006, which represented a 33% improvement. This was the primary factor in our 53% increase in earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) per rig day from $7,139 in 2005 to $10,919 in 2006. A “rig day” is defined as a twenty-four hour period in which a rig is under contract and should be earning revenue.
     A January 1, 2007 report published by RIGDATA showed that 354 newly-built or refurbished rigs are expected to enter the domestic land drilling market in 2007. As a result of the newly-built and refurbished rigs that have come to market in recent months, there is currently some excess capacity of land drilling rigs, and this may increase as additional rigs enter the market. Over the last several months, we and some of our competitors have experienced and may continue to experience some rigs becoming idle which could affect future utilization of our rigs. Late in the fourth quarter of 2006, we began to see a weakening in spot market dayrates in connection with the excess supply of land drilling rigs. In addition, since that time we have experienced between a 5% to 15% average decline in the dayrates we use in bidding on drilling contracts. However, we have a significant number of existing term contracts at fixed dayrates that have buffered our exposure to the recent erosion in spot market dayrates and the effects of extra capacity. Additionally, during the fourth quarter of 2006, we had several term contracts that renewed at higher dayrates. The dayrates on these rollovers increased as dayrates were significantly lower at the time we entered into the contract, which was up to two years prior. As a result of these rollovers and our term contract exposure, the average dayrates we expect to realize during the first quarter of 2007 are not expected to be negatively impacted. We may experience some decline in our overall dayrates beginning in the second quarter of 2007 as some of our spot and term contracts come up for renewal at the lower rates. However, if demand for land drilling rigs were to trend upward before the end of the second quarter, we may see no effect of the recent reductions in spot market dayrates. In addition to our fleet of drilling rigs, we owned 23 top drives at February 20, 2007, for which our rates are $3,000 per rig day at that date. Rates for our top drives are in addition to the above stated rates for our rigs.
Turnkey and Footage Contract Activity
     Turnkey and footage work is an important part of our business and operating strategy and produced record results during 2006. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher revenues and EBITDA per rig day worked than under daywork contracts. However, we are typically required to bear additional operating costs (such as drill bits) and risk (such as loss of hole) that would otherwise be assumed by the customer under daywork contracts. In 2006, our turnkey and footage EBITDA per rig day was $15,694 compared to a daywork EBITDA per rig day of $10,397, and our turnkey and footage revenue was $53,540 per rig day compared to $20,660 per rig day for daywork. In 2005, our turnkey and footage EBITDA per rig day was $13,568 compared to a daywork EBITDA per rig day of $6,470, and our turnkey and footage revenue was $45,209 per rig day compared to $15,963 per rig day for daywork. For the year ended December 31, 2006, turnkey and footage work represented 10% of total rig days worked compared to 9% of total rig days worked in 2005.
     Although turnkey EBITDA per rig day for the fourth quarter of 2006 was lower compared to the previous quarter, our turnkey business added $61.2 million, or 14%, of total Company EBITDA for 2006 and outpaced daywork EBITDA per rig day by 51% for the year.
     EBITDA generated on turnkey and footage contracts can vary widely based upon a number of factors, including the location of the contracted work, the depth and level of complexity of the wells drilled and the ultimate success of drilling the well. The demand for drilling services under turnkey and footage contracts has historically been lower during periods of overall higher rig demand. Overall rig demand has been higher as evidenced by the increase in rig count, and the demand for turnkey services has remained relatively constant in the past few years. However, we do expect a slight decline in the number of rigs working under turnkey contracts in the first quarter of 2007.
2006 Results and First Quarter 2007 Outlook
     We set record levels of revenue, net income, and EBITDA in 2006 for the second straight year. Year-over-year our net income rose by 82% and revenues increased by 36%. EBITDA for 2006 totaled $432.0 million, up 63%

from 2005. We also improved our year-over-year safety recordable incident rate by 31% at the same time the man hours worked increased by almost 10%.
     During the first quarter of 2007, we expect to average 108 to 110 rigs working with six to eight of these rigs performing turnkey services. In addition, average daywork revenue per rig day is expected to increase by $200 to $300 with little or no change in average daywork operating expenses per day as our new rigs enter the market and the effect of the higher term contract dayrates from the fourth quarter term contract renewals is realized. Depreciation expense of approximately $20.7 million, interest expense of approximately $3.5 million and an effective tax rate of approximately 37% are expected for the first quarter of 2007. Based upon the remaining payments for the new rig purchases and 2007 rig activity, capital expenditures for the full year 2007 are projected to be $130.0 million to $140.0 million. These projections are forward-looking statements and while we believe our estimates are reasonable, we can give no assurance that such expectations or the assumptions that underlie such assumptions will prove to be correct. Additionally, there can be no assurance that we will be able to maintain the current level of activity or the financial results we have historically derived from turnkey and footage contracts. See Item 1. Business–Forward-Looking Statements for important factors that could cause actual results to be different materially from our expectations.
Critical Accounting Policies
     Our consolidated financial statements and accompanying notes to consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require our management to make subjective estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. However, these estimates, judgments and assumptions concern matters that are inherently uncertain. Accordingly, actual amounts and results could differ from these estimates made by management, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments. The accounting policies that we believe are critical are property and equipment, impairment of long-lived assets, goodwill, revenue recognition, insurance accruals, and income taxes.
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
     The demand for land drilling services is cyclical and has historically resulted in fluctuations in rig utilization. We believe the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. The likelihood of an asset impairment increases during extended periods of rig inactivity. Each year we evaluate our rigs available for refurbishment and determine our intentions for their future use. At December 31, 2006, we had no rigs available for refurbishment as all rigs were working. This evaluation takes into consideration, among other things, the physical condition and marketability of the rig, and projected reactivation or refurbishment cost. To the extent that our estimates of refurbishment and reactivation cost, undiscounted future net cash flows or fair market value change or there is a deterioration in the physical condition of the rigs available for refurbishment, we could be required under SFAS No. 144 to record an impairment charge. In 2006 and 2005, no impairment of our long-lived assets was recorded.
     Goodwill. During the second quarter of 2004, we completed the acquisition of New Patriot Drilling Corp. (“Patriot”), which was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.” In conjunction with the purchase price allocation of the Patriot acquisition we recorded goodwill of $10.4 million.
     Goodwill represents the excess of costs over the fair value of assets of the business acquired. None of the goodwill resulting from this acquisition is deductible for tax purposes. We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. No impairment of our goodwill was recorded during 2006 and 2005.
     Revenue Recognition. Revenues are earned under daywork, turnkey and footage contracts. Revenue from daywork and footage contracts is recognized when it is realized or realizable and earned. On daywork contracts, revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. On footage contracts, revenue is recognized based on the number of feet that have been drilled at fixed rates stipulated by the contract. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date compared to our estimate of the total contract costs. Under percentage-of-completion, we make estimates of the total contract costs to be incurred, and to the extent these estimates change, the amount of revenue recognized could be affected. The significance of the accrued turnkey revenue varies from period to period depending on the overall level of demand for our services and the portion of that demand that is for turnkey services. At December 31, 2006, there were three turnkey wells in progress versus nine wells at December 31, 2005, with accrued revenue of $6.9 million and $17.5 million, respectively at such dates. Anticipated losses, if any, on uncompleted contracts are recorded at the time our estimated costs exceed the contract revenue.
     Insurance Accruals. We maintain insurance coverage related to workers’ compensation and general liability claims up to $1.0 million per occurrence with an aggregate of $2.0 million for general liability claims. These policies include deductibles of $500,000 per occurrence for workers’ compensation coverage and $250,000 per occurrence for general liability coverage. If losses should exceed the workers’ compensation and general liability policy amounts, we have excess liability coverage up to a maximum of $100.0 million. At December 31, 2006 and 2005, we had $16.5 million and $18.1 million, respectively, accrued for losses incurred within the deductible amounts for workers’ compensation and general liability claims and for uninsured claims.
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
     Income Taxes. We are subject to income and other similar taxes in all areas in which we operate. When recording income tax expense, certain estimates are required because: (a) income tax returns are generally filed months after the close of our annual accounting period; (b) tax returns are subject to audit by taxing authorities and audits can often take years to complete and settle; and (c) future events often impact the timing of when we recognize income tax expenses and benefits. We have deferred tax assets mostly relating to workers compensation liabilities and our long-term incentive plans. We routinely evaluate all deferred tax assets to determine the likelihood of their realization. We have not recorded a valuation allowance as of December 31, 2006 and 2005, respectively.
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 and we do not believe it will have a material adverse effect on the consolidated financial statements upon adoption.
Financial Condition and Liquidity
     The following table summarizes our financial position as of December 31, 2006 and December 31, 2005.

	December 31, 2006		December 31, 2005
		(Dollars in thousands)
	Amount	%	Amount	%
Working capital	$304,764	32	$250,446	32
Property and equipment, net	608,136	65	499,965	65
Goodwill	10,377	1	10,377	1
Other noncurrent assets, net	16,625	2	13,098	2

Total	$939,902	100	$773,886	100

Long-term debt	$275,000	29	$275,000	35
Other long-term liabilities	131,108	14	129,654	17
Shareholders’ equity	533,794	57	369,232	48

Total	$939,902	100	$773,886	100

Significant Changes in Financial Condition
     The significant changes in our financial position from December 31, 2005 to December 31, 2006 are an increase in working capital of $54.3 million, an increase in net property and equipment of $108.2 million, and an increase in shareholders’ equity of $164.6 million.
     The increase in working capital is primarily the result of higher balances in cash and cash equivalents and accounts receivable, partially offset by an increase in accounts payable. The increase in cash and cash equivalents is due to more rigs working at higher dayrates as well as the proceeds from the sale of five of our rigs previously held for refurbishment during the first quarter of 2006. Also contributing to the increase were insurance proceeds received during the second quarter of 2006 in connection with the casualty loss of one of our rigs and top drives. The increase in cash and cash equivalents is partially offset by repurchases we made of our common stock during 2006. The increase in accounts receivable is due to more rigs working and increased dayrates while accounts payable is higher because of higher rig activity and increased prices for goods and services. The increase in working capital was also offset by higher current taxes payable because of increased net income and larger liabilities for our employee retention programs.
     The increase in net property and equipment is due to capital expenditures during 2006, partially offset by the write-off of one of our rigs and top drives due to total loss in March 2006 and by 2006 depreciation. Capital expenditures of $197.2 million in 2006 included the costs to reactivate five rigs that were held for refurbishment, to replace our rig that was lost to fire in March 2006, and to purchase two new rigs. In addition, capital expenditures in 2006 included costs incurred for drill pipe purchases, betterments and improvements to our rigs, and the purchase of top drives and other capital items. The increase in shareholders’ equity is primarily due to the net income for the period offset by repurchases of common stock.
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
     One of the triggering events permitting note holders to convert their 3.75% Notes into shares of our common stock was met at various times during the years ended December 31, 2006 and 2005. That triggering event is: if, during any calendar quarter, the closing price per share of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs, is more than 110% of the conversion price per share ($7.10 per share) on that 30th trading day, then the 3.75% Notes become convertible at the note holders’ option. During the periods in which the 3.75% Notes were convertible, none of the note holders exercised their right to convert them into shares of our common stock. As of December 31, 2006 and for the first quarter of 2007, the 3.75% Notes did not meet any of the criteria for convertibility.
Floating Rate Notes
     On March 31, 2004, we issued $100.0 million aggregate principal amount of Floating Rate Notes in a private offering that yielded net proceeds of approximately $97.8 million. On April 27, 2004, one of the initial purchasers in our private offering of Floating Rate Notes exercised its option to purchase an additional $25.0 million aggregate principal amount of the Floating Rate Notes with the same terms. This yielded net proceeds of $24.4 million. The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05% but will never be less than zero or more than 6.00%. The Floating Rate Notes mature on April 1, 2024. The average interest rate on the Floating Rate Notes was 5.07% and 3.27% for the years ended December 31, 2006 and 2005, respectively. The interest rate is 5.31% for the first quarter of 2007. The Floating Rate Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share, which is equal to a conversion rate of approximately 153.6098 shares per $1,000 principal amount of the Floating Rate Notes, subject to adjustment. The Floating Rate Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all our domestic wholly- owned subsidiaries. Non-guarantor subsidiaries are immaterial. The Floating Rate Notes and the guarantees rank equally with all of our other senior unsecured debt, currently our 3.75% Contingent Convertible Senior Notes due 2023 (the “3.75% Notes”). Fees and expenses of $3.6 million incurred at the time of issuance are being amortized through April 1, 2014, the first date the holders may require us to repurchase the Floating Rate Notes.

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
     As of December 31, 2006 and as of the date of this report, none of the conditions enabling the holders of the Floating Rate Notes to convert them into shares of our common stock had occurred.
CIT Facility
     Our subsidiary Grey Wolf Drilling Company L.P. has a $100.0 million credit facility with the CIT Group/Business Credit, Inc. (the “CIT Facility”) which expires December 31, 2008. The CIT Facility, as amended, provides us with the ability to borrow up to the lesser of $100.0 million or 50% of the Orderly Liquidation Value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. The CIT Facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon our debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $50.0 million available for letters of credit. We are required to pay a quarterly commitment fee of 0.375% to 0.50% per annum on the unused portion of the CIT Facility. Letters of credit accrue a fee of 1.25% per annum.
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
     At December 31, 2006, our liquidity as defined above was $300.2 million. Additionally, if the total amount outstanding under the CIT Facility (including outstanding letters of credit) exceeds 50% of the Orderly Liquidation Value of our domestic rigs, we are required to make a prepayment in the amount of the excess. Also, if the average rig utilization rate falls below 45% for two consecutive months, the lender will have the option to request one additional appraisal per year to aid in determining the current orderly liquidation value of the drilling equipment. Average rig utilization is defined as the total number of rigs owned which are operating under drilling contracts in the 48 contiguous states of the United States of America divided by the total number of rigs owned, excluding rigs not capable of working without substantial capital investment. Events of default under the CIT Facility include, in addition to non-payment of amounts due, misrepresentations and breach of loan covenants and certain other events including:
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
     As of the date of this report, we did not have an outstanding balance under the CIT Facility and had $27.3 million of undrawn, standby letters of credit. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT facility.
Cash Flow
     The net cash provided by or used in our operating, investing and financing activities is summarized below (amounts in thousands):

	Years Ended December 31,
	2006	2005	2004
Net cash provided by (used in):
Operating activities	$288,230	$221,612	$45,146
Investing activities	(170,514)	(128,250)	(74,077)
Financing activities	(61,088)	8,073	46,291

Net increase in cash	$56,628	$101,435	$17,360

     Our cash flows from operating activities are affected by a number of factors including the number of rigs working under contract, whether the contracts are daywork, footage or turnkey, and the rate received for these services. Our cash flow generated from operating activities during the year ended December 31, 2006 was $288.2 million compared to $221.6 million during the year ended December 31, 2005. This increase is due primarily to an increase in net income as a result of higher dayrates and rig activity. Our higher activity and dayrates also caused an increase in accounts receivable which partially offset the higher cash flow generated from more net income.
     Our cash flow generated from operating activities during the year ended December 31, 2005 was $221.6 million compared to $45.1 million for the year ended December 31, 2004. This increase is due to an increase in net income as a result of higher dayrates and rig activity.
     Cash flow used in investing activities for the year ended December 31, 2006 consisted of $197.2 million of capital expenditures and $11.0 million in deposits for new rig purchases, partially offset by $26.6 million in proceeds from the sale of equipment and $11.1 million in proceeds from an insurance claim on the loss of one rig and top drive. Capital expenditures in 2006 included costs for the reactivation of five rigs, replacement of a rig lost to fire and the purchase of two new rigs. For the year ended December 31,

2005, cash flow used in investing activities consisted of capital expenditures of $131.4 million, including costs for the reactivation of 11 rigs available for refurbishment. For the year ended December 31, 2004, cash flow used in investing activities consisted primarily of $28.9 million of cash paid in the Patriot acquisition and $47.0 million in capital expenditures. Capital expenditures for 2006, 2005 and 2004 included betterments and improvements to our rigs, the acquisition of drill pipe and drill collars, the purchase of top drives, and other capital items.
     Cash flow used in financing activities for the year ended December 31, 2006, consisted primarily of $65.1 million in repurchases of our common stock. Cash flow provided by financing activities for the year ended December 31, 2005, consisted of proceeds of $8.1 million from the exercise of stock options. Cash flow provided by financing activities for 2004 primarily consisted of the net proceeds of $122.2 million from the issuance of the Floating Rate Notes, partially offset by $85.0 million for the redemption of the previously outstanding 8 7/8% Notes. In addition, proceeds from stock option exercises provided $10.2 million in 2004.
Certain Contractual Commitments
     The following table summarizes certain of our contractual cash obligations as of December 31, 2006 (amounts in thousands):

	Payments Due by Period (1)
		Less than	1-3	4-5	After 5
Contractual Obligation	Total	1 year	years	years	years
3.75% Notes (2)
Principal	$150,000	$—	$—	$—	$150,000
Interest	92,813	5,625	11,250	11,250	64,688

Floating Rate Notes (2)
Principal	125,000	—	—	—	125,000
Interest (3)	114,497	6,638	13,275	13,275	81,309

New rig purchases	47,041	47,041	—	—	—

Rig equipment	3,775	3,775	—	—	—

Drill pipe and collars	8,419	8,419	—	—	—

Operating leases	2,616	757	1,241	618	—

Total contractual cash obligations	$544,161	$72,255	$25,766	$25,143	$420,997

(1)	This assumes no conversion under, or acceleration of maturity dates due to redemption, breach of, or default under, the terms of the applicable contractual obligation.

(2)	See “Floating Rate Notes” and “3.75% Notes”, above, for information relating to covenants, the breach of which could cause a default under, and acceleration of, the maturity date. Also see “3.75% Notes” and “Floating Rate Notes” for information related to the holders’ conversion rights.

(3)	Assumes the 3-month LIBOR effective for the first quarter of 2007 of 5.36% minus a spread of 0.05% (5.31% as of December 31, 2006)

     Our CIT Facility provides up to $50.0 million for the issuance of letters of credit. If letters of credit which we cause to be issued are drawn upon by the holders of those letters of credit, then we will become obligated to repay those amounts along with any accrued interest and fees. Letters of credit issued reduce the amount available for borrowing under the CIT Facility and, as a result, we had borrowing capacity of $70.4 million at December 31, 2006. The following table illustrates the undrawn outstanding standby letters of credit at December 31, 2006 and the potential maturities if drawn upon by the holders (amounts in thousands):

	Payments Due by Period (1)
Potential	Total	Less than	1-3	4-5	Over 5
Contractual Obligation	Committed	1 year	years	years	Years
Standby letters of credit	$29,554	$—	$29,554	$—	$—

Total	$29,554	$—	$29,554	$—	$—

(1)	Assumes no acceleration of maturity date due to breach of, or default under, the potential contractual obligation.
Projected Cash Sources and Uses
     We expect to use cash generated from operations to cover cash requirements, including debt service on the 3.75% Notes and Floating Rate Notes, capital expenditures in 2007, tax payments, and common stock repurchases. We will make quarterly interest payments on the Floating Rate Notes on January 1, April 1, July 1 and October 1 of each year and semi-annual interest payments of $2.8 million on the 3.75% Notes on May 7 and November 7 of each year through the dates of maturity. To the extent that we are unable to generate sufficient cash from operations, we would be required to use cash on hand or draw on our CIT Facility.
     Capital expenditures for 2007 are projected to be between $130.0 million and $140.0 million. We expect to spend approximately $47.0 million, net of $11.0 million of deposits made in 2006, to purchase four new 1,500 horsepower drilling rigs. We have taken delivery of one of these rigs and the other three will be delivered at various times during 2007. We have obtained long-term contracts on each of these rigs which, in the aggregate, are expected to generate revenue of approximately $111.7 million over the term of the contracts. We believe that this revenue will be sufficient to recover, after operating expenses, the purchase price of these rigs.
     In addition, our projected capital expenditures for 2007 include costs for betterments and improvements to our rigs, the acquisition of drill pipe and drill collars, the purchase of top drives, and other capital items.
Results of Operations
     Our drilling contracts generally provide compensation on either a daywork, turnkey or footage basis. Successfully completed turnkey and footage contracts generally result in higher revenues per rig day worked than under daywork contracts. EBITDA per rig day worked on successful turnkey and footage jobs are also generally greater than under daywork contracts, although we are typically required to bear additional operating costs (such as drill bits) that would typically be paid by the customer under daywork contracts. Contract drilling revenues and EBITDA on turnkey and footage contracts are affected by a number of variables which include the depth of the well, geological complexities and the actual difficulties encountered in drilling the well.
     In the following discussion of the results of our operations and elsewhere in our filings, we use EBITDA and EBITDA per rig day. EBITDA is a non-GAAP financial measure under the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe that our disclosure of EBITDA per rig day as a measure of rig operating performance allows investors to make a direct comparison between us and our competitors, without regard to differences in capital structure or to differences in the cost basis of our rigs and those of our competitors. Investors should be aware, however, that there are limitations inherent in using this performance measure as a measure of overall company profitability because it excludes significant expense items such as depreciation expense and interest expense. An improving trend in EBITDA per rig day may not be indicative of an improvement in our overall profitability. To compensate for the limitations in utilizing EBITDA per rig day as an operating measure, our management also uses GAAP measures of performance including operating income and net income to evaluate performance but only with respect to the company as a whole and not on a per rig basis. In accordance with SEC rules, we have included below a reconciliation of EBITDA to net income applicable to common shares, which is the nearest comparable financial GAAP measure.

	Years Ended December 31,
	2006	2005	2004
Earnings before interest expense, taxes, depreciation and amortization	$431,975	$265,775	$84,342
Depreciation and amortization	(74,010)	(61,279)	(55,329)
Interest expense	(13,614)	(11,364)	(14,759)
Total income tax expense	(124,400)	(72,495)	(6,176)

Net income applicable to common shares	$219,951	$120,637	$8,078

     The following tables highlight rig days worked, contract drilling revenues and EBITDA for our daywork and turnkey operations for the years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31, 2006
	Daywork	Turnkey
	Operations	Operations (1)	Total
	(Dollars in thousands, except averages per rig day worked)
Rig days worked	35,662	3,899	39,561

Contract drilling revenues	$736,773	$208,754	$945,527
Drilling operations expenses	(368,637)	(148,150)	(516,787)
General and administrative expense (2)	(22,025)	(2,280)	(24,305)
Interest income (2)	10,365	1,121	11,486
Gain on sale of assets (2)	10,633	1,262	11,895
Gain on insurance proceeds (2)	3,675	484	4,159

EBITDA	$370,784	$61,191	$431,975

Averages per rig day worked:
Contract drilling revenues	$20,660	$53,540	$23,901

EBITDA	$10,397	$15,694	$10,919

	For the Year Ended December 31, 2005
	Daywork	Turnkey
	Operations	Operations (1)	Total
	(Dollars in thousands, except averages per rig day worked)
Rig days worked	33,718	3,511	37,229

Contract drilling revenues	$538,250	$158,729	$696,979
Drilling operations expenses	(308,708)	(109,936)	(418,644)
General and administrative expense (2)	(14,750)	(1,498)	(16,248)
Interest income (2)	3,236	337	3,573
Gain on sale of assets (2)	111	4	115

EBITDA	$218,139	$47,636	$265,775

Averages per rig day worked:
Contract drilling revenues	$15,963	$45,209	$18,721

EBITDA	$6,470	$13,568	$7,139

	For the Year Ended December 31, 2004
	Daywork	Turnkey
	Operations	Operations (1)	Total
	(Dollars in thousands, except averages per rig day worked)
Rig days worked	27,616	3,561	31,177

Contract drilling revenues	$308,851	$115,783	$424,634
Drilling operations expenses	(234,630)	(93,167)	(327,797)
General and administrative expense (2)	(11,935)	(1,382)	(13,317)
Interest income (2)	691	86	777
Gain on sale of assets (2)	34	11	45

EBITDA	$63,011	$21,331	$84,342

Averages per rig day worked:
Contract drilling revenues	$11,184	$32,515	$13,620

EBITDA	$2,282	$5,990	$2,705

(1)	Turnkey operations include the results from turnkey and footage contracts.

(2)	These income and expense items are not contract related and are allocated between daywork and turnkey based upon operating rig days.
Comparison of Fiscal Years ended December 31, 2006 and 2005
     Our EBITDA increased by $166.2 million, or 63%, to $432.0 million for the year ended December 31, 2006 from $265.8 million for the year ended December 31, 2005. The increase resulted from a $152.6 million increase in EBITDA from daywork operations and a $13.6 million increase in EBITDA from turnkey operations. On a per rig day basis, our total EBITDA increased by $3,780 or 53% to $10,919 in 2006 from $7,139 in 2005. This increase included a $3,927 per rig day increase from daywork operations and a $2,126 per rig day increase from turnkey operations. Total general and administrative expenses increased by $8.1 million, due primarily to the expensing of stock options and restricted stock in 2006, as well as to higher payroll and short-term incentive costs, and employee retention plans but as a percentage of annual contract drilling revenues, remained essentially unchanged at 2.6%. Total interest income increased by $7.9 million due to higher cash balances and higher interest rates in 2006 compared to 2005. The gain on sale of assets increased by $11.8 million due mostly to the sale of five rigs held for refurbishment in January 2006. The gain on insurance proceeds of $4.2 million in 2006 relates to the proceeds received from the loss of one of our rigs and top drives.
Daywork Operations
     The increase in EBITDA discussed above was due in part to an increase of 6%, or 1,944 rig days worked on daywork contracts during 2006 compared to 2005. This increase in days was due primarily to overall higher demand for our services and deployment of five rigs previously held for refurbishment. Higher dayrates, however, contributed more significantly to the increase in EBITDA with contract drilling revenue per rig day increasing $4,697, or 29%. The increase in dayrates includes the effect of a $540 per rig day wage increase effective May 1, 2006 which was passed on to our customers in the form of higher dayrates. Drilling operations expenses increased overall, and on a per rig day basis, due to higher activity levels, as well as several other factors. Those factors include increases in labor costs due to the above-mentioned wage increase, general inflationary cost increases on good and services, higher maintenance and repair costs, and the employee retention program implemented in November of 2005 to retain experienced personnel but as a percentage of dayrate contract drilling revenues, dayrate drilling operations expenses decreased to 50.0% in 2006 from 57.4% in 2005. Unlike wage increases, we have not passed the cost of our retention bonus program on to our customers as an increase in dayrates.
Turnkey Operations
     Turnkey EBITDA was higher for the year ended December 31, 2006 due to higher revenue in total and on a per rig day basis. Contract drilling revenue per rig day increased $8,331, or 18%, with a small portion of this increase on a per rig day basis resulting from the May 1, 2006 wage increase that was passed on to our customers in the form of higher dayrates. Increasing daywork dayrates are considered in our turnkey bid process and resulted in price increases for our turnkey operations. These price increases resulted in higher revenue. The increase in

EBITDA was also impacted by an increase in rig days worked. Rig days worked increased by 388 rig days, or 11%, for the year ended December 31, 2006 compared to the same period in 2005. Also, differences in the complexity and success of the wells drilled are a contributing factor to EBITDA fluctuations. During the third and fourth quarter of 2006, we encountered difficulties on certain turnkey contracts, generating losses, which partially offset the increase in EBITDA for the year ended December 31, 2006.
Other
     Depreciation and amortization expense increased by $12.7 million, or 21%, to $74.0 million for the year ended December 31, 2006 compared to the same period in 2005. Depreciation and amortization expense is higher due to capital expenditures made during 2005 and 2006, primarily including the cost for rig refurbishments, betterments and improvements to our rigs, the acquisition of drill pipe and rill collars, the purchase of new top drives and other capital items.
     Interest expense increased by $2.3 million, or 20%, to $13.6 million for the year ended December 31, 2006 from $11.4 million for the same period in 2005. This increase is due primarily to a higher interest rate on our Floating Rate Notes during 2006 as compared to 2005. Our average interest rate was 5.07% for the year ended 2006 as compared to 3.27% for the year ended 2005. There was no change in our debt balance during the year ended December 31, 2006.
     Our income taxes increased by $51.9 million to $124.4 million for the year ended December 31, 2006 from $72.5 million for the same period in 2005. The increase is due to the higher level of income. We also utilized the majority of our remaining net operating loss carryforwards in 2005 for federal tax purposes which has caused a significant increase in current tax expense versus deferred tax expense.
Comparison of Fiscal Years ended December 31, 2005 and 2004
     Our EBITDA increased by $181.4 million, or 215%, to $265.8 million for the year ended December 31, 2005 from $84.3 million for the year ended December 31, 2004. The increase resulted from a $155.1 million increase in EBITDA from daywork operations and a $26.3 million increase in EBITDA from turnkey operations. On a per rig day basis, our total EBITDA increased by $4,434, or 164% to $7,139 in 2005 from $2,705 in 2004. This increase included a $4,188 per rig day increase from daywork operations and a $7,578 per rig day increase from turnkey operations. Total general and administrative expenses increased by $2.9 million primarily due to higher payroll and short-term incentive costs, and professional fees but as a percentage of annual contract drilling revenues decreased by 0.8%. Total interest income increased by $2.8 million due to higher cash balances and higher interest rates in 2005 compared to 2004.
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
     Drilling operations expenses increased overall, and on a per rig day basis, due to higher activity levels, as well as several other factors. Those factors include the above-mentioned wage increase, crews being kept on the payroll during unanticipated maintenance, the employee retention program implemented in November of 2005 and increases in other labor costs. As a percentage of annual daywork contract revenues, however, daywork drilling operations expenses decreased to 57.4% in 2005 from 76.0% in 2004.
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
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the Floating Rate Notes and the CIT Facility. The Floating Rate Notes bear interest at a per annum rate which is equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. We had $125.0 million of the Floating Rate Notes outstanding at December 31, 2006. A 1% change in the interest rate on the Floating Rate Notes would change our interest expense by $1.3 million on an annual basis. However, the annual interest on the Floating Rate Notes will never be below zero or more than 6.00%, which could yield interest expense ranging from zero to $7.5 million on an annual basis. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. We have no outstanding balance under the CIT Facility at February 20, 2007 and as such have no exposure under this facility to a change in interest rates.

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
     We assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page 37.

/s/ Thomas P. Richards	/s/ David W. Wehlmann

Thomas P. Richards	David W. Wehlmann
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors
Grey Wolf, Inc.:
     We have audited the accompanying consolidated balance sheets of Grey Wolf, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the years ended December 31, 2006, 2005 and 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grey Wolf, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Grey Wolf, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Houston, Texas
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors
Grey Wolf, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Grey Wolf, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Grey Wolf, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Grey Wolf, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Grey Wolf, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Grey Wolf, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007, expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Houston, Texas
February 27, 2007

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$229,773	$173,145
Restricted cash	817	780
Accounts receivable, net of allowance of of $3,169 and $2,674, respectively	206,523	159,438
Prepaids and other current assets	7,817	8,010
Deferred tax assets	6,916	4,222

Total current assets	451,846	345,595

Property and equipment:
Land, buildings and improvements	7,044	6,530
Drilling equipment	1,107,457	934,648
Furniture and fixtures	4,839	4,217

Total property and equipment	1,119,340	945,395
Less: accumulated depreciation	(511,204)	(445,430)

Net property and equipment	608,136	499,965

Rigs held for sale, net	—	5,524
Goodwill	10,377	10,377
Other noncurrent assets, net	16,625	7,574

	$1,086,984	$869,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$85,253	$61,087
Accrued workers’ compensation	7,435	6,575
Payroll and related employee costs	15,952	12,131
Accrued interest payable	2,536	2,156
Current income taxes payable	20,641	6,141
Other accrued liabilities	15,265	7,059

Total current liabilities	147,082	95,149

Contingent convertible senior notes	275,000	275,000
Other long-term liabilities	9,877	12,403
Deferred income taxes	121,231	117,251

Commitments and contingent liabilities	—	—

Shareholders’ equity:
Series B Junior Participating Preferred stock; $1 par value; 250,000 shares authorized; none outstanding	—	—
Common stock; $0.10 par value; shares authorized: 300,000,000; shares issued:195,228,691 at December 31, 2006 and 192,625,650 at December 31, 2005; shares outstanding: 185,936,440 at December 31, 2006 and 192,625,650 at December 31, 2005	19,523	19,263
Additional paid-in capital	383,482	374,012
Treasury stock, at cost: 9,292,251 shares at December 31, 2006	(65,119)	—
Retained earnings (deficit)	195,908	(24,043)

Total shareholders’ equity	533,794	369,232

	$1,086,984	$869,035

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Contract drilling	$945,527	$696,979	$424,634

Costs and expenses:
Drilling operations	516,787	418,644	327,797
Depreciation and amortization	74,010	61,279	55,329
General and administrative	24,305	16,248	13,317
Gain on sale of assets	(11,895)	(115)	(45)
Gain on insurance proceeds	(4,159)	—	—

Total costs and expenses	599,048	496,056	396,398

Operating income	346,479	200,923	28,236

Other income (expense):
Interest expense	(13,614)	(11,364)	(14,759)
Interest income	11,486	3,573	777

Other expense, net	(2,128)	(7,791)	(13,982)

Income before income taxes	344,351	193,132	14,254

Income tax expense:
Current	123,114	11,717	200
Deferred	1,286	60,778	5,976

Total income tax expense	124,400	72,495	6,176

Net income	$219,951	$120,637	$8,078

Net income per common share (Note 1):
Basic	$1.16	$0.63	$0.04

Diluted	$0.98	$0.54	$0.04

Weighted average common shares outstanding:
Basic	190,088	191,364	185,868

Diluted	233,818	235,412	187,654

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity And Comprehensive Income
(Amounts in thousands)

	Series B
	Junior
	Participating	Common Stock			Treasury Stock
	Preferred		Amount,	Additional			Retained
	Stock	Number of	at $0.10	Paid-in	Number	Amount,	Earnings
	$1 par Value	Shares	par value	Capital	of Shares	at cost	(Deficit)	Total
Balance, December 31, 2003	—	181,283	$18,129	$330,266	—	$—	$(152,758)	$195,637
Non-cash compensation expense	—	—	—	77	—	—	—	77
Exercise of stock options	—	4,243	424	9,729	—	—	—	10,153
Tax benefit of stock option exercises	—	—	—	3,193	—	—	—	3,193
Issuance of common stock	—	4,610	461	19,883	—	—	—	20,344
Comprehensive net income	—	—	—	—	—	—	8,078	8,078

Balance, December 31, 2004	—	190,136	19,014	363,148	—	—	(144,680)	237,482
Exercise of stock options	—	2,292	229	7,844	—	—	—	8,073
Tax benefit of stock option exercises	—	—	—	2,842	—	—	—	2,842
Issuance of restricted stock, net of forfeitures	—	198	20	(20)	—	—	—	—
Stock-based compensation expense	—	—	—	198	—	—	—	198
Comprehensive net income	—	—	—	—	—	—	120,637	120,637

Balance, December 31, 2005	—	192,626	19,263	374,012	—	—	(24,043)	369,232
Exercise of stock options	—	905	90	3,062	—	—	—	3,152
Tax benefit of stock option exercises	—	—	—	1,330	—	—	—	1,330
Issuance of restricted stock, net of forfeitures	—	1,697	170	(170)	—	—	—	—
Stock-based compensation expense	—	—	—	5,248	—	—	—	5,248
Purchase of treasury stock	—	(9,292)	—	—	9,292	(65,119)	—	(65,119)
Comprehensive net income	—	—	—	—	—	—	219,951	219,951

Balance, December 31, 2006	—	185,936	$19,523	$383,482	9,292	$(65,119)	$195,908	$533,794

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$219,951	$120,637	$8,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,010	61,279	55,329
Non-cash compensation expense	—	—	77
Gain on insurance proceeds	(4,159)	—	—
Gain on sale of assets	(11,895)	(115)	(45)
Provision for doubtful accounts	495	250	—
Stock-based compensation expense	5,248	198	—
Deferred income taxes	1,286	60,778	2,778
Accretion of debt discount	—	—	102
Excess tax benefit of stock option exercises	(879)	2,842	3,193
Increase in restricted cash	(37)	(22)	(9)
Increase in other accounts receivable	(47,580)	(61,623)	(34,128)
(Increase) decrease in other current assets	193	(2,913)	(718)
Increase in trade accounts payable	24,166	18,333	9,596
Increase (decrease) in accrued workers’ compensation	(1,530)	6,257	2,402
Increase(decrease) in other current liabilities	12,407	8,019	(3,642)
Increase (decrease) in current taxes payable	15,830	5,941	200
Increase in other	724	1,751	1,933

Cash provided by operating activities	288,230	221,612	45,146

Cash flows from investing activities:
Property and equipment additions	(197,161)	(131,352)	(46,951)
Insurance proceeds	11,076	—	—
Deposits for new rig purchases	(10,979)	—	—
Payments to acquire New Patriot Drilling Corp	—	—	(28,906)
Proceeds from sale of assets	26,550	3,102	1,780

Cash used in investing activities	(170,514)	(128,250)	(74,077)

Cash flows from financing activities:
Net proceeds from long-term debt	—	—	122,187
Repayments of long-term debt	—	—	(85,000)
Financing costs	—	—	(1,049)
Proceeds from exercise of stock options	3,152	8,073	10,153
Excess tax benefit of stock options	879	—	—
Purchase of treasury stock	(65,119)	—	—

Cash (used in) provided by financing activities	(61,088)	8,073	46,291

Net increase in cash and cash equivalents	56,628	101,435	17,360
Cash and cash equivalents, beginning of year	173,145	71,710	54,350

Cash and cash equivalents, end of year	$229,773	$173,145	$71,710

Supplemental Cash Flow Disclosure
Cash paid for interest	$12,373	$9,862	$15,872

Cash paid for taxes	$107,052	$2,985	$—

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies
     Nature of Operations. Grey Wolf, Inc. is a Texas corporation formed in 1980. Grey Wolf, Inc. is a holding company with no independent assets or operations but through its subsidiaries is engaged in the business of providing onshore contract drilling services to the oil and natural gas industry. Grey Wolf, Inc., through its subsidiaries, currently conducts operations primarily in Alabama, Arkansas, Colorado, Louisiana, Mississippi, New Mexico, Oklahoma, Texas, Utah and Wyoming. The consolidated financial statements include the accounts of Grey Wolf, Inc. and its majority-owned subsidiaries (the “Company” or “Grey Wolf”). All intercompany accounts and transactions are eliminated in consolidation.
     Property and Equipment. Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Useful Lives (in years)
Drilling rigs and related equipment	3-15
Furniture and fixtures	7
Buildings and improvements	5-20
Vehicles	3-6
Other	3-5
     Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $72.9 million, $60.2 million and $54.5 million, respectively.
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

	2006	2005	2004
	(In thousands, except per share amounts)
Numerator:
Net income	$219,951	$120,637	$8,078

Add interest expense on contingent convertible senior notes, net of related tax effects	8,117	6,596	—

Adjusted net income – diluted	$228,068	$127,233	$8,078

Denominator:
Weighted average common shares outstanding – basic	190,088	191,364	185,868

Effect of dilutive securities:
Options – treasury stock method	887	1,552	1,786
Restricted stock – treasury stock method	386	39	—
Contingent convertible senior notes	42,457	42,457	—

Weighted average common shares outstanding – diluted	233,818	235,412	187,654

Earnings per common share:
Basic	$1.16	$0.63	$0.04

Diluted	$0.98	$0.54	$0.04

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of securities excluded from the computation of basic and diluted earnings per share is presented below for the applicable periods:

	Years Ended December 31,
	2006	2005	2004
Basic earnings per share:
Unvested restricted stock	1,895,831	197,750	—

Diluted earnings per share:
Anti-dilutive stock options	757,944	—	904,200

Anti-dilutive restricted stock	—	135,144	—

Anti-dilutive stock from 3.75% Notes	—	—	23,255,820

Anti-dilutive stock from Floating Rate Notes	—	—	19,201,225

Total anti-dilutive securities excluded from diluted earnings per share	757,944	135,144	43,361,245

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
     Share-Based Payment Arrangements. At December 31, 2006, the Company had stock-based compensation plans with employees and directors, which are more fully described in Note 5. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no stock-based compensation expense was recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under that transition method, compensation expense recognized for the year ended December 31, 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Costs related to unearned restricted stock awards which were previously presented separately within shareholders’ equity, are now included in additional paid-in capital. Results for prior periods have not been restated. The initial adoption of SFAS No. 123(R) on January 1, 2006 did not have a material impact on the Company’s consolidated financial statements.
     The Company records compensation expense over the requisite service period using the straight-line method. The fair value of each stock option was estimated on the date of grant using the Black-Scholes-Merton option-valuation model. The key input variables used in valuing the options granted for the year ended December 31, 2006 were: risk-free interest rate based on three-year Treasury strips of 4.89%; dividend yield of zero; stock price volatility of 39% based on historical volatility of the Company’s stock with consideration given to implied volatilities from traded options on the Company’s stock; and expected option lives of three years based on historical stock option exercise data and future expectations.
     Prior to the adoption of SFAS No.123(R), the Company presented tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the tax benefit

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
associated with compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.
     A summary of the Company’s stock option activity as of December 31, 2006, and changes during the year then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Life	Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2006	4,253	$3.83
Granted	340	7.34
Exercised	(905)	3.48
Forfeited	(69)	4.43

Outstanding at December 31, 2006	3,619	$4.23	5.97	$9,516

Exercisable at December 31, 2006	1,760	$3.76	4.72	$5,464

     The weighted-average grant-date fair value of options granted during the year ended December 31, 2006, 2005 and 2004 was $2.35, $2.99 and $3.92, respectively. The total intrinsic value of options exercised during the year ended December 31, 2006, 2005 and 2004 was $3.8 million, $8.1 million and $9.1 million, respectively.
     As of December 31, 2006, there was $2.6 million of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years. The amount of stock option expense for the year ended December 31, 2006 was $2.1 million.
     A summary of the status of the Company’s shares of restricted stock as of December 31, 2006, and changes during the year then ended is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
	(in thousands)
Non-vested at January 1, 2006	198	$5.73
Granted	1,794	7.30
Forfeited	(96)	7.03

Non-vested at December 31, 2006	1,896	$7.16

     As of December 31, 2006, there was $8.8 million of total unrecognized compensation cost related to shares of restricted stock. That cost is expected to be recognized over a weighted-average period of 2.3 years. The amount of expense related to restricted stock for the year ended December 31, 2006 was $3.2 million. The weighted-average grant-date fair value per share of restricted stock granted during the year ended December 31, 2006 and 2005 was $7.30 and $5.73, respectively. No shares vested during the year ended December 31, 2006 and 2005.

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts).

	For the Years Ended December 31,
	2005	2004
Net income, as reported	$120,637	$8,078
Add: Stock-based compensation expense included in reported net income, net of related tax effects	124	52
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,322)	(2,082)

Pro forma net income	$118,439	$6,048

Basic earnings per share
As reported	$0.63	$0.04
Pro forma	$0.62	$0.03
Diluted earnings per share
As reported	$0.54	$0.04
Pro forma	$0.53	$0.03
     For purposes of determining compensation expense using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes-Merton option-valuation model. The key input variables used in valuing the options granted in 2005 and 2004 were: risk-free interest rate based on five-year Treasury strips of 3.86% to 4.46% in 2005, 3.36% to 3.67% in 2004; dividend yield of zero in each year; stock price volatility of 53% to 57% for 2005, 55% to 56% for 2004; and expected option lives of five years in each year presented.
     Fair Value of Financial Instruments. The carrying amount of the Company’s cash and short-term investments approximates fair value because of the short maturity of those instruments. The carrying amount of the Company’s credit facility approximates fair value as the interest is indexed to the prime rate or LIBOR. The fair value of the 3.75% Notes was $178.0 million and $192.6 million at December 31, 2006 and 2005, respectively versus a face value of $150.0 million. The fair value of the Floating Rate Notes was $159.7 million and $170.5 million at December 31, 2006 and 2005, respectively, versus a face value of $125.0 million. Fair value was estimated based on quoted market prices.
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

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 and does not believe it will have a material adverse effect on the consolidated financial statements upon adoption.
     In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Reliance on either method in prior years could have resulted in misstatement of the financial statements. SAB No. 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted this bulletin as of December 31, 2006 and there was no impact on the consolidated financial statements.
     Reclassification. Certain prior period balances have been reclassified to conform to the presentations in 2006.
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

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

     Goodwill represents the excess of costs over the fair value of assets of the business acquired. None of the goodwill resulting from this acquisition is deductible for tax purposes. The intangible assets represent customer contracts and related relationships acquired and are being amortized over the useful life of three years. Amortization expenses related to these intangible assets was $1.1 million in each of the years ended December 31, 2006 and 2005, and $781,000 for the year ended December 31, 2004. Accumulated amortization was $2.9 million at December 31, 2006. Amortization expense remaining on these intangible assets is $285,000, all of which will be recognized during the first quarter of 2007. The net balance of these intangible assets was included in net other noncurrent assets on the consolidated balance sheets.
(3) Income Taxes
     The Company and its U.S. subsidiaries file a consolidated federal income tax return. The components of the provision for income taxes consisted of the following (amounts in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Current
Federal	$111,885	$10,260	$125
Foreign	—	107	75
State	11,229	1,350	—

	$123,114	$11,717	$200

Deferred
Federal	$2,933	$56,937	$6,082
State	(1,647)	3,841	(106)

	$1,286	$60,778	$5,976

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Deferred income taxes are determined based upon the difference between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes, and net operating loss and tax credit carryforwards. The tax effects of the Company’s temporary differences and carryforwards are as follows (amounts in thousands):

	December 31,
	2006	2005
Deferred tax assets
Workers compensation accruals	$6,072	$6,717
Long-term incentive plans	4,062	74
Other	3,116	1,493

	$13,250	$8,284

Deferred tax liabilities
Depreciation	127,565	121,313

Net deferred tax liability	$114,315	$113,029

     No valuation allowance was recorded as of December 31, 2006 and 2005, respectively, as management believes that it is more likely than not that future earnings and reversal of deferred tax liabilities will be sufficient to permit the Company to realize its deferred tax assets.
     The following summarizes the differences between the federal statutory tax rate of 35% (amounts in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Income tax expense at statutory rate	$120,523	$67,596	$4,989

Increase (decrease) in taxes resulting from:
Permanent differences
Section 199 “Manufacturing Deduction”	(3,418)	—	—
Basis differences in assets that were purchased in capital stock acquisitions	972	972	972
State taxes, net	5,950	3,131	(69)
Other	373	796	284

Income tax expense	$124,400	$72,495	$6,176

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) Long-Term Debt
     Long-term debt consists of the following (amounts in thousands):

	December 31,
	2006	2005
Contingent Convertible Senior Notes due May 2023	$150,000	$150,000

Floating Rate Contingent Convertible Senior Notes due April 2024	125,000	125,000

	$275,000	$275,000
Less current maturities	—	—

Long-term debt	$275,000	$275,000

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

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     One of the triggering events permitting note holders to convert their 3.75% Notes into shares of the Company’s common stock was met at various times during the years ended December 31, 2006 and 2005. That triggering event is: if, during any calendar quarter, the closing sale price per share of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs, is more than 100% of the conversion price per share ($7.10 per share) on that 30th trading day, then the 3.75% Notes become convertible at the note holders’ option. During the periods in which the 3.75% Notes were convertible, none of the note holders exercised their right to convert them into shares of the Company’s common stock. In addition, as of December 31, 2006 and for the first quarter of 2007, the 3.75% Notes did not meet any of the criteria for convertibility.
Floating Rate Notes
     On March 31, 2004, the Company issued $100.0 million aggregate principal amount of Floating Rate Notes in a private offering that yielded net proceeds of approximately $97.8 million. On April 27, 2004, one of the initial purchasers in the Company’s private offering of the Floating Rate Notes exercised its option to purchase an additional $25.0 million aggregate principal amount of the Floating Rate Notes with the same terms. This yielded net proceeds of $24.4 million. The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. The per annum interest rate will never be less than zero or more than 6.00%. The average interest rate on the Floating Rate Notes was 5.07% and 3.27% for the years ended December 31, 2006 and 2005, respectively. The interest rate was 5.32% and 4.05% for the quarters ended December 31, 2006 and 2005, respectively. The Floating Rate Notes mature on April 1, 2024. The Floating Rate Notes are convertible into shares of the Company’s common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share, which is equal to a conversion rate of approximately 153.6098 shares per $1,000 principal amount of the Floating Rate Notes, subject to adjustment. The Floating Rate Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are immaterial. The Floating Rate Notes and the guarantees rank equally with all of the Company’s other senior unsecured debt, currently the Company’s 3.75% Notes. Fees and expenses of approximately $3.6 million incurred at the time of issuance are being amortized through April 1, 2014, the first date the holders may require the Company to repurchase the Floating Rate Notes.
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
     The Floating Rate Notes did not meet the criteria for conversion into common stock at any time during the years ended December 31, 2006 and 2005.
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
CIT Facility
     The Company’s subsidiary Grey Wolf Drilling Company L.P. has a $100.0 million credit facility with the CIT Group/Business Credit, Inc. (the “CIT Facility”) which was amended in December 2004 and expires December 31, 2008. The CIT Facility provides the Company with the ability to borrow up to the lesser of $100.0 million or 50% of the Orderly Liquidation Value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. The CIT Facility is a revolving facility with automatic renewals after expiration unless terminated by the lender on any subsequent anniversary date and then only upon 60 days prior notice. Periodic interest payments are due at a floating rate based upon the Company’s debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $50.0 million available for letters of credit. The Company is required to pay a quarterly commitment fee of 0.375% to 0.50% per annum on the unused portion of the CIT Facility. Letters of credit accrue a fee of 1.25% per annum. The Company incurred $786,000, $760,000, and $610,000 for the years ended December 31, 2006, 2005, and 2004, respectively, related to these fees.
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
     At December 31, 2006, the Company’s liquidity as defined above was $300.2 million. Additionally, if the total amount outstanding under the CIT Facility (including outstanding letters of credit) exceeds 50% of the Orderly Liquidation Value of the Company’s domestic rigs, the Company is required to make a prepayment in the amount of the excess. Also, if the average rig utilization rate falls below 45% for two consecutive months, the lender will have the option to request one additional appraisal per year to aid in determining the current orderly liquidation value of the drilling equipment. Average rig utilization is defined as the total number of rigs owned which are operating under drilling contracts in the 48 contiguous states of the United States of America divided by the total number of rigs owned, excluding rigs not capable of working without substantial capital investment. Events of default under the CIT Facility include, in addition to non-payment of amounts due, misrepresentations and breach of loan covenants and certain other events including:
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
     The Company currently has no outstanding balance under the CIT Facility and had $29.6 million of undrawn, standby letters of credit at December 31, 2006. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT Facility.
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

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The 2003 Plan replaced the Company’s 1996 Employee Stock Option Plan (the “1996 Plan”), but all outstanding options previously granted continue to be exercisable subject to the terms and conditions of such grants. The 1996 Plan allowed for grants of non-statutory options to purchase shares of the Company’s common stock, but no further grants of common stock will be made under the 1996 Plan. The 2003 Plan reserves a maximum of 17.0 million shares of the Company’s common stock underlying all equity-based awards, but is reduced by the number of shares subject to previous grants under the 1996 Plan. At December 31, 2006, there were 3.8 million shares of common stock available for grant under the 2003 Plan until March 2013. Prior to 2003, the Company also granted options under stock option agreements with its directors that are outside of the 1996 Plan and the 2003 Plan. At December 31, 2006, these individuals had options outstanding to purchase an aggregate of 700,500 shares of common stock.
     The exercise price of stock options approximates the fair market value of the stock at the time the option is granted. A portion of the outstanding options became exercisable upon issuance and the remaining become exercisable in varying increments over three to five-year periods. The options expire on the tenth anniversary of the date of grant.
     Shares of restricted stock entitle the holder to one vote per share and are only restricted due to vesting conditions. Restricted shares vest in varying increments over three to five-year periods.
(6) Segment Information
     The Company manages its business as one reportable segment. Although the Company provides contract drilling services in several markets, these operations have been aggregated into one reportable segment based on the similarity of economic characteristics among all markets including the nature of the services provided and the type of customers of such services.
(7) Related-Party Transactions
     The Company performed contract drilling services for affiliates of one of the Company’s directors. Total revenues recognized from these affiliates during 2006, 2005 and 2004 were $41.5 million, $18.2 million, and $4.7 million, respectively. These affiliates had accounts receivable balances with the Company of $10.7 million and $6.3 million at December 31, 2006 and 2005, respectively.

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) Commitments and Contingencies
Operating Leases
     The Company occupies various facilities and leases certain equipment under various lease agreements. The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2006 are as follows:

Year	Amount
2007	$757,000
2008	647,000
2009	594,000
2010	570,000
2011	48,000

$2,616,000

     Lease expense under operating leases for 2006, 2005 and 2004 was approximately $846,000, $931,000, and $774,000, respectively.
New Rig Purchases
     The Company has agreed to purchase four new 1,500 horsepower rigs in 2007 with remaining payments of $47.0 million.
Contingencies
     The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company’s consolidated financial condition or results of operations.
(9) Employee Benefit Plan
     The Company has a defined contribution employee benefit plan covering substantially all of its employees. The Company matches 100% of the first 3% of individual employee contributions and 50% of the next 3% of individual employee contributions. Employer matching contributions under the plan totaled $1.7 million, $1.4 million, and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Upon reaching the service requirements to join the plan, participants immediately vest in employer matching contributions.
(10) Concentrations
     There were no customers representing greater than 10% of the Company’s revenue for the years ended December 31, 2006, 2005 and 2004, respectively.
(11) Insurance Recoveries
     The Company maintains insurance coverage to protect against certain hazards inherent in contract drilling operations. During the first quarter of 2006, the Company experienced a fire on one of its 2,000 horsepower diesel electric rigs, which was drilling under a daywork contract in South Louisiana. The fire resulted in a total loss of the rig and one of the Company’s top drives which was being used on this rig. The Company filed a claim with its insurance carriers to recoup this loss. The net book value of the rig and top drive was $6.9 million at the time of the loss. The Company recorded a gain of $4.2 million in the second quarter of 2006 resulting from the insurance proceeds. During the third quarter of 2006, the Company encountered difficulties on a well being drilled under one of the turnkey contracts. The cost associated with the difficulties is covered by the Company’s insurance subject to a deductible of $1.4 million. The costs incurred through December 31, 2006 totaled approximately $7.0 million. As

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
a result, the Company recorded a $5.6 million insurance receivable for costs incurred in excess of the deductible at December 31, 2006.
(12) Asset Sales
     During 2006, the Company sold five of its rigs formerly held for refurbishment and certain of its spare equipment in separate transactions. The Company received $21.1 million in cash in exchange for the five rigs and spare equipment, which resulted in a gain of $10.8 million during the year ended December 31, 2006. The Company also recorded other gains on sales of vehicles and equipment which are included on the consolidated statements of operations.
(13) Treasury Stock
     On May 25, 2006, the Company announced that its Board of Directors approved a plan authorizing the repurchase of up to $100.0 million of Grey Wolf common stock in open market or in privately negotiated block-trade transactions. The number of shares purchased and the timing of purchases is based on several factors, including the price of common stock, general market conditions, available cash and alternate investment opportunities. The stock repurchase program is subject to termination prior to completion. For the year ended December 31, 2006 the Company repurchased 9.3 million shares at a total price of $65.1 million. During the first quarter 2007 to February 27, 2007, the Company repurchased approximately 1.2 million additional shares of common stock at a total cost of $8.0 million.
(14) Quarterly Financial Data (unaudited)
     Summarized quarterly financial data for the years ended December 31, 2006, 2005 and 2004 are set forth below (amounts in thousands, except per share amounts).

	Quarter Ended
	March	June	September	December
	2006	2006	2006	2006
Contract drilling revenues	$222,879	$239,590	$242,728	$240,330
Operating income	87,069	90,425	87,041	81,944
Income before income taxes	85,916	90,123	86,726	81,586
Net income	54,249	57,915	55,262	52,525
Net income per common share
– basic	$0.28	$0.30	$0.29	$0.28
– diluted	$0.24	$0.25	$0.25	$0.24

	Quarter Ended
	March	June	September	December
	2005	2005	2005	2005
Contract drilling revenues	$149,992	$161,315	$181,523	$204,149
Operating income	38,851	46,150	52,541	63,381
Income before income taxes	36,684	44,053	50,661	61,734
Net income	23,044	27,633	31,779	38,181
Net income per common share
– basic	$0.12	$0.14	$0.17	$0.20
– diluted	$0.10	$0.12	$0.14	$0.17

GREY WOLF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
	March	June	September	December
	2004	2004	2004	2004
Contract drilling revenues	$75,200	$103,750	$116,290	$129,394
Operating income (loss)	(3,438)	1,990	11,199	18,485
Income (loss) before income taxes	(9,438)	(1,748)	9,173	16,267
Net income (loss)	(6,431)	(1,482)	5,462	10,529
Net income (loss) per common share
– basic	$(0.04)	$(0.01)	$0.03	$0.06
– diluted	$(0.04)	$(0.01)	$0.03	$0.05

Schedule II
GREY WOLF, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(In thousands)

		Additions	Deductions
	Balance at	Charged to	From	Balance at
	Beginning	Bad Debt	Bad Debt	End
	of Period	Allowance	Allowance	of Period
Year ended December 31, 2004 Allowance for doubtful accounts receivable	$2,443	$—	$(19)	$2,424

Year Ended December 31, 2005 Allowance for doubtful accounts receivable	$2,424	$250	$—	$2,674

Year ended December 31, 2006 Allowance for doubtful accounts receivable	$2,674	$495	$—	$3,169

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicates to the issuer’s management including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
Management’s Report on Internal Control Over Financial Reporting
     This report is included in Item 8 on page 35 of this report and is incorporated herein by reference.
Changes in Internal Controls
     There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item as to our directors and executive officers is hereby incorporated by reference to such information appearing under the captions “Directors” and “Executive Officers” in our definitive proxy statement for our 2007 Annual Meeting of Shareholders and is to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2006.
Item 11. Executive Compensation
     The information required by this item as to the compensation of our management is hereby incorporated by reference to such information appearing under the caption “Executive Compensation” in our definitive proxy statement for our 2007 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item as to the ownership by our management and others of our securities is hereby incorporated by reference to such information appearing under the caption “Nominees for Director”, “Ownership by Management and Certain Shareholders” and “Executive Compensation Plans” in our definitive proxy statement for our 2007 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2006.
Item 13. Certain Relationships and Related Transactions, and Director independence
     The information required by this item as to certain business relationships and transactions with our management and other parties related to us is hereby incorporated by reference to such information appearing under the caption “Certain Transactions” in our definitive proxy statement for our 2007 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2006.
Item 14. Principal Accountant Fees and Services
     The information required by this item as to accounting fees and services is hereby incorporated by reference to such information appearing under the caption “Registered Public Accountants” in our definitive proxy statement for our 2007 Annual Meeting of Shareholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2006.

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
3.	Exhibits

Exhibit
No.		Documents

2.1	—	Agreement and Plan of Merger between Grey Wolf, Inc. and New Patriot Drilling Corp. dated March 5, 2004 (incorporated by reference to Exhibit 99 to Grey Wolf’s Form 8-K dated March 8, 2004.

3.1	—	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).

3.2	—	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

4.1	—	Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.2	—	Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.3	—	Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.4	—	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes Due 2024 between the Company, the Guarantors, and J.P. Morgan Chase Bank, a New York banking corporation, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q dated May 5, 2004).

4.5	—	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

4.6	—	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JP Morgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2004).

+10.1	—	Form of Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.2 to Registration Statement on Form S-3 No. 333-14783 filed October 24, 1996).

Exhibit
No.		Documents

+10.2	—	DI Industries, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Grey Wolf, Inc. 1996 Annual Meeting of Shareholders definitive proxy materials filed August 2, 1996).

+10.3	—	Grey Wolf Inc. Amendment to 1996 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to Grey Wolf, Inc.’s Registration Statement on Form S-8 No. 333-41334 filed July 13, 2000).

+10.4	—	Grey Wolf, Inc. Second Amendment to 1996 Employee Stock Option Plan dated May 14, 2002 (incorporated herein by reference to Exhibit 4.6 to Grey Wolf, Inc. Registration Statement on Form S-8 No. 333-90888 filed June 21, 2002).

+10.5	—	Form of Non-Qualified Stock Option Agreement dated February 10, 1998, by and between the Company and David W. Wehlmann (incorporated herein by reference to Exhibit 10.35 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, filed March 30, 1998).

+10.6	—	Non-Qualified Stock Option Agreement dated January 16, 1999, by and between the Company and Edward S. Jacob, III. (incorporated herein by reference to Exhibit 10.33 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 1999, filed March 7, 2000).

+10.7	—	Form of Amendment to Non-Qualified Stock Option Agreements dated November 13, 2001, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.13 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.8	—	Form of Amendment to Non-Qualified Stock Option Agreement dated November 13, 2001, by and among the Company (f.k.a. DI Industries, Inc.), Thomas P. Richards and Richards Brothers Interests, L.P (incorporated herein by reference to Exhibit 10.14 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.9	—	Form of Amendment to Non-Qualified Stock Option Agreements dated November 13, 2001, by and between the Company and each of David W. Wehlmann, Edward S. Jacob III, Gary D. Lee, Ronnie E. McBride, Kent D. Cauley, and Donald J. Guedry, Jr. (incorporated herein by reference Exhibit 10.15 to the to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.10	—	Grey Wolf, Inc. Executive Severance Plan effective November 15, 2001 (incorporated herein by reference to Exhibit 10.16 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.11	—	Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.17 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.12	—	Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and David W. Wehlmann (incorporated herein by reference to Exhibit 10.18 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.13	—	Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Edward S. Jacob III (incorporated herein by reference to Exhibit 10.19 of the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.14	—	Employment Agreement effective December 28, 2005 by and between Robert J. Proffit (incorporated by reference to Exhibit 10.1 of the Grey Wolf, Inc. Current Report on Form 8-K filed December 28, 2005).

Exhibit
No.		Documents

+10.15	—	Form of Non-Qualified Stock Option Agreement dated as of February 13, 2002, by and between the Company and each of Frank M. Brown, William T. Donovan, James K.B. Nelson, Robert E. Rose, Steven A. Webster, and William R. Ziegler (incorporated herein by reference to Exhibit 10.22 of the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.16	—	Grey Wolf, Inc. 2003 Incentive Plan (incorporated herein by reference to Appendix A to the Grey Wolf, Inc. 2003 Annual Meeting of Shareholders definitive proxy materials filed March 28, 2003).

+10.17	—	Form of Non-Qualified Stock Option Agreement under the Grey Wolf, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Grey Wolf, Inc. Current Report on Form 8-K filed February 22, 2005).

+10.18	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Grey Wolf, Inc. current Report on Form 8-K filed February 22, 2005).

+10.19	—	Form of Stock Option Agreement under the 2003 Incentive Plan for Thomas P. Richards (incorporated by reference to Exhibit 10.1 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006.)

+10.20	—	Form of Restricted Stock Agreement under the 2003 Incentive Plan for Thomas P. Richards (incorporated by reference to Exhibit 10.2 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006.)

+10.21	—	Form of Stock Option Agreement under the 2003 Incentive Plan for the other executive officers (incorporated by reference to Exhibit 10.3 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006.)

+10.22	—	Form of Restricted Stock Agreement under the 2003 Incentive Plan for other executive officers (incorporated by reference to Exhibit 10.4 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006).

+10.23	—	Form of Restricted Stock Agreement for Thomas P. Richards under the Retention Plan (incorporated by reference to Exhibit 10.5 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006).

+10.24	—	Form of Restricted Stock Agreement for other executive officers under the Retention Plan (incorporated by reference to Exhibit 10.6 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006).

+10.25	—	Form of Restricted Stock Agreement for non-employee directors (incorporated by reference to Exhibit 10.7 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006).

+10.26	—	Anticipated compensation of officers and directors for 2007 (incorporated by reference to Grey Wolf, Inc. Current Report on Form 8-K filed February 16, 2007).

10.27	—	Revolving Credit Agreement dated as of January 14, 1999 among Grey Wolf Drilling Company LP (as borrower), Grey Wolf, Inc. (as guarantor), The CIT Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders) (incorporated herein by reference to Exhibit 10.1 to Grey Wolf, Inc. current report on Form 8-K dated January 26, 1999).

10.28	—	First Amendment to Loan Agreement dated as of December 20, 2001, by and among Grey Wolf Drilling Company, LP (as borrower) and Grey Wolf, Inc. (as guarantor) and the CIT Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders) (incorporated herein by reference to Exhibit 10.11 to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 14, 2002).

10.29	—	Second Amendment to Loan Agreement dated as of February 7, 2003 by and among Grey Wolf Drilling Company L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders) (incorporated herein by reference to Exhibit 10.24 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2002, filed March 16, 2003).

Exhibit
No.		Documents

10.30	—	Third Amendment to Loan Agreement as of May 1, 2003, by and among Grey Wolf Drilling Company, L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 5, 2004).

10.31	—	Fourth Amendment to Loan Agreement as of March 31, 2004, by and among Grey Wolf Drilling Company L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

10.32	—	Fifth Amendment to the Loan Agreement dated December 31, 2004 by and among Grey Wolf Drilling Company, L.P. (as borrower,) Grey Wolf, Inc and various subsidiaries (as guarantor) and the CIT Business Credit, Inc. (as agent) and various financial institutions (as lenders) (incorporated by reference to Exhibit 10.6 of the Grey Wolf, Inc. Current Report on Form 8-K filed January 5, 2005).

10.33	—	Sixth Amendment to the Loan Agreement dated September 13, 2005 by and between Grey Wolf Drilling Company, L.P. (as borrower,) Grey Wolf Inc. and various subsidiaries (as guarantor) and the CIT Business Credit, inc. (as agent) and various financial institutions (as lenders) (incorporated by reference to Exhibit 10.7 of the Grey Wolf, Inc. Current Report on Form 8-K filed September 14, 2005).

21.1	—	List of Subsidiaries of Grey Wolf, Inc.

*23.1	—	Consent of Independent Registered Public Accounting Firm, KPMG LLP

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

**32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

+	Management contract, compensation plan or arrangement

*	Filed herewith

**	Furnished, not filed, pursuant to Item 101(b) (32) of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of February, 2007.

Grey Wolf, Inc.

By:	/s/ David W. Wehlmann
David W. Wehlmann, Executive Vice President and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures and Capacities		Date

By:	/s/ Thomas P. Richards	February 27, 2007
Thomas P. Richards, Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David W. Wehlmann	February 27, 2007
David W. Wehlmann, Executive Vice President and Chief Financial Officer

By:	/s/ Kent D. Cauley	February 27, 2007
Kent D. Cauley, Vice President and Controller

By:	/s/ William R. Ziegler	February 27, 2007
William R. Ziegler, Director

By:	/s/ Frank M. Brown	February 27, 2007
Frank M. Brown, Director

By:	/s/ William T. Donovan	February 27, 2007
William T. Donovan, Director

By:	/s/ Robert E. Rose	February 27, 2007
Robert E. Rose, Director

By:	/s/ Trevor M. Turbidy	February 27, 2007
Trevor M. Turbidy, Director

By:	/s/ Steven A. Webster	February 27, 2007
Steven A. Webster, Director

INDEX TO EXHIBITS

2.1	—	Agreement and Plan of Merger between Grey Wolf, Inc. and New Patriot Drilling Corp. dated March 5, 2004 (incorporated by reference to Exhibit 99 to Grey Wolf’s Form 8-K dated March 8, 2004.

3.1	—	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).

3.2	—	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

4.1	—	Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.2	—	Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.3	—	Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.4	—	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes Due 2024 between the Company, the Guarantors, and J.P. Morgan Chase Bank, a New York banking corporation, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q dated May 5, 2004).

4.5	—	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

4.6	—	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JP Morgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2004).

+10.1	—	Form of Non-Qualified Stock Option Agreement dated September 3, 1996, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.2 to Registration Statement on Form S-3 No. 333-14783 filed October 24, 1996).

+10.2	—	DI Industries, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Grey Wolf, Inc. 1996 Annual Meeting of Shareholders definitive proxy materials filed August 2, 1996).

+10.3	—	Grey Wolf Inc. Amendment to 1996 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to Grey Wolf, Inc.’s Registration Statement on Form S-8 No. 333-41334 filed July 13, 2000).

+10.4	—	Grey Wolf, Inc. Second Amendment to 1996 Employee Stock Option Plan dated May 14, 2002 (incorporated herein by reference to Exhibit 4.6 to Grey Wolf, Inc. Registration Statement on Form S-8 No. 333-90888 filed June 21, 2002).

+10.5	—	Form of Non-Qualified Stock Option Agreement dated February 10, 1998, by and between the Company and David W. Wehlmann (incorporated herein by reference to Exhibit 10.35 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, filed March 30, 1998).

+10.6	—	Non-Qualified Stock Option Agreement dated January 16, 1999, by and between the Company and Edward S. Jacob, III. (incorporated herein by reference to Exhibit 10.33 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 1999, filed March 7, 2000).

+10.7	—	Form of Amendment to Non-Qualified Stock Option Agreements dated November 13, 2001, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.13 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.8	—	Form of Amendment to Non-Qualified Stock Option Agreement dated November 13, 2001, by and among the Company (f.k.a. DI Industries, Inc.), Thomas P. Richards and Richards Brothers Interests, L.P (incorporated herein by reference to Exhibit 10.14 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.9	—	Form of Amendment to Non-Qualified Stock Option Agreements dated November 13, 2001, by and between the Company and each of David W. Wehlmann, Edward S. Jacob III, Gary D. Lee, Ronnie E. McBride, Kent D. Cauley, and Donald J. Guedry, Jr. (incorporated herein by reference Exhibit 10.15 to the to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.10	—	Grey Wolf, Inc. Executive Severance Plan effective November 15, 2001 (incorporated herein by reference to Exhibit 10.16 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.11	—	Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Thomas P. Richards (incorporated herein by reference to Exhibit 10.17 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.12	—	Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and David W. Wehlmann (incorporated herein by reference to Exhibit 10.18 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.13	—	Amended and Restated Employment Agreement dated November 13, 2001, by and between the Company and Edward S. Jacob III (incorporated herein by reference to Exhibit 10.19 of the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.14	—	Employment Agreement effective December 28, 2005 by and between Robert J. Proffit (incorporated by reference to Exhibit 10.1 of the Grey Wolf, Inc. Current Report on Form 8-K filed December 28, 2005).

+10.15	—	Form of Non-Qualified Stock Option Agreement dated as of February 13, 2002, by and between the Company and each of Frank M. Brown, William T. Donovan, James K.B. Nelson, Robert E. Rose, Steven A. Webster, and William R. Ziegler (incorporated herein by reference to Exhibit 10.22 of the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 15, 2002).

+10.16	—	Grey Wolf, Inc. 2003 Incentive Plan (incorporated herein by reference to Appendix A to the Grey Wolf, Inc. 2003 Annual Meeting of Shareholders definitive proxy materials filed March 28, 2003).

+10.17	—	Form of Non-Qualified Stock Option Agreement under the Grey Wolf, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Grey Wolf, Inc. Current Report on Form 8-K filed February 22, 2005).

+10.18	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Grey Wolf, Inc. current Report on Form 8-K filed February 22, 2005).

+10.19	—	Form of Stock Option Agreement under the 2003 Incentive Plan for Thomas P. Richards (incorporated by reference to Exhibit 10.1 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006.)

+10.20	—	Form of Restricted Stock Agreement under the 2003 Incentive Plan for Thomas P. Richards (incorporated by reference to Exhibit 10.2 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006.)

+10.21	—	Form of Stock Option Agreement under the 2003 Incentive Plan for the other executive officers (incorporated by reference to Exhibit 10.3 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006.)

+10.22	—	Form of Restricted Stock Agreement under the 2003 Incentive Plan for other executive officers (incorporated by reference to Exhibit 10.4 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006).

+10.23	—	Form of Restricted Stock Agreement for Thomas P. Richards under the Retention Plan (incorporated by reference to Exhibit 10.5 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006).

+10.24	—	Form of Restricted Stock Agreement for other executive officers under the Retention Plan (incorporated by reference to Exhibit 10.6 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006).

+10.25	—	Form of Restricted Stock Agreement for non-employee directors (incorporated by reference to Exhibit 10.7 to Grey Wolf, Inc. Current Report on Form 8-K filed February 21, 2006).

+10.26	—	Anticipated compensation of officers and directors for 2007 (incorporated by reference to Grey Wolf, Inc. Current Report on Form 8-K filed February 16, 2007).

10.27	—	Revolving Credit Agreement dated as of January 14, 1999 among Grey Wolf Drilling Company LP (as borrower), Grey Wolf, Inc. (as guarantor), The CIT Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders) (incorporated herein by reference to Exhibit 10.1 to Grey Wolf, Inc. current report on Form 8-K dated January 26, 1999).

10.28	—	First Amendment to Loan Agreement dated as of December 20, 2001, by and among Grey Wolf Drilling Company, LP (as borrower) and Grey Wolf, Inc. (as guarantor) and the CIT Group/Business Credit, Inc. (as agent) and various financial institutions (as lenders) (incorporated herein by reference to Exhibit 10.11 to Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 14, 2002).

10.29	—	Second Amendment to Loan Agreement dated as of February 7, 2003 by and among Grey Wolf Drilling Company L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders) (incorporated herein by reference to Exhibit 10.24 to the Grey Wolf, Inc. Annual Report on Form 10-K for the year ended December 31, 2002, filed March 16, 2003).

10.30	—	Third Amendment to Loan Agreement as of May 1, 2003, by and among Grey Wolf Drilling Company, L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 5, 2004).

10.31	—	Fourth Amendment to Loan Agreement as of March 31, 2004, by and among Grey Wolf Drilling Company L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantors) and the CIT Group/Business Credit, Inc. and various financial institutions (as lenders) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

10.32	—	Fifth Amendment to the Loan Agreement dated December 31, 2004 by and among Grey Wolf Drilling Company, L.P. (as borrower,) Grey Wolf, Inc and various subsidiaries (as guarantor) and the CIT Business Credit, Inc. (as agent) and various financial institutions (as lenders) (incorporated by reference to Exhibit 10.6 of the Grey Wolf, Inc. Current Report on Form 8-K filed January 5, 2005).

10.33	—	Sixth Amendment to the Loan Agreement dated September 13, 2005 by and between Grey Wolf Drilling Company, L.P. (as borrower,) Grey Wolf Inc. and various subsidiaries (as guarantor) and the CIT Business Credit, inc. (as agent) and various financial institutions (as lenders) (incorporated by reference to Exhibit 10.7 of the Grey Wolf, Inc. Current Report on Form 8-K filed September 14, 2005).

21.1	—	List of Subsidiaries of Grey Wolf, Inc.

*23.1	—	Consent of Independent Registered Public Accounting Firm, KPMG LLP

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

**32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

+	Management contract, compensation plan or arrangement

*	Filed herewith

**	Furnished, not filed, pursuant to Item 101(b) (32) of Regulation S-K.