Form 10-Q
period 2007-03-31
GREY WOLF INC
filed 2007-05-08
CIK 320186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑     Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, par value $0.10 per share, outstanding at April 30, 2007, was 184,868,416.

GREY WOLF, INC. AND SUBSIDIARIES

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$273,699	$229,773
Restricted cash	827	817
Accounts receivable, net of allowance of $3,169	191,282	206,523
Prepaids and other current assets	5,991	7,817
Deferred tax assets	4,637	6,916

Total current assets	476,436	451,846
Property and equipment:
Land, buildings and improvements	7,061	7,044
Drilling equipment	1,173,116	1,107,457
Furniture and fixtures	4,891	4,839

Total property and equipment	1,185,068	1,119,340
Less: accumulated depreciation	(531,986)	(511,204)

Net property and equipment	653,082	608,136

Goodwill	10,377	10,377
Other noncurrent assets, net	10,941	16,625

	$1,150,836	$1,086,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$75,258	$85,253
Accrued workers’ compensation	6,273	7,435
Payroll and related employee costs	9,037	15,952
Accrued interest payable	3,939	2,536
Current income taxes payable	32,210	20,641
Other accrued liabilities	15,127	15,265

Total current liabilities	141,844	147,082
Contingent convertible senior notes	275,000	275,000
Other long-term liabilities	13,188	9,877
Deferred income taxes	136,972	121,231

Commitments and contingent liabilities	—	—

Shareholders’ equity:
Series B Junior Participating Preferred stock; $1 par value; 250,000 shares authorized; none outstanding	—	—
Common stock; $0.10 par value; shares authorized: 300,000,000; shares issued: 195,893,284 at March 31, 2007 and 195,228,691 at December 31, 2006; shares outstanding:184,859,712 at March 31, 2007 and 185,936,440 at December 31, 2006	19,589	19,523
Additional paid-in capital	385,115	383,482
Treasury stock, at cost: 11,033,572 shares at March 31, 2007 and 9,292,251 shares at December 31, 2006	(76,565)	(65,119)
Retained earnings	255,693	195,908

Total shareholders’ equity	583,832	533,794

	$1,150,836	$1,086,984

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Contract drilling revenue	$242,013	$222,879

Costs and expenses:
Drilling operations	120,953	122,860
Depreciation and amortization	21,414	17,148
General and administrative	7,399	5,317
Gain on sale of assets	(53)	(9,515)

Total costs and expenses	149,713	135,810

Operating income	92,300	87,069

Other income (expense):
Interest income	3,159	2,116
Interest expense	(3,492)	(3,269)

Other expense, net	(333)	(1,153)

Income before income taxes	91,967	85,916

Income tax expense:
Current	26,980	28,900
Deferred	6,409	2,767

Total income tax expense	33,389	31,667

Net income	$58,578	$54,249

Net income per common share (Note 2):
Basic	$0.32	$0.28

Diluted	$0.27	$0.24

Weighted average common shares outstanding:
Basic	183,023	192,541

Diluted	226,577	236,001

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands)

	Common Stock		Additional	Treasury Stock		Retained
	Number of	Amount,	Paid-in	Number of	Amount,	Earnings
	Shares	at $0.10 par value	Capital	Shares	at cost	(Deficit)	Total
Balance, December 31, 2005	192,626	$19,263	$374,012	—	$—	$(24,043)	$369,232

Exercise of stock options	905	90	3,062	—	—	—	3,152

Tax benefit of stock option exercises	—	—	1,330	—	—	—	1,330

Issuance of restricted stock, net of forfeitures	1,697	170	(170)	—	—	—	—

Stock-based compensation expense	—	—	5,248	—	—	—	5,248

Purchase of treasury stock	(9,292)	—	—	9,292	(65,119)	—	(65,119)

Comprehensive net income	—	—	—	—	—	219,951	219,951

Balance, December 31, 2006	185,936	19,523	383,482	9,292	(65,119)	195,908	533,794

Adjustment for the adoption of FASB Interpretation No. (FIN) 48	—	—	—	—	—	1,207	1,207

Exercise of stock options	52	5	171	—	—	—	176

Tax effect of share-based payments	—	—	(9)	—	—	—	(9)

Issuance of restricted stock, net of forfeitures	613	61	(61)	—	—	—	—

Stock-based compensation expense	—	—	1,532	—	—	—	1,532

Purchase of treasury stock	(1,741)	—	—	1,741	(11,446)	—	(11,446)

Comprehensive net income	—	—	—	—	—	58,578	58,578

Balance, March 31, 2007 (Unaudited)	184,860	$19,589	$385,115	11,033	$(76,565)	$255,693	$583,832

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$58,578	$54,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,414	17,148
Deferred income taxes	6,409	2,767
Gain on sale of assets	(53)	(9,515)
Stock-based compensation expense	1,532	950
Excess tax benefit of stock option exercises and vested restricted stock	(45)	(225)
Net effect of changes in assets and liabilities related to operating accounts	33,356	138

Cash provided by operating activities	121,191	65,512

Cash flows from investing activities:
Property and equipment additions	(67,377)	(27,985)
Proceeds from sale of property and equipment	1,337	15,641
Deposits for new rig purchases	—	(12,673)

Cash used in investing activities	(66,040)	(25,017)

Cash flows from financing activities:
Proceeds from exercise of stock options	176	996
Excess tax benefit of stock option exercises and vested restricted stock	45	225
Purchase of treasury stock	(11,446)	—

Cash (used in) provided by financing activities	(11,225)	1,221

Net increase in cash and cash equivalents	43,926	41,716
Cash and cash equivalents, beginning of period	229,773	173,145

Cash and cash equivalents, end of period	$273,699	$214,861

Supplemental cash flow disclosure:
Cash paid for interest	$1,874	$2,887

Cash paid for taxes	$1,320	$625

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
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2007 and the results of operations and cash flows for the periods indicated. All intercompany transactions have been eliminated. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements in accordance with U.S. GAAP have been omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
(2) Significant Accounting Policies
Earnings Per Share
     Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the applicable period and excludes shares of restricted stock that have not vested. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock and shares issuable upon conversion of the Floating Rate Contingent Convertible Senior Notes due 2024 (the “Floating Rate Notes”) and the 3.75% Contingent Convertible Senior Notes due 2023 (the “3.75% Notes” and together with the Floating Rate Notes, referred to as the “Contingent Convertible Senior Notes”).
     The Company accounts for the Contingent Convertible Senior Notes using the “if converted” method set forth in the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share” for calculating diluted earnings per share. Under the “if converted” method, the after-tax effect of interest expense related to the Contingent Convertible Senior Notes is added back to net income, and the convertible debt is assumed to have been converted into common stock at the beginning of the period and is added to outstanding shares.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net income	$58,578	$54,249

Add interest expense on contingent convertible senior notes, net of related tax effects	2,074	1,902

Adjusted net income–diluted	$60,652	$56,151

Denominator:
Weighted average common shares outstanding–basic	183,023	192,541

Effect of dilutive securities:
Options – treasury stock method	691	893
Restricted stock – treasury stock method	406	110
Contingent convertible senior notes	42,457	42,457

Weighted average common shares outstanding–diluted	226,577	236,001

Earnings per common share:
Basic	$0.32	$0.28

Diluted	$0.27	$0.24

A summary of securities excluded from the computation of basic and diluted earnings per share is presented below for the applicable periods:

	Three Months Ended
	March 31,
	2007	2006
Basic earnings per share:
Unvested restricted stock	2,148,381	1,736,699

Diluted earnings per share:
Anti-dilutive stock options	1,275,446	—

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Share-Based Payment Arrangements
     At March 31, 2007, the Company had stock-based compensation plans with employees and directors, which are more fully described in Note 7. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no stock-based compensation expense was recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under that transition method, compensation expense recognized for the three months ended March 31, 2007 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company records compensation expense over the requisite service period using the straight-line method.
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-valuation model. During the first quarter of 2007, 578,220 options were granted at an exercise price of $6.67 per share. The key input variables used in valuing these options under the Black-Scholes-Merton model were: risk-free interest rate based on three-year Treasury strips of 4.83%; dividend yield of zero; stock price volatility of 36% based on historical volatility of the Company’s stock with consideration given to implied volatilities from traded options on the Company’s stock; and expected option lives of three years based on historical stock option exercise data and future expectations. Also during the first quarter of 2007, the Company granted 628,060 shares of restricted stock at a grant-date fair value of $6.67 per share.
Recent Accounting Pronouncements
     The Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adopting FIN 48, the Company recorded an increase to beginning retained earnings, as prescribed in this interpretation, in the amount of $1.2 million. This increase relates to net tax benefits for positions taken in the Company’s income tax returns that meet the recognition criteria in FIN 48. Prior to the adoption of FIN 48, these benefits were not recognized for financial statement purposes. The Company’s policy is to accrue interest and penalties associated with uncertain tax positions in income tax expense. At January 1, 2007 and March 31, 2007, respectively, no interest and penalties were accrued in connection with uncertain tax positions. The tax years that remain open to examination by the major taxing jurisdictions to which the Company is subject range from 1996 to 2006. The Company has identified its major taxing jurisdictions as the United States, Texas and Louisiana.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     At the date of adoption, the Company had $1.4 million of unrecognized tax benefits, all of which would have an impact on the effective tax rate, net of federal tax benefits, if recognized. As of March 31, 2007, the Company had $1.6 million of unrecognized tax benefits, all of which would have an impact on the effective tax rate, net of federal tax benefits, if recognized.
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
     The Company currently believes that it is more likely than not that future earnings and reversal of deferred tax liabilities will be sufficient to permit the Company to utilize its deferred tax assets recorded at March 31, 2007.
(4) Long-Term Debt
Long-term debt consists of the following (amounts in thousands):

	March 31,	December 31,
	2007	2006
3.75% Contingent Convertible
Senior Notes due May 2023	$150,000	$150,000
Floating Rate Contingent Convertible
Senior Notes due April 2024	125,000	125,000

	275,000	275,000

Less current maturities	—	—

Long-term debt	$275,000	$275,000

3.75% Notes
     The 3.75% Notes bear interest at 3.75% per annum and mature on May 7, 2023. The 3.75% Notes are convertible into shares of common stock, upon the occurrence of certain events, at a conversion price of $6.45 per share. The Company will be required to pay contingent interest at a rate equal to 0.50% per annum commencing May 7, 2008 upon the occurrence of certain events. The 3.75% Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are not significant.
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
governing the 3.75% Notes, at 100% of the principal amount of the 3.75% Notes, plus accrued but unpaid interest, including contingent interest, if any, to the date of repurchase, payable in cash.
     The 3.75% Notes did not meet the criteria for conversion into common stock at any time during the three months ended March 31, 2007.
Floating Rate Notes
     The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. The per annum interest rate will never be less than zero or more than 6.00%. For the three months ended March 31, 2007 and 2006, the interest rate on the Floating Rate Notes was 5.31% and 4.53%, respectively. The Floating Rate Notes mature on April 1, 2024 and are convertible into shares of common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share. The Floating Rate Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are not significant.
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
     The Floating Rate Notes did not meet the criteria for conversion into common stock at any time during the three months ended March 31, 2007.
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(iv) the Company must provide CIT Group/Business Credit, Inc. three Business Days prior written notice of any such payments. Capitalized terms used in the preceding sentence but not defined herein are defined in the CIT Facility.
     The Company currently has no outstanding balance under the CIT Facility and had $27.3 million of undrawn, standby letters of credit at March 31, 2007. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT Facility.
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
     The 2003 Plan replaced the Company’s 1996 Employee Stock Option Plan (the “1996 Plan”) but all outstanding options previously granted will continue to be exercisable subject to the terms and conditions of such grants. The 1996 Plan allowed for grants of non-statutory options to purchase shares of common stock, but no further grants of common stock will be made under the 1996 Plan. The 2003 Plan reserves a maximum of 17.0 million shares of common stock underlying all equity-based awards, but is reduced by the number of shares subject to previous grants under the 1996 Plan. At March 31, 2007, there were 2.6 million shares of common stock available for grant under the 2003 Plan until March 2013. Prior to 2003, the Company also granted options under stock option agreements with its outside directors that are outside of the 1996 Plan and the 2003 Plan. At March 31, 2007, these individuals had options outstanding to purchase an aggregate of 700,500 shares of common stock.
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     As of March 31, 2007, the Company had 2.1 million shares of restricted stock outstanding under the 2003 Plan, which vest over periods of three to five years. Each share of restricted stock entitles the holder to one vote and the shares are only restricted due to time-related vesting conditions.
     As discussed in Note 2, the Company records expense for the value of stock options and restricted stock on a straight-line basis over the vesting period in accordance with SFAS No. 123(R).
(8) Treasury Stock
     On May 25, 2006 the Company announced that its Board of Directors approved a plan authorizing the repurchase of up to $100.0 million of Grey Wolf common stock in open market or in privately negotiated block-trade transactions. The number of shares purchased and the timing of purchases is based on several factors, including the price of the common stock, general market conditions, available cash and alternate investment opportunities. The stock repurchase program is subject to termination prior to completion. As of March 31, 2007, the Company repurchased 10.9 million shares at a total price of $75.9 million under this program. For the three months ended March 31, 2007 the Company repurchased 1.6 million shares at a total price of $10.8 million under this program.
     The Company also had treasury shares that were acquired through the vesting of restricted stock. The Company’s employees recently elected to have shares withheld to cover required minimum payroll tax withholdings incurred when restricted stock vests. The Company then pays the taxes on the employees’ behalf and holds those shares as treasury stock. There were approximately 98,000 such treasury share purchases during the first quarter of 2007.
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
     For the three months ended March 31, 2007 and 2006, there were no customers representing greater than 10% of the Company’s revenue.
(10) Insurance Recoveries
     The Company maintains insurance coverage to protect against certain hazards inherent in contract drilling operations. During the first quarter of 2006, the Company experienced a fire on one of its 2,000 horsepower diesel electric rigs, which was drilling under a daywork contract in South Louisiana. The fire resulted in a total loss of the rig and one of the Company’s top drives which was being used on this rig. The Company filed a claim with its insurance carriers to recoup this loss. The net book value of the rig and top drive was $6.9 million at the time of the loss. The Company recorded a gain of $4.2 million in the second quarter of 2006 resulting from the insurance proceeds. In the third quarter of 2006, the Company encountered difficulties on a well being drilled under one of the turnkey contracts. The cost associated with the difficulties is covered by the Company’s insurance subject to a deductible of $1.4 million. The costs incurred through March 31, 2007 totaled approximately $7.6 million, of which $3.2 million has been collected. The Company has a $3.0 million insurance receivable at March 31, 2007 for uncollected costs in excess of the deductible.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(11) Asset Sales
     During the first quarter of 2006, the Company sold five of its rigs formerly held for refurbishment for $15.3 million. The sale resulted in a pre-tax gain of $9.4 million.

GREY WOLF, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein and with our audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2006.
Overview
     We are a leading provider of contract oil and gas land drilling services in the United States with a fleet of 120 rigs at April 30, 2007, all of which are marketed. Our customers include independent producers and major oil and gas companies. We conduct our operations through our subsidiaries in what we believe to be the best natural gas producing regions in the United States.
     Our business is cyclical and our financial results depend upon several factors. These factors include the overall demand for land drilling services, the dayrates we receive for our services, the level of demand for turnkey services, our success drilling turnkey wells and the demand for deep versus shallow drilling services.
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
New Rig Purchases and Reactivations
     During 2006, we entered into agreements to purchase six new 1,500 horsepower rigs for a total of $91.6 million. As of April 30, 2007, five of these rigs are working and the last rig is expected to be delivered and to begin working by the end of the third quarter of 2007. These new rigs are designed to enhance safety, increase the efficiency of rig moves, and maximize performance for our customers. After deployment of the sixth new rig our fleet will total 121 rigs. Our ongoing strategy is to add to capacity only with the support of term contracts. All six of the new rigs and the 17 refurbishments completed over the last several years were supported by long-term contracts, whereby the Company fully expects to recover the cost of the capital expended during the original contract term.
Rig Activity
     Commodity prices have been strong over the past few years and have benefited the land drilling industry. The U.S. land rig count at April 30, 2007, per the Baker Hughes rotary rig count, was 1,644 rigs and has remained relatively stable over the past six months at historically high levels. Our average rigs working also escalated because of the demand for our services, including the addition of the new rigs. However, there is currently some excess capacity in the land drilling market with the addition of new rigs during the last year and additional new rigs are expected to enter the market throughout the remainder of 2007. For the week ended April 26, 2007, we had an average of 101 rigs working. The table below shows the average number of land rigs working in the United States according to the Baker Hughes rotary rig count and the average number of our rigs working.

Domestic	2005	2006					2007
Land Rig	Full					Full		4/1 –
Count	Year	Q-1	Q-2	Q-3	Q-4	Year	Q-1	4/30
Baker Hughes	1,263	1,417	1,512	1,603	1,609	1,535	1,626	1,646

Grey Wolf	102	109	108	107	110	108	110	103
Term Contracts
     We enter into term contracts to provide drilling services on a daywork basis. Typically, the length of our term contracts ranges from six months to three years. They usually include a per rig day cancellation fee approximately equal to the dayrate under the contract less estimated contract drilling operating expenses for the unexpired term of the contract. In addition, we are able to pass the cost of any labor increases on to our customers through our dayrates on all daywork contracts, including term contracts. We seek term contracts with our customers when we believe that those contracts may mitigate the financial impact to us of a potential decline in dayrates during the period in which the term contract is in effect. This provides greater stability to our business and allows us to plan and manage our business more efficiently. We also have used term contracts to contractually assure that we receive sufficient cash flow to recover the costs of improvements we make to the rigs under the term contract, particularly when those improvements are requested by the customer.
     Since the fourth quarter of 2006, the rate at which we have been able to sign new term contracts has slowed significantly and we are experiencing only minor interest at this time. However, we have signed a three-year term contract for two 3,000 horsepower rigs to go to work in Mexico for a major international oilfield services company. Operations are expected to commence under the contract late in the third quarter of 2007.
     At March 31, 2007 we had approximately 27,900 rig days contracted under term contracts, as compared with 18,700 rig days under term contract at March 31, 2006. Our rig days under contract at March 31, 2007 are approximately equivalent to an average of 57 rigs working under term contracts for the remaining three quarters in 2007 and an average of 22 rigs working for 2008. At April 30, 2007 we had 75 rigs working under term contracts, representing 63% of our total rig fleet. These term contracts are expected to provide revenue of approximately $485.0 million in 2007 and $188.4 million in 2008.
Drilling and Contract Rates
     Our average daywork dayrate realized during the first quarter of 2007 was approximately 19% higher than it was during the first quarter of 2006. As a result of newly-built and refurbished rigs that have come to market, there is currently some excess capacity of land drilling rigs, and this may increase as additional new rigs enter the market. Since the fourth quarter of 2006, we and some of our competitors have experienced and may continue to experience some rigs becoming idle. Spot market dayrates have been weakening in connection with the excess supply of land drilling rigs. While we have a significant number of existing term contracts at fixed dayrates that have buffered our exposure to the recent erosion in spot market dayrates and the effects of extra capacity, we expect to experience additional pressure on our overall dayrates in the second quarter of 2007 as some of our spot and term contracts come up for renewal at lower rates. As of April 30, 2007, our leading edge rates range from $15,000 to $22,000 per rig day, without fuel or top drives, which is an approximate 15%-25% decline from six months ago. A rig day is defined as a twenty-four hour period in which a rig is under contract and should be earning revenue.

     In addition to our fleet of drilling rigs, we owned 25 top drives at April 30, 2007, for which our rates are up to $3,000 per rig day. Rates for our top drives are in addition to the above stated rates for our rigs.
Turnkey Activity
     Turnkey work is an important part of our business and operating strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher revenues and EBITDA per rig day worked than under daywork contracts. However, under turnkey contracts we are typically required to bear additional operating costs (such as drill bits) and risk (such as loss of hole) that would otherwise be assumed by the customer under daywork contracts. For the quarter ended March 31, 2007, our turnkey EBITDA was $21,536 per rig day, compared to daywork EBITDA of $11,131 per rig day, and our turnkey revenue per rig day was $55,976 compared to $22,292 per rig day for daywork. For the quarter ended March 31, 2007, turnkey work represented 6% of total days worked compared to 8% in the fourth quarter of 2006 and 11% in the first quarter of 2006. Turnkey EBITDA represented 11% of total company EBITDA in the first quarter of 2007, compared to 5% in the fourth quarter of 2006 and 20% in the first quarter 2006.
     EBITDA generated on turnkey contracts can vary widely based upon a number of factors, including the location of the contracted work, the depth and level of complexity of the wells drilled and the ultimate success of drilling the well. The demand for drilling services under turnkey contracts has historically been lower during periods of overall higher rig demand. Overall rig demand has been higher as evidenced by the increase in rig count; however, demand for our turnkey services has been relatively constant.
First Quarter 2007 Results and Financial Outlook
     We surpassed previous highs for net income and net income per share in the first quarter of 2007, reflecting the benefits of our term contract portfolio and our new rigs entering the market. Daywork and turnkey EBITDA per day reached levels not previously achieved in our history. EBITDA from our daywork operations increased 21% over the first quarter of 2006 and contributed to record quarterly EBITDA of $116.9 million.
     It is expected that additional new rigs entering the market will continue to put pressure on spot market dayrates as contractors compete for work in the near term. We estimate that there were 100 to 150 idle rigs at April 30, 2007. However, we believe that the historically high land rig count per Baker Hughes reflects our customers’ confidence in oil and natural gas commodity prices. These commodity prices remain strong with the twelve month strips for oil at $69.44 per barrel and gas at $8.79 per MMBTU at April 30, 2007. The natural gas storage overhang has significantly abated with the late winter cold weather withdrawals and natural gas production decline rates are steeper than ever before in the United States and Canada. Given this, we believe our customers will require more rigs to meet the country’s natural gas requirements for the future.
     We will continue to focus on a balanced strategy of investing our cash flow in growth, the improvement of our balance sheet and returning cash to our shareholders through the common stock repurchase program. We believe these strategic activities will continue to provide for both current and long-term growth in shareholder value.
     During the second quarter of 2007, we expect to average 101 to 104 rigs working, with seven to nine of these rigs performing turnkey services. In addition, we expect average daywork revenue per rig day to decrease by $1,200 to $1,500 as excess rigs in the market pressure spot market dayrates. We also expect depreciation expense of approximately $22.1 million, interest expense of approximately $3.5 million and an effective tax rate of approximately 37% for the second quarter of 2007.

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
Impairment of Long-Lived Assets
     We assess the impairment of our long-lived assets under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such indicators include changes in our business plans, a change in the physical condition of a long-lived asset or the extent or manner in which it is being used, or a severe or sustained downturn in the oil and gas industry. If we determine that a triggering event, such as those described previously, has occurred, we perform a review of our rigs and rig equipment. Our review is performed by comparing the carrying value of each rig, plus the estimated cost to refurbish or reactivate (if any), to the estimated undiscounted future net cash flows for that rig. If the carrying value plus estimated refurbishment and reactivation cost of any rig is more than the estimated undiscounted future net cash flows expected to result from the use of the rig, a write-down of the rig to estimated fair market value must be made. The estimated fair market value is the amount at which an asset could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best estimate of fair market value, however, quoted market prices are generally not available. As a result, fair value must be determined based upon other valuation techniques. This could include appraisals or present value calculations. The calculation of undiscounted future net cash flows and fair market value is based on our estimates and projections.
     The demand for land drilling services is cyclical and has historically resulted in fluctuations in rig utilization. We believe the contract drilling industry will continue to be cyclical and rig utilization will continue to fluctuate. The likelihood of an asset impairment increases during extended periods of low rig utilization. Each year we evaluate any rigs we have held for refurbishment and determine our intentions for their future use. This evaluation takes into consideration, among other things, the physical condition and marketability of the rig, and projected reactivation or refurbishment cost. To the extent that our estimates of refurbishment and reactivation cost, undiscounted future net cash flows or fair market value change, or there is a deterioration in the physical condition of the rigs held for refurbishment, we could be required under SFAS No. 144 to record an impairment charge. During the first quarter of 2007, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable.
Goodwill
     During the second quarter of 2004, we completed the acquisition of New Patriot Drilling Corp. (“Patriot”), which was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.” In conjunction with the purchase price allocation of the Patriot acquisition, we recorded goodwill of $10.4 million.
     Goodwill represents the excess of costs over the fair value of assets of businesses acquired. None of the goodwill resulting from this acquisition is deductible for tax purposes. We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of this Statement. During the first quarter of 2007, no impairment of our goodwill was recorded.
Revenue Recognition
      Revenues are earned under daywork and turnkey contracts. Revenue from daywork contracts is recognized when it is realized or realizable and earned. On daywork contracts, revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date compared to our estimate of the total contract costs. Under the percentage-of-completion method, we make estimates of the total contract costs to be incurred, and to the extent these estimates change, the amount of revenue recognized could be affected. The significance of the accrued turnkey revenue varies from period to period depending on the timing of our turnkey projects, the overall level of demand for our services and the portion of that demand that is for turnkey services. At March 31, 2007 there were five turnkey wells in progress versus eight wells at March 31, 2006, with accrued revenue of $3.4 million and $13.7 million, respectively at such dates. Anticipated losses, if any, on uncompleted contracts are recorded at the time our estimated costs exceed the contract revenue.
Insurance Accruals
     We maintain insurance coverage related to workers’ compensation and general liability claims up to $1.0 million per occurrence with an aggregate of $2.0 million for general liability claims. These policies include deductibles of $500,000 per occurrence for workers’ compensation coverage and $250,000 per occurrence for general liability coverage. If losses should exceed the workers’ compensation and general liability policy amounts, we have excess liability coverage up to a maximum of $100.0 million. At March 31, 2007 and December 31, 2006, we had $17.2 million and $16.5 million, respectively, accrued for losses incurred within the deductible amounts for workers’ compensation and general liability claims and for uninsured claims. These amounts are included in current accrued workers’ compensation and other long-term liabilities on the balance sheet.
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
Income Taxes
          We are subject to income and other similar taxes in all areas in which we operate. When recording income tax expense, certain estimates are required because: (a) income tax returns are generally filed months after the close of our annual accounting period: (b) tax returns are subject to audit by taxing authorities and audits can often take years to complete and settle; and (c) future events often impact the timing of when we recognize income tax expenses and benefits. We have deferred tax assets mostly relating to workers compensation liabilities. We routinely evaluate all deferred tax assets to determine the likelihood of their realization. We have not recorded a valuation allowance as of March 31, 2007 and December 31, 2006.
          In addition, as of March 31, 2007 and December 31, 2006, we had $14.7 million and $15.3 million, respectively, in permanent differences which relate to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent differences will be reduced as the assets are depreciated for financial accounting purposes on a straight-line basis over the next six years.
          We adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. We analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adopting FIN 48, we recorded an increase to beginning retained earnings, as prescribed in this interpretation, in the amount of $1.2 million. This increase relates to net tax benefits for positions taken in our income tax returns that meet the recognition criteria in FIN 48. Prior to the adoption of FIN 48, these benefits were not recognized for financial statement purposes. Our policy is to accrue interest and penalties associated with uncertain tax positions in income tax expense. At January 1, 2007 and March 31, 2007, respectively, no interest and penalties were accrued in connection with uncertain tax positions. The tax years that remain open to examination by the major taxing jurisdictions to which we are subject range from 1996 to 2006. We have identified our major taxing jurisdictions as the United States, Texas and Louisiana.
          At the date of adoption, we had $1.4 million of unrecognized tax benefits, all of which would have an impact on the effective tax rate, net of federal tax benefits, if recognized. As of March 31, 2007, we had $1.6 million of unrecognized tax benefits, all of which would have an impact on the effective tax rate, net of federal tax benefits, if recognized.
Financial Condition and Liquidity
The following table summarizes our financial position as of March 31, 2007 and December 31, 2006.

	March 31, 2007		December 31, 2006
	(Unaudited)
	(Dollars in thousands)
	Amount	%	Amount	%
Working capital	$334,592	33	$304,764	32
Property and equipment, net	653,082	65	608,136	65
Goodwill	10,377	1	10,377	1
Other noncurrent assets, net	10,941	1	16,625	2

Total	$1,008,992	100	$939,902	100

Long-term debt	$275,000	27	$275,000	29
Other long-term liabilities	150,160	15	131,108	14
Shareholders’ equity	583,832	58	533,794	57

Total	$1,008,992	100	$939,902	100

Significant Changes in Financial Condition
          The significant changes in our financial position from December 31, 2006 to March 31, 2007 are an increase in working capital of $29.8 million, an increase in net property and equipment of $44.9 million, a decrease in net other noncurrent assets of $5.7 million, an increase in other long-term liabilities of $19.1 million, and an increase in shareholders’ equity of $50.0 million.
          The increase in working capital is primarily the result of higher balances in cash and cash equivalents, partially offset by an increase in current income taxes payable. The increase in cash and cash equivalents is due primarily to higher EBITDA and net income and the timing of accounts receivable collections. The increase in current income taxes payable is due to higher net income during 2007.
          Net other noncurrent assets decreased due primarily to the movement of new rig deposits to net property and equipment for the delivery of two new rigs. The increase in net property and equipment is due to capital expenditures made during 2007. Capital expenditures of $67.4 million in 2007 include costs to purchase two new rigs, drill pipe purchases, betterments and improvements to our rigs, the purchase of top drives, and other capital items. The increase in other long-term liabilities is primarily the result of higher deferred tax liabilities. Deferred tax liabilities are higher due to an increase in temporary book-to-tax differences as a result of our high levels of capital expenditures since the beginning of 2005 as well as to temporary book-to-tax differences related to interest deductions. The increase in shareholders’ equity is primarily due to the net income for the period partially offset by repurchases of common stock.
Long Term Debt
     3.75% Notes
          The $150.0 million aggregate principal amount of 3.75% Contingent Convertible Senior Notes due 2023 (the “3.75% Notes”) bear interest at 3.75% per annum and mature on May 7, 2023. The 3.75% Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.45 per share. We will be required to pay contingent interest at a rate equal to 0.50% per annum commencing May 7, 2008, upon the occurrence of certain events. The 3.75% Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are not significant.
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
          As of the date of this report, none of the conditions enabling the holders of the 3.75% Notes to convert them into shares of our common stock have occurred.
     Floating Rate Notes
          The $125.0 million aggregate principal amount of Floating Rate Contingent Convertible Senior Notes due 2024 (the “Floating Rate Notes”) bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05% but will never be less than zero or more than 6.00%. For the three months ended March 31, 2007 and 2006, the interest rate on the Floating Rate Notes was 5.31% and 4.53%, respectively. For the second quarter of 2007, the interest rate has been set at 5.30%. These notes mature on April 1, 2024. The Floating Rate Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share. The Floating Rate Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are not significant.
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
          As of the date of this report, we did not have an outstanding balance under the CIT Facility and had $27.3 million of undrawn standby letters of credit. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT Facility.

Cash Flow
          The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
	(Unaudited)
Net cash provided by (used in):
Operating activities	$121,191	$65,512
Investing activities	(66,040)	(25,017)
Financing activities	(11,225)	1,221

Net increase in cash	$43,926	$41,716

          Our cash flows from operating activities are affected by a number of factors including the number of rigs working under contract, whether the contracts are daywork, or turnkey, and the rate received for these services. Our cash flow from operating activities provided $121.2 million and $65.5 million during the first three months of 2007 and 2006, respectively. The increase in cash flow from operating activities for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is due primarily to an increase in EBITDA and net income as a result of higher dayrates.
          Cash flow used in investing activities for the three months ended March 31, 2007 consisted primarily of $67.4 million of capital expenditures. Capital expenditures for 2007 include costs for the purchase of two new rigs. Cash flow used in investing activities for the three months ended March 31, 2006 consisted of $28.0 million of capital expenditures, including costs for the reactivation of two rigs held for refurbishment, $15.6 million in proceeds from the sale of five of our rigs previously available for refurbishment in the first quarter of 2006, and $12.7 million in deposits for new rig purchases. Capital expenditures in 2007 and 2006 also included betterments and improvements to our rigs, the acquisition of drill pipe and collars, the purchase of top drives and other capital items.
          Cash flow used in financing activities for the three months ended March 31, 2007 consisted primarily of $11.4 million in treasury stock purchased in accordance with the stock repurchase plan previously announced. Cash flow provided by financing activities for the three months ended March 31, 2006 consisted primarily of the net proceeds of $996,000 from the exercise of stock options.
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
          Capital expenditures for 2007 are projected to be between $140 million and $150 million. This includes approximately $58.0 million to purchase four new 1,500 horsepower drilling rigs. We have taken delivery of three of these rigs and the last rig is expected to be delivered by the end of the third quarter of 2007. We have obtained long-term contracts on each of these rigs which, in the aggregate, are expected to generate revenue of approximately $111.7 million over the term of the contracts. We believe that this revenue will be sufficient to recover, after operating expenses, the purchase prices of these rigs.

          In addition, our projected capital expenditures for the remainder of 2007 include costs for betterments and improvements to our rigs, the acquisition of drill pipe and drill collars, the purchase of top drives, and other capital items.
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
Results of Operations
          Our drilling contracts generally provide compensation on either a daywork or turnkey basis. Successfully completed turnkey contracts generally result in higher revenues per rig day worked than under daywork contracts. EBITDA per rig day worked on successful turnkey jobs are also generally greater than under daywork contracts, although we are typically required to bear additional operating costs (such as drill bits) that would typically be paid by the customer under daywork contracts. Contract drilling revenues and EBITDA on turnkey contracts are affected by a number of variables, which include the depth of the well, geological complexities and the actual difficulties encountered in drilling the well.
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

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
	(Unaudited)
Earnings before interest expense, taxes, depreciation and amortization	$116,873	$106,333
Depreciation and amortization	(21,414)	(17,148)
Interest expense	(3,492)	(3,269)
Total income tax expense	(33,389)	(31,667)

Net income applicable to common shares	$58,578	$54,249

Comparison of the Three Months Ended March 31, 2007 and 2006
          The following table highlights rig days worked, contract drilling revenues, and EBITDA for our daywork and turnkey operations for the three months ended March 31, 2007 and 2006.

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations	Total	Operations	Operations	Total
	(Dollars in thousands except averages per rig day worked)
	(Unaudited)
Rig days worked	9,302	619	9,921	8,706	1,080	9,786

Contract drilling revenues	$207,364	$34,649	$242,013	$164,367	$58,512	$222,879
Drilling operations expenses	(99,863)	(21,090)	(120,953)	(84,481)	(38,379)	(122,860)
General and administrative expenses	(6,958)	(441)	(7,399)	(4,741)	(576)	(5,317)
Interest income	2,961	198	3,159	1,882	234	2,116
Gain on sale of assets	38	15	53	8,468	1,047	9,515

EBITDA	$103,542	$13,331	$116,873	$85,495	$20,838	$106,333

Average per rig day worked:
Contract drilling revenues	$22,292	$55,976	$24,394	$18,880	$54,178	$22,775
EBITDA	$11,131	$21,536	$11,780	$9,820	$19,294	$10,866
          Our EBITDA increased by $10.5 million, or 10%, to $116.9 million for the quarter ended March 31, 2007 compared with the same period in 2006. The increase resulted from an $18.0 million increase in EBITDA from daywork operations offset by a $7.5 million decrease in EBITDA from turnkey operations. On a per rig day basis, our EBITDA increased by $914 per rig day, or 8%, to $11,780 in the first quarter of 2007 from $10,866 for the same period in 2006. This increase included a $1,311 per rig day increase from daywork operations and a $2,242 per rig day increase from turnkey operations. Total general and administrative expenses increased by $2.1 million due to higher professional fees, higher costs for stock-based compensation and higher payroll and short-term incentive costs. Total interest income increased by $1.0 million due to higher cash balances and higher interest rates during the first quarter of 2007 compared with the same period in 2006. Gain on sale of assets decreased by $9.5 million in the first quarter of 2007 compared with the same period in 2006 due to the sale of five of our rigs previously held for refurbishment in January of 2006. We had no such sale in the first quarter of 2007.
Daywork Operations
          The increase in daywork EBITDA discussed above was due in part to an increase of 596 rig days worked on daywork contracts in the first quarter of 2007 when compared with the first quarter of 2006. This 7% increase in rig days worked was due to more rigs available due to our refurbishment program and the addition of four new rigs since the end of 2006. Higher dayrates in the first quarter of 2007 versus the same period in 2006 contributed more significantly to the increase than the increase in rig days. Contract drilling revenue per rig day increased $3,412, or 18%. This increase includes approximately $540 per rig day for a wage increase that went into effect on May 1, 2006. This wage increase was contractually passed on to our customers in the form of higher dayrates. Expenses increased overall, and on a per rig day basis, due to several factors, including the above-mentioned wage increase, general inflationary cost increases on goods and services, higher maintenance and repair costs, and increases in labor costs.

Turnkey Operations
          Turnkey EBITDA was lower in the first quarter of 2007 due to a decrease in rig days worked on turnkey contracts. Rig days worked decreased by 461 days, or 43% for the three months ended March 31, 2007 compared to the same period in 2006. Also, differences in the complexity and success of the wells drilled are a contributing factor to EBITDA fluctuations. As a result, the decrease in turnkey EBITDA was partially offset by an increase in turnkey EBITDA per rig day of $2,242, or 12%, for the first quarter of 2007 compared to the same period in 2006.
Other
          Depreciation and amortization expense increased by $4.3 million, or 25%, to $21.4 million for the three months ended March 31, 2007, compared to the same period in 2006. The increase in depreciation and amortization expense was due to capital expenditures made during 2006 and 2007, including the cost to refurbish rigs and purchase new rigs.
          Interest expense increased by $223,000, or 7%, to $3.5 million in the first quarter of 2007 compared to the same period in 2006. This increase is due to a higher interest rate on our Floating Rate Notes during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. There was no change in our debt balance during the first quarter of 2007 compared to the first quarter of 2006.
          Our income tax expense increased by $1.7 million to $33.4 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase is due to the higher level of income partially offset by a lower effective tax rate for the first quarter of 2007. The decrease in the effective rate, which was 36.31% for the first quarter of 2007 as compared to 36.86% for the same period in 2006, is due primarily to an increase in statutory deductions for 2007.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
          Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the Floating Rate Notes and the CIT Facility. The Floating Rate Notes bear interest at a per annum rate which is equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. We had $125.0 million of the Floating Rate Notes outstanding at March 31, 2007. A 1% change in the interest rate on the Floating Rate Notes would change our interest expense by $1.3 million on an annual basis. However, the annual interest on the Floating Rate Notes will never be below zero or more than 6.00%, which could yield interest expense ranging from zero to $7.5 million on an annual basis. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. We have no outstanding balance under the CIT Facility at April 30, 2007 and as such have no exposure under this facility to a change in interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, under the supervision, and with participation, of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          The following table provides information relating to Grey Wolf’s repurchase of common shares during the three months ended March 31, 2007 (in thousands, except average price paid per share):

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that May
			Purchased as	Yet be
	Total Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased(1)	per Share	Program	Program(2)
January 1, 2007 to January 31, 2007	1,219	$6.59	1,219	$27,161
February 1, 2007 to February 28, 2007	97	$6.62	—	$27,161
March 1, 2007 to March 31, 2007	426	$6.51	425	$24,408

(1)	Our employees elected to have shares of stock withheld to cover payroll taxes when shares of restricted stock vest. We then pay the taxes on their behalf and hold those shares as treasury stock. We had approximately 98,000 of such treasury share purchases during the three months ended March 31, 2007. These share repurchases are not covered under a publicly announced program.

(2)	On May 25, 2006, the Company announced that its Board of Directors approved a plan authorizing the repurchase of up to $100.0 million of Grey Wolf common stock in open market or in privately negotiated block-trade transactions. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of the common stock, general market conditions, available cash and alternate investment opportunities. The stock repurchase program is subject to termination prior to completion.
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

Item 5. Other Information
          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:
•	business strategy;

•	demand for our services;

•	spending by our customers;

•	projected rig activity;

•	increases in rig supply and its effects on us;

•	projected dayrates;

•	projected interest expense;

•	projected tax rate;

•	rigs expected to be engaged in turnkey operations;

•	cost of building new rigs and delivery times of these rigs;

•	the ability to recover our refurbishment costs or the purchase price of rigs from term contracts;

•	the availability and financial terms of term contracts;

•	wage rates and retention of employees;

•	sufficiency of our capital resources and liquidity;

•	projected depreciation and capital expenditures;

•	future common stock repurchases by us; and

•	projected sources and uses of cash.
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
          Our forward-looking statements speak only as of the date specified in such statements or, if no date is stated, as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or with regard to any change in events, conditions or circumstances on which our forward-looking statements are based. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission for additional information concerning risk factors that could cause actual results to differ from the forward-looking statements.

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
                     GREY WOLF, INC.

Date: May 7, 2007	By:	/s/ David W. Wehlmann

David W. Wehlmann
Executive Vice President and
Chief Financial Officer

Date: May 7, 2007	By:	/s/ Kent D. Cauley

Kent D. Cauley
Vice President and Controller

Exhibit Index

Exhibits	Description of Exhibit

3.1	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 10-Q dated May 12, 1999).

3.2	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

4.1	Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.2	Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.3	Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.4	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes Due 2024 between the Company, the Guarantors, and J.P. Morgan Chase Bank, a New York banking corporation, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q dated May 5, 2004).

4.5	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

4.6	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JP Morgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2004).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

** 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

*	Filed herewith

**	Furnished, not filed, in accordance with Item 601(b)(32) of Regulation S-K.