Form 10-Q
period 2007-06-30
GREY WOLF INC
filed 2007-08-07
CIK 320186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The number of shares of the registrant’s common stock, par value $0.10 per share, outstanding at July 31, 2007, was 185,865,628.

GREY WOLF, INC. AND SUBSIDIARIES

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$291,729	$229,773
Restricted cash	837	817
Accounts receivable, net of allowance of $3,169	181,706	206,523
Prepaids and other current assets	11,370	7,817
Deferred tax assets	4,651	6,916

Total current assets	490,293	451,846
Property and equipment:
Land, buildings and improvements	7,637	7,044
Drilling equipment	1,237,601	1,107,457
Furniture and fixtures	5,078	4,839

Total property and equipment	1,250,316	1,119,340
Less: accumulated depreciation	(554,248)	(511,204)

Net property and equipment	696,068	608,136
Goodwill	10,377	10,377
Other noncurrent assets, net	6,592	16,625

	$1,203,330	$1,086,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$91,657	$85,253
Accrued workers’ compensation	6,061	7,435
Payroll and related employee costs	13,575	15,952
Accrued interest payable	2,530	2,536
Current income taxes payable	6,260	20,641
Other accrued liabilities	18,175	15,265

Total current liabilities	138,258	147,082
Contingent convertible senior notes	275,000	275,000
Other long-term liabilities	15,272	9,877
Deferred income taxes	143,859	121,231

Commitments and contingent liabilities	—	—

Shareholders’ equity:
Series B Junior Participating Preferred stock; $1 par value; 250,000 shares authorized; none outstanding	—	—
Common stock; $0.10 par value; shares authorized: 500,000,000 at June 30, 2007 and 300,000,000 at December 31, 2006; shares issued: 196,668,314 at June 30, 2007 and 195,228,691 at December 31, 2006; shares outstanding: 185,627,034 at June 30, 2007 and 185,936,440 at December 31, 2006	19,666	19,523
Additional paid-in capital	390,497	383,482
Treasury stock, at cost: 11,041,280 shares at June 30, 2007 and 9,292,251 shares at December 31, 2006	(76,623)	(65,119)
Retained earnings	297,401	195,908

Total shareholders’ equity	630,941	533,794

	$1,203,330	$1,086,984

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Contract drilling revenue	$227,520	$239,590	$469,533	$462,469

Costs and expenses:
Drilling operations	132,307	129,285	253,260	252,145
Depreciation and amortization	22,397	18,199	43,811	35,347
General and administrative	7,159	5,862	14,558	11,179
Gain on sale of assets	(76)	(22)	(129)	(9,537)
Gain on insurance proceeds	—	(4,159)	—	(4,159)

Total costs and expenses	161,787	149,165	311,500	284,975

Operating income	65,733	90,425	158,033	177,494

Other income (expense):
Interest income	3,593	3,065	6,752	5,181
Interest expense	(3,438)	(3,367)	(6,930)	(6,636)

Other expense, net	155	(302)	(178)	(1,455)

Income before income taxes	65,888	90,123	157,855	176,039

Income tax expense:
Current	17,307	28,398	44,287	57,298
Deferred	6,873	3,810	13,282	6,577

Total income tax expense	24,180	32,208	57,569	63,875

Net income	$41,708	$57,915	$100,286	$112,164

Net income per common share (Note 2):
Basic	$0.23	$0.30	$0.55	$0.58

Diluted	$0.19	$0.25	$0.46	$0.49

Weighted average common shares outstanding:
Basic	183,009	192,475	183,016	192,508

Diluted	226,734	236,748	226,655	236,374

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands)

	Common Stock		Additional	Treasury Stock		Retained
	Number of	Amount,	Paid-in	Number of	Amount,	Earnings
	Shares	at $0.10 par value	Capital	Shares	at cost	(Deficit)	Total
Balance, December 31, 2005	192,626	$19,263	$374,012	—	$—	$(24,043)	$369,232
Exercise of stock options	905	90	3,062	—	—	—	3,152
Tax benefit of stock option exercises	—	—	1,330	—	—	—	1,330
Issuance of restricted stock, net of forfeitures	1,697	170	(170)	—	—	—	—
Stock-based compensation expense	—	—	5,248	—	—	—	5,248
Purchase of treasury stock	(9,292)	—	—	9,292	(65,119)	—	(65,119)
Comprehensive net income	—	—	—	—	—	219,951	219,951

Balance, December 31, 2006	185,936	19,523	383,482	9,292	(65,119)	195,908	533,794
Adjustment for the adoption of FASB Interpretation No. (FIN) 48	—	—	—	—	—	1,207	1,207
Exercise of stock options	784	78	2,716	—	—	—	2,794
Tax effect of share-based payments	—	—	1,074	—	—	—	1,074
Issuance of restricted stock, net of forfeitures	656	65	(65)	—	—	—	—
Stock-based compensation expense	—	—	3,290	—	—	—	3,290
Purchase of treasury stock	(1,749)	—	—	1,749	(11,504)	—	(11,504)
Comprehensive net income	—	—	—	—	—	100,286	100,286

Balance, June 30, 2007 (Unaudited)	185,627	$19,666	$390,497	11,041	$(76,623)	$297,401	$630,941

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$100,286	$112,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,811	35,347
Deferred income taxes	13,282	6,577
Gain on sale of assets	(129)	(9,537)
Gain on insurance proceeds	—	(4,159)
Stock-based compensation expense	3,290	2,194
Excess tax benefit of stock option exercises and vested restricted stock	(696)	(416)
Net effect of changes in assets and liabilities related to operating accounts	30,475	(7,504)

Cash provided by operating activities	190,319	134,666

Cash flows from investing activities:
Property and equipment additions	(122,842)	(77,130)
Proceeds from sale of property and equipment	2,493	17,052
Insurance proceeds	—	9,409
Deposits for new rig purchases	—	(12,673)

Cash used in investing activities	(120,349)	(63,342)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,794	2,341
Excess tax benefit of stock option exercises and vested restricted stock	696	416
Purchase of treasury stock	(11,504)	(10,356)

Cash used in financing activities	(8,014)	(7,599)

Net increase in cash and cash equivalents	61,956	63,725
Cash and cash equivalents, beginning of period	229,773	173,145

Cash and cash equivalents, end of period	$291,729	$236,870

Supplemental cash flow disclosure:
Cash paid for interest	$6,505	$5,901

Cash paid for taxes	$43,295	$54,180

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
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2007 and the results of operations and cash flows for the periods indicated. All intercompany transactions have been eliminated. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements in accordance with U.S. GAAP have been omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net income	$41,708	$57,915	$100,286	$112,164

Add interest expense on contingent convertible senior notes, net of related tax effects	2,059	2,035	4,135	3,937

Adjusted net income–diluted	$43,767	$59,950	$104,421	$116,101

Denominator:
Weighted average common shares outstanding–basic	183,009	192,475	183,016	192,508

Effect of dilutive securities
Options–treasury stock method	740	1,204	715	1,048
Restricted stock–treasury stock method	528	612	467	361
Contingent convertible senior notes	42,457	42,457	42,457	42,457

Weighted average common shares outstanding–diluted	226,734	236,748	226,655	236,374

Earnings per common share:
Basic	$0.23	$0.30	$0.55	$0.58

Diluted	$0.19	$0.25	$0.46	$0.49

     A summary of securities excluded from the computation of basic and diluted earnings per share is presented below for the applicable periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic earnings per share:
Unvested restricted stock	2,165,140	1,744,791	2,165,140	1,744,791

Diluted earnings per share:
Anti-dilutive stock options	1,300,981	377,339	1,288,213	488,884

Anti-dilutive restricted stock	659	—	330	—

Total anti-dilutive shares excluded from the computation of diluted earnings per share	1,301,640	377,339	1,288,543	488,884

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Share-Based Payment Arrangements
     At June 30, 2007, the Company had stock-based compensation plans with employees and directors, which are more fully described in Note 7. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no stock-based compensation expense was recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under that transition method, compensation expense recognized for the three and six months ended June 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company records compensation expense over the requisite service period using the straight-line method.
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-valuation model. During the first six months of 2007, 578,220 options were granted at an exercise price of $6.67 per share. The key input variables used in valuing these options under the Black-Scholes-Merton model were: risk-free interest rate based on three-year Treasury strips of 4.83%; dividend yield of zero; stock price volatility of 36.0% based on historical volatility of the Company’s common stock with consideration given to implied volatilities from traded options on the Company’s common stock; and expected option lives of three years based on historical stock option exercise data and future expectations. Also during the first six months of 2007, the Company granted 671,060 shares of restricted stock at a weighted-average grant-date fair value of $6.69 per share.
Recent Accounting Pronouncements
     The Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adopting FIN 48, the Company recorded an increase to beginning retained earnings, as prescribed in this interpretation, in the amount of $1.2 million. This increase relates to net tax benefits for positions taken in the Company’s income tax returns that meet the recognition criteria in FIN 48. Prior to the adoption of FIN 48, these benefits were not recognized for financial statement purposes. The Company’s policy is to accrue interest and penalties associated with uncertain tax positions in income tax expense. At January 1, 2007 and June 30, 2007, respectively, no interest and penalties were accrued in connection with uncertain tax positions. The tax years that remain open to examination by the major taxing jurisdictions to which the Company is subject range from 1996 to 2006. The Company has identified its major taxing jurisdictions as the United States, Texas and Louisiana.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     At the date of adoption, the Company had $1.4 million of unrecognized tax benefits, all of which would have an impact on the effective tax rate, net of federal tax benefits, if recognized. As of June 30, 2007, the Company had $1.8 million of unrecognized tax benefits, all of which would have an impact on the effective tax rate, net of federal tax benefits, if recognized.
(3) Accounting for Income Taxes
     The Company records deferred taxes utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company and its domestic subsidiaries file a consolidated federal income tax return and foreign subsidiaries file returns in the appropriate jurisdictions.
     The Company currently believes that it is more likely than not that future earnings and reversal of deferred tax liabilities will be sufficient to permit the Company to utilize its deferred tax assets recorded at June 30, 2007.
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
     As of July 1, 2007, and at any time during the third quarter of 2007, the 3.75% Notes are convertible into shares of the Company’s common stock because the closing price per share of the Company’s common stock exceeded 110% of the conversion price ($7.10 per share) of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days ended on June 30, 2007. As of June 30, 2007, none of the note holders had exercised their right to convert the 3.75% Notes into shares of the Company’s common stock. The 3.75% Notes will cease to be convertible after September 30, 2007, unless the trading price of the Company’s common stock again exceeds (as it did in the second quarter) 110% of the conversion price of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days on the last trading day of the third quarter of 2007. In that event, the 3.75% Notes would remain convertible through the fourth quarter of 2007. The 3.75% Notes may also become convertible (or remain convertible) in the third quarter or other future periods if any of the other events that entitle holders to convert the 3.75% Notes occur.
Floating Rate Notes
     The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. The per annum interest rate will never be less than zero or more than 6.00%. For the three months ended June 30, 2007 and 2006, the interest rate on the Floating Rate Notes was 5.30% and 4.94%, respectively. The Floating Rate Notes mature on April 1, 2024 and are convertible into shares of common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share. The Floating Rate Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are not significant.
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
     As of July 1, 2007, and at any time during the third quarter of 2007, the Floating Rate Notes are convertible into shares of the Company’s common stock because the closing price per share of the Company’s common stock exceeded 120% of the conversion price ($7.81 per share) of the Floating Rate Notes for at least 20 trading days in the period of 30 consecutive trading days ended on June 30, 2007. As of June 30, 2007, none of the note holders had exercised their right to convert the Floating Rate Notes into shares of the Company’s common stock. The Floating Rate Notes will cease to be convertible after September 30, 2007, unless the trading price of the Company’s common stock again exceeds (as it did in the second quarter) 120% of the conversion price of the Floating Rate Notes for at least 20 trading days in the period of 30 consecutive trading days on the last trading day of the third quarter of 2007. In that event, the Floating Rate Notes would remain convertible through the fourth quarter of 2007. The Floating Rate Notes may also become convertible (or remain convertible) in the third quarter or other future periods if any of the other events that entitle holders to convert the Floating Rate Notes occur.

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
     The Company currently has no outstanding balance under the CIT Facility and had $28.7 million of undrawn, standby letters of credit at June 30, 2007. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT Facility.
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
     The 2003 Plan replaced the Company’s 1996 Employee Stock Option Plan (the “1996 Plan”) but all outstanding awards previously granted under the 1996 Plan will continue to be exercisable subject to the terms and conditions of such grants. The 1996 Plan allowed for grants of non-statutory options to purchase shares of common stock, but no further grants of common stock will be made under the 1996 Plan. The 2003 Plan reserves a maximum of 22.0 million shares of common stock underlying all equity-based awards, which includes an additional 5.0 million shares that were approved by shareholders in 2007 and is reduced by the number of shares subject to previous grants under the 1996 Plan. At June 30, 2007, there were 7.6 million shares of common stock available for grant under the 2003 Plan until March 2013. Prior to 2003, the Company also granted options under stock option agreements with its outside directors that are outside of the 1996 Plan and the 2003 Plan. At June 30, 2007, these individuals had options outstanding to purchase an aggregate of 700,500 shares of common stock.
     The exercise price of stock options approximates the fair market value of the stock at the time the option is granted. A portion of the outstanding options became exercisable upon issuance and the remaining become exercisable in varying increments over three to five year periods. The options expire on the tenth anniversary of the date of grant.
     As of June 30, 2007, the Company had 2.2 million shares of restricted stock outstanding under the 2003 Plan, which vest over periods of three to five years. Each share of restricted stock entitles the holder to one vote and the shares are only restricted due to time-related vesting conditions.
     As discussed in Note 2, the Company records expense for the value of stock options and restricted stock on a straight-line basis over the vesting period in accordance with SFAS No. 123(R).
(8) Treasury Stock
     On May 25, 2006, the Company announced that its Board of Directors approved a plan authorizing the repurchase of up to $100.0 million shares of the Company’s common stock in open market or in privately negotiated block-trade transactions. The number of shares purchased and the timing of purchases is based on several factors, including the price of the common stock, general market conditions, available cash and alternate investment opportunities. The stock repurchase program is subject to termination prior to completion. As of June 30, 2007, the Company has repurchased 10.9 million shares at a total price of $75.9 million, inclusive of commissions, under this program. For the six months ended June 30, 2007 the Company repurchased 1.6 million shares at a total price of $10.8 million under this program.
     The Company also had treasury shares that were acquired through the vesting of restricted stock. The Company’s employees elected to have shares withheld to cover required minimum payroll tax withholdings incurred when restricted stock vests. The number of shares withheld is based upon the market price of the Company’s common stock at the time of vesting. The Company then pays the taxes

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
on the employees’ behalf and holds the shares withheld as treasury stock. For the six months ended June 30, 2007, there were approximately 105,000 such treasury share purchases.
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
     For the three and six months ended June 30, 2007 and 2006, there were no customers representing greater than 10% of the Company’s revenue.
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
     In the third quarter of 2006, the Company encountered difficulties on a well being drilled under one of the turnkey contracts. The cost associated with the difficulties is covered by the Company’s insurance subject to a deductible of $1.4 million. The costs incurred through June 30, 2007 totaled approximately $7.6 million, of which $6.2 million is expected to be recovered through the Company’s insurance after satisfaction of the deductible. As of June 30, 2007, $4.0 million has been collected.
     In the second quarter of 2007, the Company encountered difficulties on a well being drilled under one of the turnkey contracts. The cost associated with the difficulties is covered by the Company’s insurance, subject to a deductible of $375,000.
     The Company has a total insurance receivable of $3.7 million at June 30, 2007 for uncollected costs.
(11) Asset Sales
     During the first quarter of 2006, the Company sold five of its rigs formerly held for refurbishment for $15.3 million. The sale resulted in a pre-tax gain of $9.4 million.
(12) Subsequent Event
     In July 2007, the Company purchased two operating rigs from a privately owned exploration and production company for $28.0 million in cash. The Company assumed operations of the rigs on July 1, 2007 and both are operating in East Texas under term contracts.

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
Overview
     We are a leading provider of contract oil and gas land drilling services in the United States with a fleet of 123 rigs at July 31, 2007, all of which are marketed. Our customers include independent producers and major oil and gas companies. We conduct our operations through our subsidiaries in what we believe to be the best natural gas producing regions in the United States.
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
New Rig Purchases and Reactivations
     During 2006, we entered into agreements to purchase six new 1,500 horsepower rigs for a total of $91.6 million and as of July 31, 2007, all of these rigs are working. In July 2007, we purchased two 1,500 horsepower rigs from a privately owned exploration and production company. The cash purchase price for the two rigs, which were manufactured in 2006, was $28.0 million, or approximately 80% of the current cost to build comparable rigs. Concurrent with the purchase, we signed a term contract totaling 1,095 rig days for each of the rigs purchased in 2007 to provide drilling services to the seller. We assumed operation of the rigs July 1, 2007 and they are operating in East Texas. Both of the rigs are IDM 1,500 horsepower diesel electric SCR rigs capable of drilling up to 18,000 feet. Additionally, we are in the process of constructing a 1,000 horsepower diesel electric SCR rig capable of drilling to 15,000 feet. The rig is expected to be deployed under a two-year term contract and go to work in Colorado in the third quarter of 2007.
     These new rigs are designed to enhance safety, increase the efficiency of rig moves, and maximize performance for our customers. With the addition of these rigs, our fleet will total 124 rigs by the end of the third quarter 2007. All eight of the recently purchased rigs, the rig under construction and the 17 rig refurbishments completed over the last several years were supported by long-term contracts, and the Company expects to recover substantially all of the cost of the capital expended during the original contract term.
Rig Activity
     Strong commodity prices over the past few years have benefited the land drilling industry. The U.S. land rig count at July 27, 2007, per the Baker Hughes rotary rig count, was 1,670 rigs and has remained relatively stable over the past year at historically high levels. However, there is currently some excess capacity in the land drilling market with the addition of new rigs during the last year and additional new rigs during the last year and additional new rigs are expected to enter the market throughout the remainder of 2007. Our average rigs working declined in the second quarter of 2007 because of this excess capacity of rigs in the market. We believe that our portfolio of term contracts and quality equipment, coupled with our skilled crews, has helped buffer our exposure to this decline. For the week ended July 26, 2007, we had an average of 104 rigs working. The table below shows the average number of land rigs working in the United States according to the Baker Hughes rotary rig count and the average number of our rigs working.

	2005	2006					2007
Domestic	Full					Full			7/1
Land Rig Count	Year	Q-1	Q-2	Q-3	Q-4	Year	Q-1	Q-2	to 7/31
Baker Hughes	1,263	1,417	1,512	1,603	1,609	1,535	1,626	1,653	1,675

Grey Wolf	102	109	108	107	110	108	110	104	107
Term Contracts
     We endeavor to enter into term contracts to provide drilling services on a daywork basis. Typically, the length of our term contracts ranges from six months to three years. They usually include a per rig day cancellation fee approximately equal to the dayrate under the contract less estimated contract drilling operating expenses for the unexpired term of the contract. In addition, we are able to pass the increases in labor costs on to our customers through our dayrates on all daywork contracts, including term contracts. We seek term contracts with our customers when we believe that those contracts may mitigate the financial impact to us of a potential decline in dayrates during the period in which the term contract is in effect. This provides greater stability to our business and allows us to plan and manage our business more efficiently. We also have used term contracts to contractually assure that we receive sufficient cash flow to recover the costs of improvements we make to the rigs under the term contract, particularly when those improvements are requested by the customer.
     There continues to be some modest interest in term renewals and additional new contracts; however, recently many of our customers have preferred to work under well-to-well contracts instead of term contracts. During the second quarter of 2007, we renewed approximately half of the term contracts that were up for renewal. In addition, we signed three year term contracts for each of the two rigs recently acquired from a customer and signed a two-year term contract for the rig currently being constructed. One of the two 3,000 horsepower rigs going to work under a term contract in Mexico began operations in July and the other rig is being mobilized to its first location.
     At June 30, 2007, we had approximately 25,900 rig days contracted under term contracts, as compared with 37,300 rig days under term contract at June 30, 2006. Our rig days under contract at June 30, 2007 are approximately equivalent to an average of 58 rigs working under term contracts for the remaining two quarters in 2007 and an average of 26 rigs working for 2008. At July 31, 2007 we had 70 rigs working under term contracts, representing 57% of our total rig fleet. These term contracts are expected to provide revenue of approximately $518.0 million in 2007 and $220.3 million in 2008.
Drilling and Contract Rates
     As a result of newly-built and refurbished rigs that have come to market, there is currently some excess capacity of land drilling rigs, and this may increase as additional new rigs enter the market. Since the fourth quarter of 2006, we and some of our competitors have experienced some rigs becoming idle because of an excess in rig capacity. During the fourth quarter of 2006, spot market dayrates began weakening in connection with the excess supply of land drilling rigs with the most competitive pressure on smaller horsepower mechanical rigs. Additionally, we and some of our competitors are having to make concessions in contractual terms relating to amounts we seek to charge customers when moving rigs to their locations. While we have a significant number of existing term contracts at fixed dayrates that have buffered our exposure to the recent erosion in spot market dayrates and the effects of extra capacity, we expect to experience additional pressure on our overall dayrates in the third quarter of 2007 as some of our spot and term contracts come up for renewal at lower rates. As of July 31, 2007, our leading edge rates range from $14,000 to $22,000 per rig day, without fuel or top drives. A rig day is defined as a twenty-four hour period in which a rig is under contract and should be earning revenue.
     In addition to our fleet of drilling rigs, we owned 26 top drives at July 31, 2007, for which our rates are up to $3,000 per rig day. Rates for our top drives are in addition to the above stated rates for our rigs.
Turnkey Contract Activity
     Turnkey work is an important part of our business and operating strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher revenues and EBITDA per rig day worked than under daywork contracts. However, under turnkey contracts we are typically required to bear additional operating costs (such as drill bits) and risk (such as loss of hole) that would otherwise be assumed by the customer under daywork contracts. For the quarter ended June 30, 2007, our turnkey EBITDA was $12,541 per rig day, compared to daywork EBITDA of $9,430 per rig day, and our turnkey revenue per rig day was $54,264 compared to $21,368 per rig day for daywork. For the quarter ended June 30, 2007, turnkey work represented 8% of total days worked compared to 6% in the first quarter of 2007 and 11% in the second quarter of 2006. Turnkey EBITDA represented 10% of total company EBITDA in the second quarter of 2007, compared to 11% in the first quarter of 2007 and 20% in the second quarter 2006.
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
Second Quarter 2007 Results and Financial Outlook
     While our second quarter results were solid, they reflect the anticipated leveling off of activity and declines in spot market dayrates due to the influx of new rigs in the market. Announcements of new rig orders have slowed significantly and we believe that the vast majority of the new rigs have been or will be delivered by the end of 2007. We believe that the new rigs that have come into the market have generally displaced low-end equipment. To meet customer demand for premium equipment, we continued to upgrade our rig fleet through the addition of the two rigs recently acquired and the construction of a 1,000 horsepower diesel electric rig. This is consistent with our strategy to own high quality rigs that address our customers’ needs in the domestic natural gas drilling markets and operate a substantial portion of these rigs under long-term contracts to reduce the impact of short-term natural gas price fluctuations.
     Oil and natural gas prices remain strong with the twelve-month strips at $75.19 per barrel and $7.89 per mmbtu, respectively. Natural gas decline rates are steeper than ever in the United States and Canada and we believe it will take more rigs running to meet the United States’ long-term natural gas requirements. We will continue to focus on creating growth through the prudent investment of our capital.
     During the third quarter of 2007, we expect to average 104 to 106 rigs working, with 8 to 10 of these rigs performing turnkey services. In addition, we expect average daywork revenue per rig day to decrease by $600 to $800 in response to the continued pressure on spot market dayrates. We also expect depreciation expense of approximately $24.0 million, interest expense of approximately $3.5 million and an effective tax rate of approximately 37% for the third quarter of 2007.
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
     The demand for land drilling services is cyclical and has historically resulted in fluctuations in rig utilization. We believe the contract drilling industry will continue to be cyclical and rig utilization will continue to fluctuate. The likelihood of an asset impairment increases during extended periods of low rig utilization. During the second quarter of 2007, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable.
Goodwill
     During the second quarter of 2004, we completed the acquisition of New Patriot Drilling Corp., which was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.” In conjunction with the purchase price allocation for this acquisition, we recorded goodwill of $10.4 million.
     Goodwill represents the excess of costs over the fair value of assets of businesses acquired. None of the goodwill resulting from this acquisition is deductible for tax purposes. We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of this Statement. During the first six months of 2007, no impairment of our goodwill was recorded.
Revenue Recognition
     Revenues are earned under daywork and turnkey contracts. Revenue from daywork contracts is recognized when it is realized or realizable and earned. On daywork contracts, revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. For certain contracts, we receive lump-sum fees for mobilization of equipment. Mobilization fees and the related costs are deferred and amortized over the contract term. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date compared to our estimate of the total contract costs. Under the percentage-of-completion method, we make estimates of the total contract costs to be incurred, and to the extent these estimates change, the amount of revenue recognized could be affected. The significance of the accrued turnkey revenue varies from period to period depending on the timing of our turnkey projects, the overall level of demand for our services and the portion of that demand that is for turnkey services. There were 11 turnkey wells in progress at June 30, 2007 and 2006, with accrued revenue of $24.6 million and $18.6 million, respectively at such dates. Anticipated losses, if any, on uncompleted contracts are recorded at the time our estimated costs exceed the contract revenue.
Insurance Accruals
     We maintain insurance coverage related to workers’ compensation and general liability claims up to $1.0 million per occurrence with an aggregate of $2.0 million for general liability claims. These policies include deductibles of $500,000 per occurrence for workers’ compensation coverage and $250,000 per occurrence for general liability coverage. If losses should exceed the workers’ compensation and general liability policy amounts, we have excess liability coverage up to a maximum of $100.0 million. At June 30, 2007 and December 31, 2006, we had $18.0 million and $16.5 million, respectively, accrued for losses incurred within the deductible amounts for workers’ compensation and general liability claims and for uninsured claims. These amounts are included in current accrued workers’ compensation and other long-term liabilities on the balance sheet.
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

Income Taxes
     We are subject to income and other similar taxes in all areas in which we operate. When recording income tax expense, certain estimates are required because: (a) income tax returns are generally filed months after the close of our annual accounting period; (b) tax returns are subject to audit by taxing authorities and audits can often take years to complete and settle; and (c) future events often impact the timing of when we recognize income tax expenses and benefits. We have deferred tax assets mostly relating to workers’ compensation liabilities. We routinely evaluate all deferred tax assets to determine the likelihood of their realization. We have not recorded a valuation allowance as of June 30, 2007 and December 31, 2006.
     In addition, as of June 30, 2007 and December 31, 2006, we had $14.0 million and $15.3 million, respectively, in permanent differences which relate to differences between the financial accounting and tax basis of assets that were purchased in capital stock acquisitions. The permanent differences will be reduced as the assets are depreciated for financial accounting purposes on a straight-line basis over the next six years.
     We adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. We analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adopting FIN 48, we recorded an increase to beginning retained earnings, as prescribed in this interpretation, in the amount of $1.2 million. This increase relates to net tax benefits for positions taken in our income tax returns that meet the recognition criteria in FIN 48. Prior to the adoption of FIN 48, these benefits were not recognized for financial statement purposes. Our policy is to accrue interest and penalties associated with uncertain tax positions in income tax expense. At January 1, 2007 and June 30, 2007, respectively, no interest and penalties were accrued in connection with uncertain tax positions. The tax years that remain open to examination by the major taxing jurisdictions to which we are subject range from 1996 to 2006. We have identified our major taxing jurisdictions as the United States, Texas and Louisiana.
     At the date of adoption, we had $1.4 million of unrecognized tax benefits, all of which would have an impact on the effective tax rate, net of federal tax benefits, if recognized. As of June 30, 2007, we had $1.8 million of unrecognized tax benefits, all of which would have an impact on the effective tax rate, net of federal tax benefits, if recognized.

Financial Condition and Liquidity
The following table summarizes our financial condition as of June 30, 2007 and December 31, 2006.

	June 30, 2007		December 31, 2006
	(Unaudited)
		(Dollars in thousands)
	Amount	%	Amount	%
Working capital	$352,035	33	$304,764	32
Property and equipment, net	696,068	65	608,136	65
Goodwill	10,377	1	10,377	1
Other noncurrent assets, net	6,592	1	16,625	2

Total	$1,065,072	100	$939,902	100

Long-term debt	$275,000	26	$275,000	29
Other long-term liabilities	159,131	15	131,108	14
Shareholders’ equity	630,941	59	533,794	57

Total	$1,065,072	100	$939,902	100

Significant Changes in Financial Condition
          The significant changes in our financial condition from December 31, 2006 to June 30, 2007 are an increase in working capital of $47.3 million, an increase in net property and equipment of $87.9 million, a decrease in net other noncurrent assets of $10.0 million, an increase in other long-term liabilities of $28.0 million, and an increase in shareholders’ equity of $97.1 million.
          The increase in working capital is primarily the result of higher balances in cash and cash equivalents and a decrease in current income taxes payable partially offset by a decrease in accounts receivable. The increase in cash and cash equivalents is due primarily to net income and the timing of accounts receivable collections. The decrease in current income taxes payable is due primarily to the adoption of FIN 48 during the first quarter of 2007 and income tax payments made subsequent to December 31, 2006.
          The increase in net property and equipment is due to capital expenditures made during 2007. Capital expenditures of $122.8 million in 2007 include costs to purchase four new 1,500 horsepower rigs, the construction of a 1,000 horsepower rig, drill pipe purchases, betterments and improvements to our rigs, the purchase of top drives, and other capital items. Net other noncurrent assets decreased due primarily to the movement of cash deposits in connection with the delivery of four new rigs to net property and equipment at the time of delivery. The increase in other long-term liabilities is primarily the result of higher deferred tax liabilities. Deferred tax liabilities are higher due to an increase in temporary book-to-tax differences as a result of our high levels of capital expenditures since the beginning of 2005 as well as to temporary book-to-tax differences related to interest deductions. The increase in shareholders’ equity is primarily due to the net income for the period partially offset by repurchases of common stock.
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
          As of July 1, 2007, and at any time during the third quarter of 2007, the 3.75% Notes are convertible into shares of our common stock because the closing price per share of our common stock exceeded 110% of the conversion price ($7.10 per share) of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days ended on June 30, 2007. As of the date of this report, none of the note holders had exercised their right to convert the 3.75% Notes into shares of our common stock. The 3.75% Notes will cease to be convertible after September 30, 2007, unless the trading price of our common stock again exceeds (as it did in the second quarter) 110% of the conversion price of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days on the last trading day of the third quarter of 2007. In that event, the 3.75% Notes would remain convertible through the fourth quarter of 2007. The 3.75% Notes may also become convertible (or remain convertible) in the third quarter or other future periods if any of the other events that entitle holders to convert the 3.75% Notes occur.
     Floating Rate Notes
          The $125.0 million aggregate principal amount of Floating Rate Contingent Convertible Senior Notes due 2024 (the “Floating Rate Notes”) bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05% but will never be less than zero or more than 6.00%. For the three months ended June 30, 2007 and 2006, the interest rate on the Floating Rate Notes was 5.30% and 4.94%, respectively. For the third quarter of 2007, the interest rate has been set at 5.31%. These notes mature on April 1, 2024. The Floating Rate Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share. The Floating Rate Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are not significant.
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
          As of July 1, 2007, and at any time during the third quarter of 2007, the Floating Rate Notes are convertible into shares of our common stock because the closing price per share of our common stock exceeded 120% of the conversion price ($7.81 per share) of the Floating Rate Notes for at least 20 trading days in the period of 30 consecutive trading days ended on June 30, 2007. As of the date of this report, none of the note holders had exercised their right to convert the Floating Rate Notes into shares of our common stock. The Floating Rate Notes will cease to be convertible after September 30, 2007, unless the trading price of our common stock again exceeds (as it did in the second quarter) 120% of the conversion price of the Floating Rate Notes for at least 20 trading days in the period of 30 consecutive trading days on the last trading day of the third quarter of 2007. In that event, the Floating Rate Notes would remain convertible through the fourth quarter of 2007. The Floating Rate Notes may also become convertible (or remain convertible) in the third quarter or other future periods if any of the other events that entitle holders to convert the Floating Rate Notes occur.
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
          As of the date of this report, we did not have an outstanding balance under the CIT Facility and had $28.7 million of undrawn standby letters of credit. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT Facility.
Cash Flow
          The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
	(Unaudited)
Net cash provided by (used in):
Operating activities	$190,319	$134,666
Investing activities	(120,349)	(63,342)
Financing activities	(8,014)	(7,599)

Net increase in cash	$61,956	$63,725

          Our cash flows from operating activities are affected by a number of factors including the number of rigs working under contract, whether the contracts are daywork or turnkey, and the rate received for these services. Our cash flow from operating activities provided $190.3 million and $134.7 million during the first six months of 2007 and 2006, respectively. The increase in cash flow from operating activities for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is due primarily to the timing of accounts receivable collections.         .
          Cash flow used in investing activities for the six months ended June 30, 2007 consisted primarily of $122.8 million of capital expenditures. Capital expenditures for 2007 include costs to purchase four new 1,500 horsepower rigs and the construction of a 1,000 horsepower rig. Cash flow used in investing activities for the six months ended June 30, 2006 consisted of $77.1 million of capital expenditures, including costs for the reactivation of two rigs held for refurbishment, $15.6 million in proceeds from the sale of five of our rigs previously available for refurbishment in the first quarter of 2006, and $12.7 million in deposits for new rig purchases. Capital expenditures in 2007 and 2006 also included betterments and improvements to our rigs, the acquisition of drill pipe and collars, the purchase of top drives and other capital items.
          Cash flow used in financing activities for the six months ended June 30, 2007 consisted primarily of $11.5 million in treasury stock purchased in accordance with the stock repurchase plan previously announced compared to treasury stock purchases of $10.4 million for the six months ended June 30, 2006.
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
          Capital expenditures for 2007 are projected to be between $200 million and $210 million. This includes approximately $28.0 million for the purchase of two 1,500 horsepower rigs from a customer, approximately $12.6 million for the construction of a 1,000 horsepower rig, and approximately $40.5 million to purchase four new 1,500 horsepower drilling rigs. We have obtained long-term contracts on each of these rigs which, in the aggregate, are expected to generate revenue of approximately $173.4 million over the term of the contracts. We believe that this revenue will enable us to substantially recover, after operating expenses, the purchase prices of these rigs.
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
Reconciliation of Non-GAAP Financial Measures
          In the following discussion of the results of our operations and elsewhere in this filing, we use EBITDA and EBITDA per rig day. EBITDA and EBITDA per rig day are non-GAAP financial measures under the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe that our disclosure of EBITDA and EBITDA per rig day as a measure of Company operating performance allows investors to make a direct comparison between us and our competitors, without regard to differences in capital structure or to differences in the cost basis of our rigs and those of our competitors. Investors should be aware, however, that there are limitations inherent in using these performance measures as a measure of overall company profitability because they exclude significant expense items such as depreciation expense and interest expense. An improving trend in EBITDA or EBITDA per rig day may not be indicative of an improvement in our overall profitability. To compensate for the limitations in utilizing EBITDA and EBITDA per rig day as operating measures, our management also uses GAAP measures of performance including operating income (loss) and net income (loss) to evaluate performance but only with respect to the company as a whole and not on a per rig basis. In accordance with SEC rules, we have included below a reconciliation of EBITDA to net income, which is the nearest comparable GAAP financial measure.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)
		(Unaudited)
Earnings before interest expense, taxes, depreciation and amortization	$91,723	$111,689	$208,596	$218,022
Depreciation and amortization	(22,397)	(18,199)	(43,811)	(35,347)
Interest expense	(3,438)	(3,367)	(6,930)	(6,636)
Total income tax expense	(24,180)	(32,208)	(57,569)	(63,875)

Net income applicable to common shares	$41,708	$57,915	$100,286	$112,164

Comparison of the Three Months Ended June 30, 2007 and 2006
          The following table highlights rig days worked, contract drilling revenues, and EBITDA for our daywork and turnkey operations for the three months ended June 30, 2007 and 2006.

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations	Total	Operations	Operations	Total
		(Dollars in thousands except averages per rig day worked)
			(Unaudited)
Rig days worked	8,715	761	9,476	8,679	1,120	9,799

Contract drilling revenues	$186,225	$41,295	$227,520	$178,253	$61,337	$239,590
Drilling operations expenses	(100,762)	(31,545)	(132,307)	(89,935)	(39,350)	(129,285)
General and administrative expenses	(6,659)	(500)	(7,159)	(5,213)	(649)	(5,862)
Interest income	3,303	290	3,593	2,714	351	3,065
Gain on sale of assets	72	4	76	19	3	22
Gain on insurance proceeds	—	—	—	3,675	484	4,159

EBITDA	$82,179	$9,544	$91,723	$89,513	$22,176	$111,689

Average per rig day worked:
Contract drilling revenues	$21,368	$54,264	$24,010	$20,538	$54,765	$24,450
EBITDA	$9,430	$12,541	$9,680	$10,314	$19,800	$11,398
          Our EBITDA decreased by $20.0 million, or 18%, to $91.7 million for the quarter ended June 30, 2007 compared with the same period in 2006. The decrease resulted from a $7.3 million decrease in EBITDA from daywork operations and a $12.6 million decrease in EBITDA from turnkey operations. On a per rig day basis, our EBITDA decreased by $1,718 per rig day, or 15%, to $9,680 in the second quarter of 2007 from $11,398 for the same period in 2006. This decrease included an $884 per rig day decrease from daywork operations and a $7,259 per rig day decrease from turnkey operations. Total general and administrative expenses increased by $1.3 million due to higher professional fees, higher costs for stock-based compensation and higher payroll costs. Total interest income increased by $528,000 due to higher cash balances and higher interest rates during the second quarter of 2007 compared with the same period in 2006. The gain on insurance proceeds of $4.2 million in 2006 relates to the proceeds received from the loss of one of our rigs and top drives.
Daywork Operations
          Contract drilling revenue per rig day increased $830, or 4%, in the second quarter of 2007 when compared to the second quarter of 2006. Despite a slight increase in the number of rig days for the same period, daywork EBITDA decreased due to a $3.7 million gain on insurance proceeds in 2006 and higher drilling operations expenses in 2007. Expenses increased overall, and on a per rig day basis, due to several factors, including higher maintenance and repair costs and increases in labor costs due to a wage increase that went into effect on May 1, 2006.
Turnkey Operations
          Turnkey EBITDA was lower in the second quarter of 2007 primarily due to a decrease in rig days worked on turnkey contracts. Rig days worked decreased by 359 days, or 32% for the three months ended June 30, 2007 compared to the same period in 2006. Also, differences in the complexity and success of the wells drilled are a contributing factor to EBITDA fluctuations. During the second quarter of 2007, we encountered difficulties on one turnkey contract, generating a loss, which contributed to the lower EBITDA when compared to the second quarter of 2006.

Other
          Depreciation and amortization expense increased by $4.2 million, or 23%, to $22.4 million for the three months ended June 30, 2007, compared to the same period in 2006. The increase in depreciation and amortization expense was due to capital expenditures made during 2006 and 2007, including the cost to refurbish rigs and purchase new rigs.
          Interest expense increased by $71,000, or 2%, to $3.4 million in the second quarter of 2007 compared to the same period in 2006. This increase is due to a higher interest rate on our Floating Rate Notes during the three months ended June 30, 2007 compared to the three months ended June 30, 2006. There was no change in our debt balance during the second quarter of 2007 compared to the second quarter of 2006.
          Our income tax expense decreased by $8.0 million to $24.2 million for the three months ended June 30, 2007 compared to the same period in 2006. The decrease is primarily due to the lower level of income for the second quarter of 2007.
Comparison of the Six Months Ended June 30, 2007 and 2006
          The following tables highlight rig days worked, contract drilling revenue and EBITDA for our daywork and turnkey operations for the six months ended June 30, 2007 and 2006.

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations	Total	Operations	Operations	Total
		(Dollars in thousands except averages per rig day worked)
			(Unaudited)
Rig days worked	18,017	1,380	19,397	17,386	2,200	19,586

Contract drilling revenues	$393,589	$75,944	$469,533	$342,620	$119,849	$462,469
Drilling operations expenses	(200,625)	(52,635)	(253,260)	(174,416)	(77,729)	(252,145)
General and administrative expenses	(13,617)	(941)	(14,558)	(9,954)	(1,225)	(11,179)
Interest income	6,264	488	6,752	4,596	585	5,181
Gain on sale of assets	110	19	129	8,487	1,050	9,537
Gain on insurance proceeds	—	—	—	3,675	484	4,159

EBITDA	$185,721	$22,875	$208,596	$175,008	$43,014	$218,022

Average per rig day worked:
Contract drilling revenues	$21,845	$55,032	$24,206	$19,707	$54,477	$23,612
EBITDA	$10,308	$16,576	$10,754	$10,066	$19,552	$11,132

(1)	Turnkey operations include the results from turnkey and footage contracts.
          Our EBITDA decreased by $9.4 million, or 4%, to $208.6 million for the six months ended June 30, 2007 compared to the same period in 2006. The decrease resulted from a $20.1 million decrease in EBITDA from turnkey operations partially offset by a $10.7 million increase in EBITDA from daywork operations. On a per rig day basis, our total EBITDA decreased by $378 per rig day, or 3% to $10,754 for the first six months of 2007 from $11,132 for the same period in 2006. This decrease included a $2,976 per rig day decrease from turnkey operations partially offset by a $242 per rig day increase from daywork operations. Total general and administrative expenses increased by $3.4 million due primarily to higher professional fees, higher costs for stock-based compensation and higher payroll costs. Total interest income increased by $1.6 million due to higher cash balances and higher interest rates during the first six months of 2007 compared with the same period in 2006. The gain on sale of assets decreased by $9.4 million due primarily to the sale of five rigs in January 2006. The gain on insurance proceeds of $4.2 million in 2006 relates to the proceeds received from the loss of one of our rigs and top drives.
Daywork Operations
     The increase in daywork EBITDA discussed above was due in part to an increase of 631 rig days worked on daywork contracts in the first six months of 2007 when compared with the same period of 2006. The 2006 daywork EBITDA included an $8.5 million gain on sale of assets and a $3.7 million gain on insurance proceeds. Contract drilling revenue per rig day increased $2,138, or 11%, including the effect of a wage increase effective May 1, 2006 which was passed on to our customers in the form of higher dayrates. Expenses increased overall, and on a per rig day basis, due to higher activity levels, as well as several other factors, including increases in labor costs due to the above-mentioned wage increase and higher maintenance and repair costs.
Turnkey Operations
     Turnkey EBITDA was lower for the six months ended June 30, 2007 due to a decrease in rig days worked on turnkey contracts. Rig days worked decreased by 820 days, or 37% for the six months ended June 30, 2007 compared to the same period in 2006. Also, differences in the complexity and success of the wells drilled between the two periods contributed to the decreased EBITDA.
Other
     Depreciation and amortization expense increased by $8.5 million, or 24%, to $43.8 million for the six months ended June 30, 2007 compared to the same period in 2006. Depreciation and amortization expense is higher due to capital expenditures made during 2006 and 2007, including the cost to refurbish rigs and purchase new rigs.
     Interest expense increased by $294,000, or 4%, to $6.9 million for the six months ended June 30, 2007 from $6.6 million for the same period in 2006. This increase is due primarily to a higher interest rate on our Floating Rate Notes during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. There was no change in our debt balance during the six months ended June 30, 2007.
     Our income taxes decreased by $6.3 million to $57.6 million for the six months ended June 30, 2007 from $63.9 million for the same period in 2006. The decrease is due to the lower level of income.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the Floating Rate Notes and the CIT Facility. The Floating Rate Notes bear interest at a per annum rate which is equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. We had $125.0 million of the Floating Rate Notes outstanding at June 30, 2007. A 1% change in the interest rate on the Floating Rate Notes would change our interest expense by $1.3 million on an annual basis. However, the annual interest on the Floating Rate Notes will never be below zero or more than 6.00%, which could yield interest expense ranging from zero to $7.5 million on an annual basis. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. We have no outstanding balance under the CIT Facility at July 31, 2007 and as such have no exposure under this facility to a change in interest rates.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, under the supervision, and with participation, of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information relating to Grey Wolf’s repurchase of common shares during the six months ended June 30, 2007 (in thousands, except average price paid per share):

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number of	Average Price	Part of Publicly	Yet be Purchased
	Shares	Paid per	Announced	Under the
Period	Purchased(1)	Share	Program	Program(2)
January 1, 2007 to January 31, 2007	1,219	$6.59	1,219	$27,161
February 1, 2007 to February 28, 2007	97	$6.62	—	$27,161
March 1, 2007 to March 31, 2007	426	$6.51	425	$24,408
April 1, 2007 to April 30, 2007	3	$6.87	—	$24,408
May 1, 2007 to May 31, 2007	4	$7.93	—	$24,408
June 1, 2007 to June 30, 2007	—	$—	—	$—

(1)	Our employees elected to have shares of stock withheld to cover payroll taxes when shares of restricted stock vest. We then pay the taxes on their behalf and hold the shares withheld as treasury stock. We had approximately 105,000 of such treasury share purchases during the six months ended June 30, 2007. These share repurchases are not covered under a publicly announced program.

(2)	On May 25, 2006, the Company announced that its Board of Directors approved a plan authorizing the repurchase of up to $100.0 million of Grey Wolf common stock in open market or in privately negotiated block-trade transactions. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of the common stock, general market conditions, available cash and alternate investment opportunities. The stock repurchase program is subject to termination prior to completion.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
          The annual meeting of our shareholders was held on May 15, 2007. The following matters were voted upon at the meeting by the holders of our common stock:
(i)	Elected Robert E. Rose and Trevor Turbidy as Class II Directors. Class II Directors will hold office until the annual meeting in 2010 or until their successors have been duly elected and qualified. The following details the number of votes for the election of these directors and the number of votes withheld:

Director	For	Withheld
Robert E. Rose	179,104,839	2,665,728
Trevor Turbidy	176,131,637	5,638,930
(ii)	Approved the amendment to the 2003 Incentive Plan to increase the number of shares available for grant under the plan by five million shares and to prohibit repricing without shareholder approval.

For	96,661,236
Against	22,649,367
Abstaining	234,140
Broker Non-Votes	62,225,827
(iii)	Approved the amendment of the Articles of Incorporation to increase the number of authorized shares of Common Stock from 300,000,000 to 500,000,000 shares.

For	162,960,288
Against	18,485,514
Abstaining	324,553
Broker Non-Votes	215

Item 5. Other Information
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:
•	business strategy;

•	demand for our services;

•	spending by our customers;

•	projected rig activity;

•	increases in rig supply and its effects on us;

•	projected dayrates;

•	projected interest expense;

•	projected tax rate;

•	rigs expected to be engaged in turnkey operations;

•	cost of building new rigs, delivery times and deployment destinations of these rigs;

•	the ability to recover our refurbishment costs or the purchase price of rigs from term contracts;

•	the availability and financial terms of term contracts;

•	wage rates and retention of employees;

•	sufficiency of our capital resources and liquidity;

•	projected depreciation and capital expenditures;

•	future common stock repurchases by us; and

•	projected sources and uses of cash.
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

Item 6. Exhibits

3.1	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed May 21, 2007).

3.2	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

4.1	Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.2	Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.3	Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.4	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes Due 2024 between the Company, the Guarantors, and J.P. Morgan Chase Bank, a New York banking corporation, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q dated May 5, 2004).

4.5	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

4.6	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JP Morgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2004).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

**32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

*	Filed herewith

**	Furnished, not filed, in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREY WOLF, INC.

Date: August 6, 2007	By:	/s/ David W. Wehlmann David W. Wehlmann Executive Vice President and
Chief Financial Officer

Date: August 6, 2007	By:	/s/ Kent D. Cauley Kent D. Cauley
Vice President and Controller

Exhibit Index

3.1	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed May 21, 2007).

3.2	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

4.1	Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.2	Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.3	Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.4	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes Due 2024 between the Company, the Guarantors, and J.P. Morgan Chase Bank, a New York banking corporation, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q dated May 5, 2004).

4.5	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

4.6	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JP Morgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2004).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

** 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

*	Filed herewith

**	Furnished, not filed, in accordance with Item 601(b)(32) of Regulation S-K.