Form 10-Q
period 2007-09-30
GREY WOLF INC
filed 2007-11-06
CIK 320186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
     The number of shares of the registrant’s common stock, par value $0.10 per share, outstanding at October 31, 2007, was 183,150,457.

GREY WOLF, INC. AND SUBSIDIARIES

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$255,149	$229,773
Restricted cash	847	817
Accounts receivable, net of allowance of $3,169	182,103	206,523
Prepaids and other current assets	15,324	7,817
Deferred tax assets	5,239	6,916

Total current assets	458,662	451,846
Property and equipment:
Land, buildings and improvements	8,050	7,044
Drilling equipment	1,303,455	1,107,457
Furniture and fixtures	5,262	4,839

Total property and equipment	1,316,767	1,119,340
Less: accumulated depreciation	(578,249)	(511,204)

Net property and equipment	738,518	608,136
Goodwill	10,377	10,377
Other noncurrent assets, net	11,494	16,625

	$1,219,051	$1,086,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$66,171	$85,253
Accrued workers’ compensation	7,849	7,435
Payroll and related employee costs	11,400	15,952
Accrued interest payable	3,934	2,536
Current income taxes payable	8,932	20,641
Other accrued liabilities	24,197	15,265

Total current liabilities	122,483	147,082
Contingent convertible senior notes	275,000	275,000
Other long-term liabilities	14,599	9,877
Deferred income taxes	149,449	121,231

Commitments and contingent liabilities	—	—

Shareholders’ equity:
Series B Junior Participating Preferred stock; $1 par value; 250,000 shares authorized; none outstanding	—	—
Common stock; $0.10 par value; shares authorized: 500,000,000 at September 30, 2007 and 300,000,000 at December 31, 2006; shares issued: 196,889,691 at September 30, 2007 and 195,228,691 at December 31, 2006; shares outstanding: 184,277,938 at September 30, 2007 and 185,936,440 at December 31, 2006	19,688	19,523
Additional paid-in capital	392,001	383,482
Treasury stock, at cost: 12,611,753 shares at September 30, 2007 and 9,292,251 shares at December 31, 2006	(87,158)	(65,119)
Retained earnings	332,989	195,908

Total shareholders’ equity	657,520	533,794

	$1,219,051	$1,086,984

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Contract drilling revenue	$223,999	$242,728	$693,532	$705,197

Costs and expenses:
Drilling operations	136,947	131,577	390,207	383,722
Depreciation and amortization	24,355	18,700	68,166	54,047
General and administrative	6,757	6,249	21,315	17,428
Gain on sale of assets	(42)	(839)	(171)	(10,376)
Gain on insurance proceeds	—	—	—	(4,159)

Total costs and expenses	168,017	155,687	479,517	440,662

Operating income	55,982	87,041	214,015	264,535

Other income (expense):
Interest income	3,334	3,199	10,086	8,380
Interest expense	(3,521)	(3,514)	(10,451)	(10,150)

Other expense, net	(187)	(315)	(365)	(1,770)

Income before income taxes	55,795	86,726	213,650	262,765

Income tax expense:
Current	15,205	31,434	59,492	88,732
Deferred	5,002	30	18,284	6,607

Total income tax expense	20,207	31,464	77,776	95,339

Net income	$35,588	$55,262	$135,874	$167,426

Net income per common share (Note 2):
Basic	$0.19	$0.29	$0.74	$0.87

Diluted	$0.17	$0.25	$0.63	$0.74

Weighted average common shares outstanding:
Basic	182,599	190,391	182,875	191,795

Diluted	226,292	233,945	226,533	235,557

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands)

	Common Stock		Additional	Treasury Stock		Retained
	Number of	Amount,	Paid-in	Number of	Amount,	Earnings
	Shares	at $0.10 par value	Capital	Shares	at cost	(Deficit)	Total
Balance, December 31, 2005	192,626	$19,263	$374,012	—	$—	$(24,043)	$369,232

Exercise of stock options	905	90	3,062	—	—	—	3,152

Tax benefit of stock option exercises	—	—	1,330	—	—	—	1,330

Issuance of restricted stock, net of forfeitures	1,697	170	(170)	—	—	—	—

Stock-based compensation expense	—	—	5,248	—	—	—	5,248

Purchase of treasury stock	(9,292)	—	—	9,292	(65,119)	—	(65,119)

Comprehensive net income	—	—	—	—	—	219,951	219,951

Balance, December 31, 2006	185,936	19,523	383,482	9,292	(65,119)	195,908	533,794

Adjustment for the adoption of FASB Interpretation No. (FIN) 48	—	—	—	—	—	1,207	1,207

Exercise of stock options	802	80	2,785	—	—	—	2,865

Tax effect of share-based payments	—	—	747	—	—	—	747

Issuance of restricted stock, net of forfeitures	859	85	(85)	—	—	—	—

Stock-based compensation expense	—	—	5,072	—	—	—	5,072

Purchase of treasury stock	(3,319)	—	—	3,319	(22,039)	—	(22,039)

Comprehensive net income	—	—	—	—	—	135,874	135,874

Balance, September 30, 2007 (Unaudited)	184,278	$19,688	$392,001	12,611	$(87,158)	$332,989	$657,520

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$135,874	$167,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,166	54,047
Deferred income taxes	18,284	6,607
Gain on sale of assets	(171)	(10,376)
Gain on insurance proceeds	—	(4,159)
Stock-based compensation expense	5,072	3,499
Excess tax benefit of stock option exercises and vested restricted stock	(708)	(818)
Net effect of changes in assets and liabilities related to operating accounts	9,163	16,570

Cash provided by operating activities	235,680	232,796

Cash flows from investing activities:
Property and equipment additions	(190,131)	(132,067)
Proceeds from sale of property and equipment	3,019	19,554
Insurance proceeds	—	11,076
Deposits for new rig purchases	(4,726)	(15,997)

Cash used in investing activities	(191,838)	(117,434)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,865	2,704
Excess tax benefit of stock option exercises and vested restricted stock	708	818
Purchase of treasury stock	(22,039)	(49,180)

Cash used in financing activities	(18,466)	(45,658)

Net increase in cash and cash equivalents	25,376	69,704
Cash and cash equivalents, beginning of period	229,773	173,145

Cash and cash equivalents, end of period	$255,149	$242,849

Supplemental cash flow disclosure:
Cash paid for interest	$8,434	$7,580

Cash paid for taxes	$55,601	$79,477

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(1)	General
     Grey Wolf, Inc. (the “Company” or “Grey Wolf”), a Texas corporation formed in 1980, is a holding company with no independent assets or operations. Through its subsidiaries, Grey Wolf is engaged in the business of providing onshore contract drilling services to the oil and gas industry in the United States of America and Mexico.
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2007 and the results of operations and cash flows for the periods indicated. All intercompany transactions have been eliminated. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements in accordance with U.S. GAAP have been omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
(2)	Significant Accounting Policies
Earnings Per Share
     Basic earnings per share (“EPS”) is based on the weighted average number of shares of common stock outstanding during the applicable period and excludes shares of restricted stock that have not vested. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock and shares issuable upon conversion of the Floating Rate Contingent Convertible Senior Notes due 2024 (the “Floating Rate Notes”) and the 3.75% Contingent Convertible Senior Notes due 2023 (the “3.75% Notes” and together with the Floating Rate Notes, referred to as the “Contingent Convertible Senior Notes”).
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net income	$35,588	$55,262	$135,874	$167,426

Add interest expense on contingent convertible senior notes, net of related tax effects	2,094	2,114	6,227	6,051

Adjusted net income–diluted	$37,682	$57,376	$142,101	$173,477

Denominator:
Weighted average common shares outstanding–basic	182,599	190,391	182,875	191,795

Effect of dilutive securities
Options–treasury stock method	548	746	660	948
Restricted stock–treasury stock method	688	351	541	357
Contingent convertible senior notes	42,457	42,457	42,457	42,457

Weighted average common shares outstanding–diluted	226,292	233,945	226,533	235,557

Earnings per common share:
Basic	$0.19	$0.29	$0.74	$0.87

Diluted	$0.17	$0.25	$0.63	$0.74

     A summary of securities excluded from the computation of basic and diluted earnings per share is presented below for the applicable periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic earnings per share:
Unvested restricted stock	2,358,705	1,805,533	2,358,705	1,805,533

Diluted earnings per share:
Anti-dilutive stock options	1,287,613	1,037,409	1,288,013	671,725

Anti-dilutive restricted stock	10,000	—	3,553	—

Total anti-dilutive shares excluded from the computation of diluted earnings per share	1,297,613	1,037,409	1,291,566	671,725

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Share-Based Payment Arrangements
     At September 30, 2007, the Company had stock-based compensation plans with amounts outstanding to employees and directors, which are more fully described in Note 7. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no stock-based compensation expense was recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under that transition method, compensation expense recognized for the three and nine months ended September 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company records compensation expense over the requisite service period using the straight-line method.
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-valuation model. During the first nine months of 2007, 578,220 options were granted at an exercise price of $6.67 per share. The key input variables used in valuing these options under the Black-Scholes-Merton model were: risk-free interest rate based on three-year Treasury strips of 4.83%; dividend yield of zero; stock price volatility of 36.0% based on historical volatility of the common stock with consideration given to implied volatilities from traded options on the common stock; and expected option lives of three years based on historical stock option exercise data and future expectations. Also during the first nine months of 2007, the Company granted 891,460 shares of restricted stock at a weighted-average grant-date fair value of $6.89 per share.
Recent Accounting Pronouncements
     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. The Company analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adopting FIN 48, the Company recorded an increase to beginning retained earnings, as prescribed in this interpretation, in the amount of $1.2 million. This increase relates to net tax benefits for positions taken in the Company’s income tax returns that meet the recognition criteria in FIN 48. Prior to the adoption of FIN 48, these benefits were not recognized for financial statement purposes. The Company’s policy is to accrue interest and penalties associated with uncertain tax positions in income tax expense. At January 1, 2007, no interest and penalties were accrued in connection with uncertain tax positions. At September 30, 2007, there was $426,000 of interest and penalties accrued in connection with uncertain tax positions. The tax years that remain open to examination by the major taxing jurisdictions to

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
which the Company is subject range from 1996 to 2006. The Company has identified its major taxing jurisdictions as the United States, Texas and Louisiana.
     At the date of adoption, the Company had $1.4 million of unrecognized tax benefits, all of which would have an impact on the effective tax rate, net of federal tax benefits, if recognized. As of September 30, 2007, the Company had $2.0 million of unrecognized tax benefits, all of which would have an impact on the effective tax rate, net of federal tax benefits, if recognized.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements because the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact on the consolidated financial statements.
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
     The Company currently believes that it is more likely than not that future earnings and reversal of deferred tax liabilities will be sufficient to permit the Company to utilize its domestic deferred tax assets recorded at September 30, 2007.

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
     As of July 1, 2007 and through September 30, 2007, the 3.75% Notes were convertible into shares of common stock because one of the triggering events permitting note holders to convert their 3.75% Notes occurred during the second quarter of 2007. The triggering event was that the closing price per share of common stock exceeded 110% of the conversion price ($7.10 per share) of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days ended on June 30, 2007. As of September 30, 2007, none of the note holders exercised their right to convert the 3.75% Notes into shares of common stock.
     The price of common stock during the three months ended September 30, 2007 did not meet the criteria that would allow the 3.75% Notes to be converted into common stock during the fourth quarter of 2007.
Floating Rate Notes
     The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. The per annum interest rate will never be less than zero or more than

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
6.00%. For the three months ended September 30, 2007 and 2006, the interest rate on the Floating Rate Notes was 5.31% and 5.46%, respectively. The Floating Rate Notes mature on April 1, 2024 and are convertible into shares of common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share. The Floating Rate Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are not significant.
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
     As of July 1, 2007 and through September 30, 2007, the Floating Rate Notes were convertible into shares of common stock because one of the triggering events permitting note holders to convert their Floating Rate Notes occurred during the second quarter of 2007. The triggering event was that the closing price per share of common stock exceeded 120% of the conversion price ($7.81 per share) of the Floating Rate Notes for at least 20 trading days in the period of 30 consecutive trading days ended on June 30, 2007. As of September 30, 2007, none of the note holders exercised their right to convert the Floating Rate Notes into shares of common stock.
     The price of common stock during the three months ended September 30, 2007 did not meet the criteria that would allow the Floating Rate Notes to be converted into common stock during the fourth quarter of 2007.
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
     The CIT Facility allows the Company to repurchase shares of its common stock, pay dividends to its shareholders, and make prepayments on the Contingent Convertible Senior Notes. However, all of the following conditions must be met to enable the Company to make payments for any of the above-mentioned reasons: (i) payments may not exceed $150.0 million in the aggregate, (ii) no Default or Event of Default shall exist at the time of any such payments, (iii) at least $35.0 million of Availability (availability under the CIT Facility plus cash on hand) exists immediately after any such payments, and

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(iv) the Company must provide CIT Group/Business Credit, Inc. three Business Days prior written notice of any such payments. Capitalized terms used in the preceding sentence but not defined herein are defined in the CIT Facility.
     The Company currently has no outstanding balance under the CIT Facility and had $30.9 million of undrawn, standby letters of credit at September 30, 2007. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT Facility.
(5)	Segment Information
     Prior to the third quarter of 2007, the Company managed its business as one reportable segment. Although the Company provided onshore contract drilling services in several markets, these operations were aggregated into one reportable segment based on the similarity of economic characteristics among all markets, including the nature of the services provided and the type of customers of such services.
     During the third quarter of 2007, the Company began drilling operations in Mexico. The domestic and Mexican operations are considered separate segments as a result of differences in economic characteristics, separate regulatory environments, and different types of customers being served. Domestic operations were aggregated into one reportable segment based on the similarity of economic characteristics among all markets, including the nature of the services provided and the type of customers of such services. Intersegment revenue is eliminated in consolidation.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The following tables set forth certain financial information with respect to the Company’s reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue
United States	$220,713	$242,728	$690,062	$705,197
Mexico	3,286	—	3,470	—

Total revenue	$223,999	$242,728	$693,532	$705,197

Operating Income
United States	$56,473	$87,041	$215,233	$264,535
Mexico	(491)	—	(1,218)	—

Total operating income	$55,982	$87,041	$214,015	$264,535

	As of	As of
	September 30,	December 31,
	2007	2006
Assets
United States	$1,205,184	$1,086,984
Mexico	13,867	—

Total assets	$1,219,051	$1,086,984

(6)	Contingencies
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
     The 2003 Plan replaced the Company’s 1996 Employee Stock Option Plan (the “1996 Plan”) but all outstanding awards previously granted under the 1996 Plan will continue to be exercisable subject to the terms and conditions of such grants. The 1996 Plan allowed for grants of non-statutory options to purchase shares of common stock, but no further grants of common stock will be made under the 1996 Plan. The 2003 Plan reserves a maximum of 22.0 million shares of common stock underlying all equity-based awards, which includes an additional 5.0 million shares that were approved by shareholders in 2007

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
and is reduced by the number of shares subject to previous grants under the 1996 Plan. At September 30, 2007, there were 7.4 million shares of common stock available for grant under the 2003 Plan until March 2013. Prior to 2003, the Company also granted options under stock option agreements with its outside directors that are outside of the 1996 Plan and the 2003 Plan. At September 30, 2007, these individuals had options outstanding to purchase an aggregate of 700,500 shares of common stock.
     The exercise price of stock options approximates the fair market value of the stock at the time the option is granted. A portion of the outstanding options became exercisable upon issuance and the remaining become exercisable in varying increments over three to five year periods. The options expire on the tenth anniversary of the date of grant.
     As of September 30, 2007, the Company had 2.4 million shares of restricted stock outstanding under the 2003 Plan, which vest over periods of three to five years. Each share of restricted stock entitles the holder to one vote and the shares are only restricted due to time-related vesting conditions.
     As discussed in Note 2, the Company records expense for the value of stock options and restricted stock on a straight-line basis over the vesting period in accordance with SFAS No. 123(R).
(8)	Treasury Stock
     On May 25, 2006, the Company announced that its Board of Directors approved a plan authorizing the repurchase of up to $100.0 million shares of common stock in open market or in privately negotiated block-trade transactions. On September 25, 2007, the Company announced that its Board of Directors authorized a $50.0 million increase in the common stock repurchase program. The number of shares purchased and the timing of purchases is based on several factors, including the price of the common stock, general market conditions, available cash and alternate investment opportunities. The stock repurchase program is subject to termination prior to completion. As of September 30, 2007, the Company has repurchased 12.5 million shares at a total price of $86.4 million, inclusive of commissions, under this program. For the nine months ended September 30, 2007 the Company repurchased 3.2 million shares at a total price of $21.3 million under this program.
     The Company also had treasury shares that were acquired through the vesting of restricted stock. The Company’s employees elected to have shares withheld to cover required minimum payroll tax withholdings incurred when restricted stock vests. The number of shares withheld is based upon the market price of the common stock at the time of vesting. The Company then pays the taxes on the employees’ behalf and holds the shares withheld as treasury stock. For the nine months ended September 30, 2007, approximately 108,000 shares were acquired through such treasury share purchases.
(9)	Concentrations
     Substantially all of the Company’s contract drilling activities are conducted with independent and major oil and gas companies in the United States. Historically, the Company has not required collateral or other security to support the related receivables from such customers. However, the Company has required certain customers to deposit funds in escrow prior to the commencement of drilling. Actions typically taken by the Company in the event of nonpayment include filing a lien on the customer’s producing property and filing a lawsuit against the customer.
     For the three and nine months ended September 30, 2007 and 2006, there were no customers representing greater than 10% of the Company’s revenue.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(10)	Insurance Recoveries
     The Company maintains insurance coverage to protect against certain hazards inherent in contract drilling operations. During the first quarter of 2006, the Company experienced a fire on one of its 2,000 horsepower diesel electric rigs, which was drilling under a daywork contract in Louisiana. The fire resulted in a total loss of the rig and one of the Company’s top drives which was being used on this rig. The Company filed a claim with its insurance carriers to recoup this loss. The net book value of the rig and top drive was $6.9 million at the time of the loss. The Company recorded a gain of $4.2 million in the second quarter of 2006 resulting from the excess of the insurance proceeds over the net book value.
     In the third quarter of 2006, the Company encountered difficulties on a well being drilled under one of the turnkey contracts. The cost associated with the difficulties is covered by the Company’s insurance subject to a deductible of $1.4 million. The costs incurred through September 30, 2007 totaled approximately $8.7 million, of which $7.2 million is expected to be recovered through the Company’s insurance after satisfaction of the deductible. As of September 30, 2007, the Company has recorded a receivable of $2.7 million in connection with this claim.
     In the second quarter of 2007, the Company encountered difficulties on a well being drilled under one of the turnkey contracts. The cost associated with the difficulties is covered by the Company’s insurance, subject to a deductible of $375,000. The costs incurred through September 30, 2007 totaled approximately $2.5 million, of which $2.1 million is expected to be recovered through the Company’s insurance after satisfaction of the deductible. As of September 30, 2007, none of the $2.1 million was collected.
     The Company has a total insurance receivable of $4.8 million at September 30, 2007 for uncollected costs.
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
Overview
     We are a leading provider of contract oil and gas land drilling services in the United States. As of October 31, 2007, we had a fleet of 121 rigs. Our customers include independent producers and major oil and gas companies. We conduct our operations through our subsidiaries in what we believe to be the best natural gas producing regions in the United States.
     Our business is cyclical and our financial results depend upon several factors. These factors include the overall demand for land drilling services, the dayrates we receive for our services, the level of demand for turnkey services, our success drilling turnkey wells and the demand for deep versus shallow drilling services.
     We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Information on our website is not a part of this report. Our website address is www.gwdrilling.com.
New Rig Purchases and Reactivations
     In September 2007, we entered into three-year term contracts with two exploration and production companies to deploy two new 1,500 horsepower built-for-purpose rigs. With deliveries expected in the second and third quarters of 2008, these rigs are designed to drill multiple wells from the same location. The expected purchase price per rig is approximately $21.0 million, and these rigs will be deployed in the Rocky Mountain market. In July 2007, we purchased two 1,500 horsepower rigs from a privately owned exploration and production company. The cash purchase price for the two rigs, which were manufactured in 2006, was $28.0 million, or approximately 80% of the current cost to build comparable rigs. Concurrent with the purchase, we signed a term contract totaling 1,095 rig days for each of the rigs purchased to provide drilling services to the seller. We assumed operation of the rigs July 1, 2007 and they are operating in East Texas. Both of the rigs are 1,500 horsepower diesel electric SCR rigs capable of drilling up to 18,000 feet. Additionally, we recently constructed a 1,000 horsepower diesel electric SCR rig capable of drilling to 15,000 feet. The rig has been deployed under a two-year term contract and is currently working in the Rocky Mountain market. During 2006, we entered into agreements to purchase six new 1,500 horsepower rigs for a total of $91.6 million and as of October 31, 2007, all of these rigs are working. All eight of the recently purchased rigs, the rig recently constructed, the two built-for-purpose rigs expected to be deployed in 2008 and the 17 rig refurbishments completed over the last several years were supported by long-term contracts. The Company expects to recover substantially all of the cumulative cost of the capital expended for these rigs over the term of their long-term contracts.
     Also in September 2007, we announced that the component parts of three of our marketed rigs will be utilized as spare equipment. These rigs are low horsepower, mechanical rigs located in the Rocky Mountain market. With the addition of the rigs and the transfer of the three rigs to spare equipment, our fleet is expected to total 123 rigs by the end of the third quarter 2008.

Rig Activity
     The U.S. land rig count at October 26, 2007, per the Baker Hughes rotary rig count, was 1,680 rigs and has remained relatively stable over the past year at historically high levels. However, there is currently some excess capacity in the land drilling market with the addition of new rigs during the last year. Our average rigs working declined in the third quarter of 2007 because of this excess capacity of rigs in the market. We believe that we are partially protected from this decline by our significant long-term contract portfolio. For the week ended October 26, 2007, we had an average of 104 rigs working. The table below shows the average number of land rigs working in the United States according to the Baker Hughes rotary rig count and the average number of our rigs working.

Domestic	2005	2006					2007
Land Rig	Full					Full				10/1 -
Count	Year	Q-1	Q-2	Q-3	Q-4	Year	Q-1	Q-2	Q-3	10/31
Baker Hughes	1,263	1,417	1,512	1,603	1,609	1,535	1,626	1,653	1,691	1,685

Grey Wolf	102	109	108	107	110	108	110	104	104	103
Term Contracts
     We endeavor to enter into term contracts to provide drilling services on a daywork basis. Typically, the length of our term contracts ranges from six months to three years. They usually include a per rig day cancellation fee approximately equal to the dayrate under the contract less estimated contract drilling operating expenses for the unexpired term of the contract. In addition, we are able to pass any increases in labor costs on to our customers through our dayrates on all daywork contracts, including term contracts. We seek term contracts with our customers when we believe that those contracts may mitigate the financial impact to us of a potential decline in dayrates during the period in which the term contract is in effect. This provides greater stability to our business and allows us to plan and manage our business more efficiently. We also have used term contracts to contractually assure that we receive sufficient cash flow to recover substantially all of the costs of improvements we make to the rigs under the term contract, particularly when those improvements are requested by the customer.
     We signed three-year term contracts for each of the two rigs acquired in July 2007 from a customer, signed a two-year term contract for the rig recently constructed, and signed three-year term contracts for each of the two built-for-purpose rigs to be deployed in 2008.
     In the first quarter of 2007, we signed three-year term contracts with a major oilfield services company for two of our rigs to go to work in Mexico. This decision was made because it enabled us to enter into additional term contracts that provided us better returns than were otherwise available in our domestic markets at the time. These two rigs began drilling operations in Mexico in the third quarter of 2007. See footnote five in the Notes to Consolidated Financial Statements for information regarding segment reporting.
     At September 30, 2007, we had approximately 25,000 rig days contracted under term contracts, as compared with 31,100 rig days under term contract at September 30, 2006. Our rig days under contract at September 30, 2007 are approximately equivalent to an average of 58 rigs working under term contracts for the fourth quarter in 2007 and an average of 31 rigs working for 2008. These term contracts are expected to provide revenue of approximately $531.6 million in 2007 and $253.6 million in 2008. At October 31, 2007 we had 61 rigs working under term contracts, representing 50% of our total rig fleet.

Drilling and Contract Rates
     As a result of newly-built and refurbished rigs that have come to market, there is currently some excess capacity of land drilling rigs. Since the fourth quarter of 2006, we and many of our competitors have experienced rigs becoming idle because of this excess rig capacity. During the fourth quarter of 2006, spot market dayrates began weakening in connection with the excess supply of land drilling rigs with the most competitive pressure on smaller horsepower mechanical rigs. Additionally, since the second quarter of 2007, market forces have lead us to make concessions in contractual terms relating to amounts we seek to charge customers when moving rigs to their locations. While we have a significant number of existing term contracts at fixed dayrates that have buffered our exposure to the recent erosion in spot market dayrates and the effects of extra capacity, we expect to experience pressure on our overall dayrates in the fourth quarter of 2007 as some of our spot and term contracts come up for renewal at lower rates. As of October 31, 2007, our leading edge rates range from $14,000 to $22,000 per rig day, without fuel or top drives, compared to a range of $18,000 to $27,000 for the same time a year ago. Leading edge dayrates, although down from a year ago, have been relatively stable over the past several months. A rig day is defined as a twenty-four hour period in which a rig is under contract and should be earning revenue.
     In addition to our fleet of drilling rigs, we owned 29 top drives at October 31, 2007, for which our rates are up to $3,000 per rig day. Rates for our top drives are in addition to the above stated rates for our rigs.
Turnkey Contract Activity
     Turnkey work is an important part of our business and operating strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher revenues and earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) per rig day worked than under daywork contracts (see discussion under Reconciliation of Non-GAAP Financial Measures regarding the use of EBITDA and EBITDA per rig day). However, under turnkey contracts we are typically required to bear additional operating costs (such as drill bits) and risk (such as loss of hole) that would otherwise be assumed by the customer under daywork contracts. For the quarter ended September 30, 2007, our turnkey EBITDA was $12,133 per rig day, compared to daywork EBITDA of $8,379 per rig day, and our turnkey revenue per rig day was $54,925 compared to $20,311 per rig day for daywork. For the quarter ended September 30, 2007, turnkey work represented 9% of total days worked compared to 8% in the second quarter of 2007 and 9% in the third quarter of 2006. Turnkey EBITDA represented 12% of total company EBITDA in the third quarter of 2007, compared to 10% in the second quarter of 2007 and 11% in the third quarter 2006.
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
Financial Outlook
     Announcements of new rig orders in the U.S. market over the past several months have been for built-for-purpose rigs. We believe the vast majority of the new rigs will be delivered by the end of 2007. We also believe that the new rigs that have come into the market have generally displaced low-end equipment. The ability to provide equipment that addresses the challenges of deep, directional or multi-well site drilling is critical to meeting our customers’ needs in the most active domestic land drilling markets. Our fleet is well suited to these drilling opportunities given the recent acquisition of new rigs and substantial rig upgrades completed over the past three years.

     Oil and natural gas prices remain strong with the twelve-month strips at $89.09 per barrel and $8.41 per mmbtu at October 31, 2007, respectively. Natural gas decline rates are steeper than ever in the United States and Canada and we believe it will take more rigs running to meet the United States’ long-term natural gas requirements.
     In September 2007, the Board of Directors authorized a $50.0 million increase in our common stock repurchase program, bringing the total authorization to $150.0 million. We may from time to time make purchases of common stock in open market or in privately negotiated block-trade transactions. As of October 31, 2007, we have repurchased 13.6 million shares at a total cost of $93.1 million, exclusive of commissions, under the program. The number of shares to be purchased and the timing of purchases will be based on a number of factors: the price of the common stock, general market conditions, available cash and alternate investment opportunities. The stock repurchase program is subject to termination prior to completion.
     During the fourth quarter of 2007, we expect to average 97 to 100 rigs working, with 7 to 9 of these rigs performing turnkey services. In addition, we expect average daywork EBITDA per rig day to decrease by $600 to $800 in response to fewer rigs working and pricing pressure on contract renewals and mobilization recoveries. We also expect depreciation expense of approximately $26.7 million, interest expense of approximately $3.4 million and an effective tax rate of approximately 37% for the fourth quarter of 2007.
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
Impairment of Long-Lived Assets
     We assess the impairment of our long-lived assets under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such indicators include changes in our business plans, a change in the physical condition of a long-lived asset or the extent or manner in which it is being used, or a severe or sustained downturn in the oil and gas industry. If we determine that a triggering event, such as those described previously, has occurred, we perform a review of our rigs and rig equipment. Our review is performed by comparing the carrying value of each rig, plus the estimated cost to refurbish or reactivate (if any), to the estimated undiscounted future net cash flows for that rig. If the carrying value plus estimated refurbishment and reactivation cost of any rig is more than the estimated undiscounted future net cash flows expected to result from the use of the rig, a write-down of the rig to estimated fair market value must be made. The estimated fair market value is the amount at which an asset could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best estimate of fair market value; however, quoted market prices are generally not available. As a result, fair value must be determined based upon other valuation techniques. This could include appraisals or present value calculations. The calculation of undiscounted future net cash flows and fair market value is based on our estimates and projections.
     The demand for land drilling services is cyclical and has historically resulted in fluctuations in rig utilization. We believe the contract drilling industry will continue to be cyclical and rig utilization will continue to fluctuate. The likelihood of an asset impairment increases during extended periods of low rig utilization. During the third quarter of 2007, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable.
Goodwill
     During the second quarter of 2004, we completed the acquisition of New Patriot Drilling Corp., which was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.” In conjunction with the purchase price allocation for this acquisition, we recorded goodwill of $10.4 million.
     Goodwill represents the excess of costs over the fair value of assets of businesses acquired. None of the goodwill resulting from this acquisition is deductible for tax purposes. We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of this Statement. During the first nine months of 2007, no impairment of our goodwill was recorded.
Revenue Recognition
     Revenues are earned under daywork and turnkey contracts. Revenue from daywork contracts is recognized when it is realized or realizable and earned. On daywork contracts, revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. For certain contracts, we receive lump-sum fees for mobilization of equipment. Mobilization fees and the related costs are deferred and amortized over the contract term. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date compared to our estimate of the total contract costs. Under the percentage-of-completion method, we make estimates of the total contract costs to be incurred, and to the extent these estimates change, the amount of revenue recognized could be affected. The significance of the accrued turnkey revenue varies from period to period depending on the timing of our turnkey projects, the overall level of demand for our services and the portion of that demand that is for turnkey services. At September 30, 2007, there were seven turnkey wells in progress versus ten wells at September 30, 2006, with accrued revenue of $10.6 million and $15.3 million, respectively at such dates. Anticipated losses, if any, on uncompleted contracts are recorded at the time our estimated costs exceed the contract revenue.

Insurance Accruals
     We maintain insurance coverage related to workers’ compensation and general liability claims up to $1.0 million per occurrence with an aggregate of $2.0 million for general liability claims. These policies include deductibles of $500,000 per occurrence for workers’ compensation coverage and $250,000 per occurrence for general liability coverage. If losses should exceed the workers’ compensation and general liability policy amounts, we have excess liability coverage up to a maximum of $100.0 million. At September 30, 2007 and December 31, 2006, we had $18.8 million and $16.5 million, respectively, accrued for losses incurred within the deductible amounts for workers’ compensation and general liability claims and for uninsured claims. These amounts are included in current accrued workers’ compensation and other long-term liabilities on the balance sheet.
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
Income Taxes
     We are subject to income and other similar taxes in all areas in which we operate. When recording income tax expense, certain estimates are required because: (a) income tax returns are generally filed months after the close of our annual accounting period; (b) tax returns are subject to audit by taxing authorities and audits can often take years to complete and settle; and (c) future events often impact the timing of when we recognize income tax expenses and benefits. We have deferred tax assets mostly relating to workers’ compensation liabilities and stock-based compensation awards. We routinely evaluate all deferred tax assets to determine the likelihood of their realization.
     We adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. We analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adopting FIN 48, we recorded an increase to beginning retained earnings, as prescribed in this interpretation, in the amount of $1.2 million. This increase relates to net tax benefits for positions taken in our income tax returns that meet the recognition criteria in FIN 48. Prior to the adoption of FIN 48, these benefits were not recognized for financial statement purposes. Our policy is to accrue interest and penalties associated with uncertain tax positions in income tax expense. At January 1, 2007, no interest and penalties were accrued in connection with uncertain tax positions. At September 30, 2007, there was $426,000 of interest and penalties accrued in connection with uncertain tax positions. The tax years that remain open to examination by the major taxing jurisdictions to which we are subject range from 1996 to 2006. We have identified our major taxing jurisdictions as the United States, Texas and Louisiana.
     At the date of adoption, we had $1.4 million of unrecognized tax benefits, all of which would have an impact on the effective tax rate, net of federal tax benefits, if recognized. As of September 30, 2007, we had $2.0 million of unrecognized tax benefits, all of which would have an impact on the effective tax rate, net of federal tax benefits, if recognized.

Financial Condition and Liquidity
The following table summarizes our financial condition as of September 30, 2007 and December 31, 2006.

	September 30, 2007		December 31, 2006
	(Unaudited)
	(Dollars in thousands)
	Amount	%	Amount	%
Working capital	$336,179	31	$304,764	32
Property and equipment, net	738,518	67	608,136	65
Goodwill	10,377	1	10,377	1
Other noncurrent assets, net	11,494	1	16,625	2

Total	$1,096,568	100	$939,902	100

Long-term debt	$275,000	25	$275,000	29
Other long-term liabilities	164,048	15	131,108	14
Shareholders’ equity	657,520	60	533,794	57

Total	$1,096,568	100	$939,902	100

Significant Changes in Financial Condition
     The significant changes in our financial condition from December 31, 2006 to September 30, 2007 are an increase in working capital of $31.4 million, an increase in net property and equipment of $130.4 million, a decrease in net other noncurrent assets of $5.1 million, an increase in other long-term liabilities of $32.9 million, and an increase in shareholders’ equity of $123.7 million.
     The increase in working capital is primarily the result of higher balances in cash and cash equivalents and decreases in trade accounts payable and current income taxes payable partially offset by a decrease in accounts receivable. The increase in cash and cash equivalents is due primarily to net income and the timing of accounts receivable collections. The decrease in accounts payable is primarily due to the timing of capital expenditures. The decrease in current income taxes payable is due primarily to the adoption of FIN 48 during the first quarter of 2007.
     The increase in net property and equipment is due to capital expenditures made during 2007. Capital expenditures of $190.1 million in 2007 include costs to purchase four new 1,500 horsepower rigs, the purchase of two 1,500 horsepower rigs from a customer, the construction of a 1,000 horsepower rig, drill pipe purchases, betterments and improvements to our rigs, the purchase of top drives, and other capital items. Net other noncurrent assets decreased due primarily to the movement of cash deposits in connection with the delivery of four new rigs to property and equipment at the time of delivery being partially offset by a deposit made on one of the new built-for-purpose rigs. The increase in other long-term liabilities is primarily the result of higher deferred tax liabilities. Deferred tax liabilities are higher due to an increase in temporary book-to-tax differences as a result of our high levels of capital expenditures since the beginning of 2005 as well as to temporary book-to-tax differences related to interest deductions. The increase in shareholders’ equity is primarily due to net income for the period partially offset by repurchases of our common stock.

Long-Term Debt
     Our $275.0 million of long-term debt consists of $150.0 million of 3.75% Contingent Convertible Senior Notes due 2023 (the “3.75% Notes”) and $125.0 million of Floating Rate Contingent Convertible Senior Notes due 2024 (the “Floating Rate Notes”). Our subsidiary, Grey Wolf Drilling Company L.P., has a $100.0 million credit facility with the CIT Group/Business Credit, Inc. (the “CIT Facility”) which expires on December 31, 2008.
3.75% Notes
     The $150.0 million aggregate principal amount of the 3.75% Notes bear interest at 3.75% per annum and mature on May 7, 2023. The 3.75% Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.45 per share. We will be required to pay contingent interest at a rate equal to 0.50% per annum commencing May 7, 2008, upon the occurrence of certain events. The 3.75% Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are not significant.
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
     As of July 1, 2007 and through September 30, 2007, the 3.75% Notes were convertible into shares of common stock because one of the triggering events permitting note holders to convert their 3.75% Notes occurred during the second quarter of 2007. The triggering event was that the closing price per share of our common stock exceeded 110% of the conversion price ($7.10 per share) of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days ended on June 30, 2007. As of September 30, 2007, none of the note holders exercised their right to convert the 3.75% Notes into shares of common stock.
     The price of our common stock during the three months ended September 30, 2007 did not meet the criteria that would allow the 3.75% Notes to be converted into common stock during the fourth quarter of 2007.
Floating Rate Notes
     The $125.0 million aggregate principal amount of the Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05% but will never be less than zero or more than 6.00%. For the three months ended September 30, 2007 and 2006, the interest rate on the Floating Rate Notes was 5.31% and 5.46%, respectively. For the fourth quarter of 2007, the interest rate has been set at 5.18%. These notes mature on April 1, 2024. The Floating Rate Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share. The Floating Rate Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are not significant.
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
     As of July 1, 2007 and through September 30, 2007, the Floating Rate Notes were convertible into shares of common stock because one of the triggering events permitting note holders to convert their Floating Rate Notes occurred during the second quarter of 2007. The triggering event was that the closing price per share of our common stock exceeded 120% of the conversion price ($7.81 per share) of the Floating Rate Notes for at least 20 trading days in the period of 30 consecutive trading days ended on June 30, 2007. As of September 30, 2007, none of the note holders exercised their right to convert the Floating Rate Notes into shares of common stock.
     The price of our common stock during the three months ended September 30, 2007 did not meet the criteria that would allow the Floating Rate Notes to be converted into common stock during the fourth quarter of 2007.
CIT Facility
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
     As of the date of this report, we did not have an outstanding balance under the CIT Facility and had $30.9 million of undrawn standby letters of credit. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT Facility.

Cash Flow
     The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
	(Unaudited)
Net cash provided by (used in):
Operating activities	$235,680	$232,796
Investing activities	(191,838)	(117,434)
Financing activities	(18,466)	(45,658)

Net increase in cash	$25,376	$69,704

     Our cash flows from operating activities are affected by a number of factors including the number of rigs working under contract, whether the contracts are daywork or turnkey, and the rate received for these services. Our cash flow from operating activities provided $235.7 million and $232.8 million during the first nine months of 2007 and 2006, respectively. Cash flow from operating activities for the nine months ended September 30, 2007 were comparable to the nine months ended September 30, 2006 as the lower net income in 2007 was offset by the 2006 gain from sale of assets, the 2006 gain from insurance proceeds and higher depreciation expense in 2007.
     Cash flow used in investing activities for the nine months ended September 30, 2007 consisted primarily of $190.1 million of capital expenditures. Capital expenditures for 2007 include costs to purchase four new 1,500 horsepower rigs, the purchase of two 1,500 horsepower rigs from a customer, and the construction of a 1,000 horsepower rig. Cash flow used in investing activities for the nine months ended September 30, 2006 consisted of $132.1 million of capital expenditures and $16.0 million in deposits for new rig purchases partially offset by $19.6 million in proceeds from the sale of property and equipment, and $11.1 million in proceeds from an insurance claim on the loss of one rig and top drive. Capital expenditures for 2006 include costs for the reactivation of five rigs held for refurbishment. The $19.6 million in proceeds from the sale of property and equipment was primarily the result of the sale of five of our rigs previously available for refurbishment in the first quarter of 2006. Capital expenditures in 2007 and 2006 also included betterments and improvements to our rigs, the acquisition of drill pipe and collars, the purchase of top drives and other capital items.
     Cash flow used in financing activities for the nine months ended September 30, 2007 consisted primarily of $22.0 million in treasury stock purchases compared to $49.2 million in treasury stock purchases for the nine months ended September 30, 2006.
Projected Cash Sources and Uses
     We expect to use cash generated from operations to cover cash requirements, including debt service on the 3.75% Notes and Floating Rate Notes, capital expenditures in 2007, tax payments, and common stock repurchases. We will make quarterly interest payments on the Floating Rate Notes on January 1, April 1, July 1 and October 1 of each year and semi-annual interest payments of $2.8 million on the 3.75% Notes on May 7 and November 7 of each year as long as those notes are outstanding. To the extent that we are unable to generate sufficient cash from operations, we would be required to use cash on hand or draw on our CIT Facility. In addition, under our previously announced share repurchase program, we may use cash on hand to repurchase $56.9 million in common stock as of October 31, 2007, representing the remaining amount approved under the plan.

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

Reconciliation of Non-GAAP Financial Measures
     In the following discussion of the results of our operations and elsewhere in this filing, we use EBITDA and EBITDA per rig day. EBITDA and EBITDA per rig day are non-GAAP financial measures under the rules and regulations of the SEC. We believe that our disclosure of EBITDA and EBITDA per rig day as a measure of our operating performance allows investors to make a direct comparison between us and our competitors, without regard to differences in capital structure or to differences in the cost basis of our rigs and those of our competitors. Investors should be aware, however, that there are limitations inherent in using these performance measures as a measure of overall company profitability because they exclude significant expense items such as depreciation expense and interest expense. An improving trend in EBITDA or EBITDA per rig day may not be indicative of an improvement in our overall profitability. To compensate for the limitations in utilizing EBITDA and EBITDA per rig day as operating measures, our management also uses GAAP measures of performance including operating income and net income to evaluate performance but only with respect to the company as a whole and not on a per rig basis. In accordance with SEC rules, we have included below a reconciliation of EBITDA to net income, which is the nearest comparable GAAP financial measure.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in thousands)
		(Unaudited)
Earnings before interest expense, taxes, depreciation and amortization	$83,671	$108,940	$292,267	$326,962
Depreciation and amortization	(24,355)	(18,700)	(68,166)	(54,047)
Interest expense	(3,521)	(3,514)	(10,451)	(10,150)
Total income tax expense	(20,207)	(31,464)	(77,776)	(95,339)

Net income applicable to common shares	$35,588	$55,262	$135,874	$167,426

Comparison of the Three Months Ended September 30, 2007 and 2006
     The following table highlights rig days worked, contract drilling revenues, and EBITDA for our daywork and turnkey operations for the three months ended September 30, 2007 and 2006.

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations	Total	Operations	Operations	Total
		(Dollars in thousands except averages per rig day worked)
			(Unaudited)
Rig days worked	8,784	830	9,614	8,933	929	9,862

Contract drilling revenues	$178,411	$45,588	$223,999	$192,445	$50,283	$242,728
Drilling operations expenses	(101,634)	(35,313)	(136,947)	(93,924)	(37,653)	(131,577)
General and administrative expenses	(6,256)	(501)	(6,757)	(5,688)	(561)	(6,249)
Interest income	3,043	291	3,334	2,899	300	3,199
Gain on sale of assets	37	5	42	763	76	839

EBITDA	$73,601	$10,070	$83,671	$96,495	$12,445	$108,940

Average per rig day worked:
Contract drilling revenues	$20,311	$54,925	$23,299	$21,543	$54,126	$24,612
EBITDA	$8,379	$12,133	$8,703	$10,802	$13,396	$11,046
     Our EBITDA decreased by $25.3 million, or 23%, to $83.7 million for the quarter ended September 30, 2007 compared with the same period in 2006. The decrease resulted from a $22.9 million decrease in EBITDA from daywork operations and a $2.4 million decrease in EBITDA from turnkey operations. On a per rig day basis, our EBITDA decreased by $2,343 per rig day, or 21%, to $8,703 in the third quarter of 2007 from $11,046 for the same period in 2006. This decrease included a $2,423 per rig day decrease from daywork operations and a $1,263 per rig day decrease from turnkey operations. Total general and administrative expenses increased by $508,000 due primarily to higher costs for stock-based compensation. Total interest income increased by $135,000 due to higher cash balances during the third quarter of 2007 compared with the same period in 2006.
Daywork Operations
     The decrease in daywork EBITDA discussed above was due primarily to lower dayrates, decreased rig activity and higher expenses in the third quarter of 2007 versus the same period in 2006. Contract drilling revenue per rig day decreased $1,232, or 6% due to declining dayrates. Expenses increased overall due to several factors, including higher maintenance and repair costs and higher labor-related costs.
Turnkey Operations
     Turnkey EBITDA was lower in the third quarter of 2007 primarily due to a decrease in rig days worked on turnkey contracts. Rig days worked decreased by 99 days, or 11% for the three months ended September 30, 2007 compared to the same period in 2006. Also, differences in the complexity and success of the wells drilled are a contributing factor to EBITDA and EBITDA per rig day fluctuations. During the third quarter of 2007, we encountered difficulties on one turnkey contract, generating a loss, which contributed to the lower EBITDA when compared to the third quarter of 2006.

Other
     Depreciation and amortization expense increased by $5.7 million, or 30%, to $24.4 million for the three months ended September 30, 2007, compared to the same period in 2006. The increase in depreciation and amortization expense was due to capital expenditures made during 2006 and 2007, including the cost to purchase and construct new rigs.
     Our income tax expense decreased by $11.3 million to $20.2 million for the three months ended September 30, 2007 compared to the same period in 2006. The decrease is primarily due to the lower level of income for the third quarter of 2007.
Comparison of the Nine Months Ended September 30, 2007 and 2006
     The following tables highlight rig days worked, contract drilling revenue and EBITDA for our daywork and turnkey operations for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations	Total	Operations	Operations	Total
		(Dollars in thousands except averages per rig day worked)
			(Unaudited)
Rig days worked	26,802	2,210	29,012	26,319	3,129	29,448

Contract drilling revenues	$572,000	$121,532	$693,532	$535,065	$170,132	$705,197
Drilling operations expenses	(302,259)	(87,948)	(390,207)	(268,340)	(115,382)	(383,722)
General and administrative expenses	(19,873)	(1,442)	(21,315)	(15,642)	(1,786)	(17,428)
Interest income	9,307	779	10,086	7,495	885	8,380
Gain on sale of assets	147	24	171	9,250	1,126	10,376
Gain on insurance proceeds	—	—	—	3,675	484	4,159

EBITDA	$259,322	$32,945	$292,267	$271,503	$55,459	$326,962

Average per rig day worked:
Contract drilling revenues	$21,342	$54,992	$23,905	$20,330	$54,373	$23,947
EBITDA	$9,675	$14,907	$10,074	$10,316	$17,724	$11,103
     Our EBITDA decreased by $34.7 million, or 11%, to $292.3 million for the nine months ended September 30, 2007 compared to the same period in 2006. The decrease resulted from a $22.5 million decrease in EBITDA from turnkey operations and a $12.2 million decrease in EBITDA from daywork operations. On a per rig day basis, our total EBITDA decreased by $1,029 per rig day, or 9% to $10,074 for the first nine months of 2007 from $11,103 for the same period in 2006. This decrease included a $2,817 per rig day decrease from turnkey operations and a $641 per rig day decrease from daywork operations. Total general and administrative expenses increased by $3.9 million due primarily to higher costs for stock-based compensation, higher professional fees, and higher payroll costs. Total interest income increased by $1.7 million due primarily to higher cash balances during the first nine months of 2007 compared with the same period in 2006. The gain on sale of assets of $10.4 million in 2006 relates to the sale of five rigs in January 2006. The gain on insurance proceeds of $4.2 million in 2006 relates to the proceeds received from the loss of one of our rigs and top drives.

Daywork Operations
     Despite an increase of 483 rig days worked on daywork contacts in the first nine months of 2007 when compared with the same period of 2006, daywork EBITDA decreased by $12.2 million. The 2006 daywork EBITDA included a $9.3 million gain on sale of assets and a $3.7 million gain on insurance proceeds. Contract drilling revenue per rig day increased $1,012, or 5%, including the effect of a wage increase effective May 1, 2006 which was passed on to our customers in the form of higher dayrates. Expenses increased overall, and on a per rig day basis, due to several factors, including higher maintenance and repair costs and higher labor costs.
Turnkey Operations
     Turnkey EBITDA was lower for the nine months ended September 30, 2007 due to a decrease in rig days worked and higher costs on turnkey contracts. Rig days worked decreased by 919 days, or 29% for the nine months ended September 30, 2007 compared to the same period in 2006. Also, differences in the complexity and success of the wells drilled between the two periods contributed to the decreased EBITDA and EBITDA per rig day. During the nine months ended September 30, 2007, we encountered difficulties on two turnkey contracts, generating losses, which contributed to the lower EBITDA when compared to the same period in 2006.
Other
     Depreciation and amortization expense increased by $14.1 million, or 26%, to $68.2 million for the nine months ended September 30, 2007 compared to the same period in 2006. Depreciation and amortization expense is higher due to capital expenditures made during 2006 and 2007, including the cost to purchase and construct new rigs.
     Interest expense increased by $301,000, or 3%, to $10.5 million for the nine months ended September 30, 2007 from $10.2 million for the same period in 2006. This increase is due primarily to a slightly higher average interest rate on our Floating Rate Notes during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. There was no change in our debt balance during the nine months ended September 30, 2007.
     Our income taxes decreased by $17.6 million to $77.8 million for the nine months ended September 30, 2007 compared to the same period in 2006. The decrease is primarily due to the lower level of income.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the Floating Rate Notes and the CIT Facility. The Floating Rate Notes bear interest at a per annum rate which is equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. We had $125.0 million of the Floating Rate Notes outstanding at September 30, 2007. A 1% change in the interest rate on the Floating Rate Notes would change our interest expense by $1.3 million on an annual basis. However, the annual interest on the Floating Rate Notes will never be below zero or more than 6.00%, which could yield interest expense ranging from zero to $7.5 million on an annual basis. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. We have no outstanding balance under the CIT Facility at October 31, 2007 and as such have no exposure under this facility to a change in interest rates.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, under the supervision, and with participation, of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information relating to Grey Wolf’s repurchase of common shares during the nine months ended September 30, 2007 (in thousands, except average price paid per share):

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased(1)	per Share	Program	Program(2)
January 1, 2007 to January 31, 2007	1,219	$6.59	1,219	$27,161
February 1, 2007 to February 28, 2007	97	$6.62	—	$27,161
March 1, 2007 to March 31, 2007	426	$6.51	425	$24,408
April 1, 2007 to April 30, 2007	3	$6.87	—	$24,408
May 1, 2007 to May 31, 2007	4	$7.93	—	$24,408
June 1, 2007 to June 30, 2007	—	$—	—	$24,408
July 1, 2007 to July 31, 2007	—	$8.07	—	$24,408
August 1, 2007 to August 31, 2007	1,517	$6.68	1,514	$14,290
September 1, 2007 to September 30, 2007	54	$6.49	54	$63,939

(1)	Our employees elected to have shares of stock withheld to cover payroll taxes when shares of restricted stock vest. We then pay the taxes on their behalf and hold the shares withheld as treasury stock. We had approximately 108,000 of such treasury share purchases during the nine months ended September 30, 2007. These share repurchases are not covered under a publicly announced program.

(2)	On May 25, 2006, the Company announced that its Board of Directors approved a plan authorizing the repurchase of up to $100.0 million of Grey Wolf common stock in open market or in privately negotiated block-trade transactions. On September 25, 2007, the Company announced that its Board of Directors authorized a $50.0 million increase in the Company’s common stock repurchase program for a total of $150.0 million. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of the common stock, general market conditions, available cash and alternate investment opportunities. The stock repurchase program is subject to termination prior to completion.
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

Item 5. Other Information
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:
•	business strategy;

•	demand for our services;

•	spending by our customers;

•	projected rig activity;

•	increases in rig supply and its effects on us;

•	projected dayrates;

•	projected interest expense;

•	projected tax rate;

•	rigs expected to be engaged in turnkey operations;

•	cost of building new rigs, delivery times and deployment destinations of these rigs;

•	the ability to recover the purchase price of rigs from term contracts;

•	the availability and financial terms of term contracts;

•	wage rates and retention of employees;

•	sufficiency of our capital resources and liquidity;

•	projected depreciation and capital expenditures;

•	future common stock repurchases by us; and

•	projected sources and uses of cash.
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

GREY WOLF, INC.
Date: November 5, 2007	By:	/s/ David W. Wehlmann
David W. Wehlmann
Executive Vice President and Chief Financial Officer

Date: November 5, 2007	By:	/s/ Kent D. Cauley
Kent D. Cauley
Vice President and Controller

EXHIBIT INDEX

Exhibits	DESCRIPTION OF EXHIBITS

3.1	Articles of Incorporation of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed May 21, 2007).

3.2	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

4.1	Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.2	Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.3	Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.4	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes Due 2024 between the Company, the Guarantors, and J.P. Morgan Chase Bank, a New York banking corporation, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q dated May 5, 2004).

4.5	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

4.6	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JP Morgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2004).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

**32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

*	Filed herewith

**	Furnished, not filed, in accordance with Item 601(b)(32) of Regulation S-K.