Form 10-Q
period 2008-03-31
GREY WOLF INC
filed 2008-05-06
CIK 320186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Yes ☑ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
          The number of shares of the registrant’s common stock, par value $0.10 per share, outstanding at April 30, 2008, was 178,840,384.

GREY WOLF, INC. AND SUBSIDIARIES

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$286,569	$247,701
Restricted cash	847	847
Accounts receivable, net of allowance of $3,104 at March 31, 2008 and $3,169 at December 31, 2007	168,804	176,466
Prepaids and other current assets	10,856	13,337
Deferred tax assets	5,351	5,145

Total current assets	472,427	443,496
Property and equipment:
Land, buildings and improvements	8,784	8,534
Drilling equipment	1,375,648	1,331,401
Furniture and fixtures	5,656	5,397

Total property and equipment	1,390,088	1,345,332
Less: accumulated depreciation	(634,616)	(607,388)

Net property and equipment	755,472	737,944

Goodwill	10,377	10,377
Other noncurrent assets, net	21,431	16,153

	$1,259,707	$1,207,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$65,242	$52,557
Accrued workers’ compensation	6,455	7,608
Payroll and related employee costs	10,841	15,439
Accrued interest payable	3,801	2,553
Current income taxes payable	22,895	14,705
Other accrued liabilities	11,137	11,830

Total current liabilities	120,371	104,692

Contingent convertible senior notes	275,000	275,000
Other long-term liabilities	17,064	18,126
Deferred income taxes	157,153	150,643

Commitments and contingent liabilities	—	—

Shareholders’ equity:
Series B Junior Participating Preferred stock; $1 par value; 250,000 shares authorized; none outstanding	—	—
Common stock; $0.10 par value; shares authorized: 500,000,000; shares issued: 198,156,102 at March 31, 2008 and 197,045,996 at December 31, 2007; shares outstanding: 178,853,761 at March 31, 2008 and 178,345,603 at December 31, 2007	19,815	19,704
Additional paid-in capital	396,461	393,894
Treasury stock, at cost: 19,302,341 shares at March 31, 2008 and 18,700,393 shares at December 31, 2007	(124,487)	(121,096)
Retained earnings	398,330	367,007

Total shareholders’ equity	690,119	659,509

	$1,259,707	$1,207,970

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Contract drilling revenue	$201,522	$242,013

Costs and expenses:
Drilling operations	113,508	120,953
Depreciation and amortization	27,759	21,414
General and administrative	8,612	7,399
(Gain) loss on sale of assets	38	(53)

Total costs and expenses	149,917	149,713

Operating income	51,605	92,300

Other income (expense):
Interest income	2,487	3,159
Interest expense	(3,337)	(3,492)

Other expense, net	(850)	(333)

Income before income taxes	50,755	91,967

Income tax expense:
Current	13,128	26,980
Deferred	6,304	6,409

Total income tax expense	19,432	33,389

Net income	$31,323	$58,578

Net income per common share (Note 2):
Basic	$0.18	$0.32

Diluted	$0.15	$0.27

Weighted average common shares outstanding:
Basic	175,771	183,023

Diluted	219,332	226,577

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands)

	Common Stock		Additional	Treasury Stock
	Number of	Amount,	Paid-in	Number of	Amount,	Retained
	Shares	at $0.10 par value	Capital	Shares	at cost	Earnings	Total
Balance, December 31, 2006	185,936	$19,523	$383,482	9,292	$(65,119)	$195,908	$533,794

Adjustment for the adoption of FASB Interpretation No. (FIN) 48	—	—	—	—	—	1,207	1,207

Exercise of stock options	802	80	2,785	—	—	—	2,865

Tax effect of share-based payments	—	—	749	—	—	—	749

Issuance of restricted stock, net of forfeitures	1,016	101	(101)	—	—	—	—

Stock-based compensation expense	—	—	6,979	—	—	—	6,979

Purchase of treasury stock	(9,408)	—	—	9,408	(55,977)	—	(55,977)

Comprehensive net income	—	—	—	—	—	169,892	169,892

Balance, December 31, 2007	178,346	19,704	393,894	18,700	(121,096)	367,007	659,509

Exercise of stock options	16	2	67	—	—	—	69

Tax effect of share-based payments	—	—	(208)	—	—	—	(208)

Issuance of restricted stock, net of forfeitures	1,094	109	(109)	—	—	—	—

Stock-based compensation expense	—	—	2,817	—	—	—	2,817

Purchase of treasury stock	(602)	—	—	602	(3,391)	—	(3,391)

Comprehensive net income	—	—	—	—	—	31,323	31,323

Balance, March 31, 2008 (unaudited)	178,854	$19,815	$396,461	19,302	$(124,487)	$398,330	$690,119

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$31,323	$58,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,759	21,414
Deferred income taxes	6,304	6,409
(Gain) loss on sale of assets	38	(53)
Stock-based compensation expense	2,817	1,532
Excess tax benefit of stock option exercises and vested restricted stock	(18)	(45)
Net effect of changes in assets and liabilities related to operating accounts	25,116	33,356

Cash provided by operating activities	93,339	121,191

Cash flows from investing activities:
Property and equipment additions	(46,117)	(67,377)
Deposits for new rig purchases	(5,842)	—
Proceeds from sale of property and equipment	792	1,337

Cash used in investing activities	(51,167)	(66,040)

Cash flows from financing activities:
Proceeds from exercise of stock options	69	176
Excess tax benefit of stock option exercises and vested restricted stock	18	45
Purchase of treasury stock	(3,391)	(11,446)

Cash used in financing activities	(3,304)	(11,225)

Net increase in cash and cash equivalents	38,868	43,926
Cash and cash equivalents, beginning of period	247,701	229,773

Cash and cash equivalents, end of period	$286,569	$273,699

Supplemental cash flow disclosure:
Cash paid for interest	$1,876	$1,874

Cash paid for taxes	$5,814	$1,320

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
          The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2008 and the results of operations and cash flows for the periods indicated. All intercompany transactions have been eliminated. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements in accordance with U.S. GAAP have been omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
(2) Significant Accounting Policies
Earnings Per Share
          Basic earnings per share (“EPS”) is based on the weighted average number of shares of common stock outstanding during the applicable period and excludes shares of restricted stock that have not vested. The computation of diluted earnings per share is based on the weighted average number of shares of common stock outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock and shares issuable upon conversion of the Floating Rate Contingent Convertible Senior Notes due 2024 (the “Floating Rate Notes”) and the 3.75% Contingent Convertible Senior Notes due 2023 (the “3.75% Notes” and together with the Floating Rate Notes, referred to as the “Contingent Convertible Senior Notes”).
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
          The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income	$31,323	$58,578

Add interest expense on contingent convertible senior notes, net of related tax effects	1,887	2,074

Adjusted net income–diluted	$33,210	$60,652

Denominator:
Weighted average common shares outstanding–basic	175,771	183,023

Effect of dilutive securities
Options–treasury stock method	476	691
Restricted stock–treasury stock method	628	406
Contingent convertible senior notes	42,457	42,457

Weighted average common shares outstanding–diluted	219,332	226,577

Earnings per common share:
Basic	$0.18	$0.32

Diluted	$0.15	$0.27

A summary of securities excluded from the computation of basic and diluted earnings per share is presented below for the applicable periods (in thousands):

Basic earnings per share:
Unvested restricted stock	2,902	2,148

Diluted earnings per share:
Anti-dilutive stock options	1,881	1,275
Anti-dilutive restricted stock	396	—

Total anti-dilutive securities excluded from the computation of diluted earnings per share	2,277	1,275

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Share-Based Payment Arrangements
          At March 31, 2008, the Company had stock-based compensation plans with amounts outstanding to employees and directors, which are more fully described in Note 7. The Company records compensation expense over the requisite service period using the straight-line method as provided in SFAS No. 123(R), “Share-Based Payment.”
          The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-valuation model. During the first three months of 2008, 885,590 options were granted at an exercise price of $6.43 per share. The key input variables used in valuing these options under the Black-Scholes-Merton model were: risk-free interest rate based on three-year Treasury strips of 2.25%; dividend yield of zero; stock price volatility of 34.0% based on historical volatility of the common stock with consideration given to implied volatilities from traded options on the common stock; and expected option lives of three years based on historical stock option exercise data and future expectations. Also during the first three months of 2008, the Company granted 1,093,680 shares of restricted stock at a weighted-average grant-date fair value of $6.44 per share.
Recent Accounting Pronouncements
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
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted this standard and it did not have a material impact on the consolidated financial statements for the three months ended March 31, 2008.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
beginning after November 15, 2007 and interim periods within those fiscal years. In November 2007, the FASB deferred for one year the application of the fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company has adopted the provisions of SFAS No. 157 related to financial assets and liabilities. The adoption did not have a material impact on the consolidated financial statements for the three months ended March 31, 2008. Beginning January 1, 2009, the Company will adopt the provisions for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which management does not expect to have a material impact on the consolidated financial statements.
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
          The Company currently believes that it is more likely than not that future earnings and reversal of deferred tax liabilities will be sufficient to permit the Company to utilize its domestic deferred tax assets recorded at March 31, 2008. The Company has $5.0 million of net operating losses (“NOL’s”) related to its Mexico operations. These NOL’s are not expected to be realized due to the level of future taxable income, and as such a valuation allowance has been applied to the full amount of NOL’s.
          The Company follows the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” As of March 31, 2008, there were $1.6 million of unrecognized tax benefits, all of which could have an impact on the effective tax rate, net of federal tax benefits, if recognized. The Company’s policy is to accrue interest and penalties associated with uncertain tax positions in income tax expense. At March 31, 2008, there was $410,000 of interest and penalties accrued in connection with uncertain tax positions. The tax years that remain open to examination by the major taxing jurisdictions to which the Company is subject range from 1996 to 2007. The Company’s major taxing jurisdictions have been identified as the United States, and the states of Texas and Louisiana.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(4) Long-Term Debt
          Long-term debt consists of the following (amounts in thousands):

	March 31,	December 31,
	2008	2007
3.75% Contingent Convertible
Senior Notes due May 2023	$150,000	$150,000
Floating Rate Contingent Convertible
Senior Notes due April 2024	125,000	125,000

	275,000	275,000

Less current maturities	—	—

Long-term debt	$275,000	$275,000

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
          The 3.75% Notes did not meet the criteria for conversion into common stock at any time during the three months ended March 31, 2008.
Floating Rate Notes
          The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. The per annum interest rate will never be less than zero or more than 6.00%. For the three months ended March 31, 2008 and 2007, the interest rate on the Floating Rate Notes was 4.68% and 5.31%, respectively. The Floating Rate Notes mature on April 1, 2024 and are convertible into shares of common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share. The Floating Rate Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are not significant.
          The Company may redeem some or all of the Floating Rate Notes at any time on or after April 1, 2014, at a redemption price equal to 100% of the principal amount of the Floating Rate Notes, plus

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
          The Floating Rate Notes did not meet the criteria for conversion into common stock at any time during the three months ended March 31, 2008.
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
          The Company currently has no outstanding balance under the CIT Facility and had $30.9 million of undrawn, standby letters of credit at March 31, 2008. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT Facility.
(5) Segment Information
          The Company manages its business through two reportable segments. The domestic and Mexican operations are considered separate segments as a result of differences in economic characteristics, separate regulatory environments, and different types of customers being served. Domestic operations were aggregated into one reportable segment based on the similarity of economic characteristics among all markets, including the nature of the services provided and the type of customers of such services. Intersegment revenue is eliminated in consolidation.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
          The following tables set forth certain financial information with respect to the Company’s reportable segments (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenue
United States	$195,601	$242,013
Mexico	5,921	—

Total revenue	$201,522	$242,013

Operating Income
United States	$50,019	$92,300
Mexico	1,586	—

Total operating income	$51,605	$92,300

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
          The 2003 Plan replaced the Company’s 1996 Employee Stock Option Plan (the “1996 Plan”) but all outstanding awards previously granted under the 1996 Plan will continue to be exercisable subject to the terms and conditions of such grants. The 1996 Plan allowed for grants of non-statutory options to purchase shares of common stock, but no further grants of common stock will be made under the 1996 Plan. The 2003 Plan reserves a maximum of 22.0 million shares of common stock underlying all equity-based awards, which includes an additional 5.0 million shares that were approved by shareholders in 2007 and is reduced by the number of shares subject to previous grants under the 1996 Plan. At March 31, 2008, there were 5.3 million shares of common stock available for grant under the 2003 Plan until March 2013. Prior to 2003, the Company also granted options under stock option agreements with its outside directors that are outside of the 1996 Plan and the 2003 Plan. At March 31, 2008, these individuals had options outstanding to purchase an aggregate of 700,500 shares of common stock.
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
          As of March 31, 2008, the Company had 2.9 million shares of restricted stock outstanding under the 2003 Plan, which vest over periods of three to five years. Each share of restricted stock entitles the holder to one vote and the shares are only restricted due to time-related vesting conditions.
          As discussed in Note 2, the Company records expense for the value of stock options and restricted stock on a straight-line basis over the vesting period in accordance with SFAS No. 123(R).
(8) Treasury Stock
          On May 25, 2006, the Company announced that its Board of Directors approved a plan authorizing the repurchase of up to $100.0 million shares of common stock in open market or in privately negotiated block-trade transactions. On September 25, 2007, the Company announced that its Board of Directors authorized a $50.0 million increase in the common stock repurchase program. The number of shares purchased and the timing of purchases is based on several factors, including the price of the common stock, general market conditions, available cash and alternate investment opportunities. The stock repurchase program is subject to termination prior to completion. As of March 31, 2008, the Company has repurchased 19.0 million shares under this program at a total price of $122.5 million. For the three months ended March 31, 2008, the Company repurchased 399,000 shares at a total price of $2.1 million.
          The Company also has treasury shares that were acquired through the vesting of restricted stock. The Company’s employees may elect to have shares withheld to cover required minimum payroll tax withholdings incurred when restricted stock vests. The number of shares withheld is based upon the market price of the common stock at the time of vesting. The Company then pays the taxes on the employees’ behalf and holds the shares withheld as treasury stock. For the three months ended March 31, 2008, approximately 203,000 shares were acquired through such treasury share purchases at a cost of $1.3 million.
(9) Concentrations
          The majority of the Company’s contract drilling activities are conducted with independent and major oil and gas companies in the United States. Historically, the Company has not required collateral or other security to support the related receivables from such customers. However, the Company has required certain customers to deposit funds in escrow prior to the commencement of drilling. Actions typically taken by the Company in the event of nonpayment include filing a lien on the customer’s producing property and filing a lawsuit against the customer.
          For the three months ended March 31, 2008 and 2007, there were no customers representing greater than 10% of the Company’s revenue.
(10) Subsequent Event
          On April 21, 2008, the Company announced that its board of directors approved a definitive agreement with Basic Energy Services, Inc. (“Basic Energy Services”) to combine the two businesses in a “merger of equals” transaction. If completed, the combined company will be named Grey Wolf, Inc. and have its corporate offices in Houston. The proposed transaction is expected to close in the third quarter of 2008. Completion of the transaction is subject to shareholder approval by both Grey Wolf and Basic Energy Services, receipt of financing proceeds, regulatory approvals and other customary conditions.

GREY WOLF, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
          The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein and with our audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2007.
Overview
          We are a leading provider of contract oil and gas land drilling services in the United States. As of April 30, 2008, we had a fleet of 121 rigs. Our customers include independent producers and major oil and gas companies. We conduct substantially all of our operations through our subsidiaries. Our business is cyclical and our financial results depend upon several factors. These factors include the overall demand for land drilling services, the dayrates we receive for our services, the level of demand for turnkey services, and our success drilling turnkey wells.
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
Definitive Merger Agreement
          On April 20, 2008, our board of directors approved a definitive merger agreement with Basic Energy Services, Inc. (“Basic Energy Services”), a major well site services provider, to combine the two businesses in a “merger of equals” transaction. This merger fits into our strategic plan to seek business combinations that we believe would increase shareholder value through enhanced scale, broader geographic reach, more balanced commodity exposure and expanded service offerings. The proposed transaction is expected to close in the third quarter of 2008. Completion of the proposed transaction is subject to approval by our shareholders and the shareholders of Basic Energy Services, and is also subject to regulatory approvals and other customary conditions. If completed, the combined company would be named Grey Wolf, Inc., and have its corporate offices in Houston.
New Rig Purchases
          In September 2007, we entered into three-year term contracts with two exploration and production companies to deploy two new 1,500 horsepower built-for-purpose rigs. With deliveries expected in the second and third quarters of 2008, these rigs are designed to drill multiple wells from a single well site location. The expected purchase price per rig is approximately $22.2 million, and these rigs will be deployed in the Rocky Mountain market. The Company expects to recover the majority of the cost of the capital expended for these rigs over the term of their long-term contracts. With the addition of these rigs, our fleet is expected to total 123 rigs by the end of the third quarter of 2008.
Rig Activity
          The land rig count per Baker Hughes remained relatively stable during 2007 at historically high levels ranging from approximately 1610 to 1720 rigs. The influx of newly built land drilling rigs during the last two years created some excess capacity in the land drilling market. This new build activity has lessened considerably and is expected to taper off during 2008. The excess capacity of rigs in the market has pressured the average number of rigs we have working. Our long-term contract portfolio has partially protected us from the declines in the land drilling market and bolstered our results. However, since mid-

January 2008, there has been an upward trend in the Baker Hughes land rig count, which stands at 1,744 rigs on April 25, 2008. We have recently seen an increase in our average rigs running, with an average of 104 rigs for the second quarter 2008 to date. The table below shows the average number of land rigs working in the United States according to the Baker Hughes rotary rig count and the average number of our rigs working.

	2006	2007					2008
Domestic
Land Rig	Full					Full		4/1 -
Count	Year	Q-1	Q-2	Q-3	Q-4	Year	Q-1	4/30
Baker Hughes	1,535	1,626	1,653	1,691	1,705	1,669	1,690	1,744

Grey Wolf	108	110	104	104	103	105	100	104
Term Contracts
          We endeavor to enter into term contracts to provide drilling services on a daywork basis. Typically, the length of our term contracts ranges from six months to three years. They usually include a per rig day cancellation fee approximately equal to the dayrate under the contract less estimated contract drilling operating expenses for the unexpired term of the contract. In addition, we are able to pass most increases in labor costs on to our customers through our dayrates on all daywork contracts, including term contracts. We seek term contracts with our customers when we believe that those contracts may mitigate the financial impact to us of a potential decline in dayrates during the period in which the term contract is in effect. This provides greater stability to our business and allows us to plan and manage our business more efficiently. We also have used term contracts to contractually assure that we receive sufficient cash flow to recover substantially all of the costs of improvements we make to the rigs under the term contract, particularly when those improvements are requested by the customer.
          During the last month, we have seen greater interest in term contracts from our customers, and this was also evidenced by adding or renewing more than a dozen term contracts. At March 31, 2008, we had approximately 27,000 rig days contracted under term contracts, as compared with 27,900 rig days under term contract at March 31, 2007. Our rig days under contract at March 31, 2008 are approximately equivalent to an average of 52 rigs working under term contracts for the remaining three quarters in 2008 and an average of 29 rigs working for 2009. These term contracts are expected to provide revenue of approximately $383.6 million in 2008 and $216.2 million in 2009. At April 30, 2008 we had 54 rigs working under term contracts, representing 45% of our total rig fleet.
Drilling Contract Rates
          As noted above, the demand for our services has recently increased as shown in the increase in the land rig count. Following this increase in demand, there has been an upward movement in leading edge spot market daywork bid rates which now range from $15,000 to $21,000 per rig day, without fuel or top drives. These rates have increased from $14,000 to $20,000 per rig day in February 2008 and match the bid rates in February 2007. A rig day is defined as a twenty-four hour period in which a rig is under contract and should be earning revenue. While we have extended our long-term contract portfolio, we expect to experience a reduction in our overall dayrates in the second quarter of 2008 as existing term contracts expire and roll over from rates achieved two years or more ago when rig supplies were very tight and rates were higher.

          In addition to our fleet of drilling rigs, we owned 32 top drives at April 30, 2008. Top drive utilization for the month of April 2008 was 71%. Rates on our top drives are as much as $3,000 per rig day. These rates are in addition to the above stated rates for our rigs.
Turnkey Contract Activity
          Turnkey work is an important part of our business and operating strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher revenues and earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) per rig day worked than under daywork contracts (see discussion under Reconciliation of Non-GAAP Financial Measures regarding the use of EBITDA and EBITDA per rig day). However, under turnkey contracts we are typically required to bear additional operating costs (such as drill bits) and risk (such as loss of hole) that would otherwise be assumed by the customer under daywork contracts. For the quarter ended March 31, 2008, our turnkey EBITDA was $13,642 per rig day, compared to daywork EBITDA of $8,627 per rig day, and our turnkey revenue per rig day was $48,308 compared to $20,197 per rig day for daywork. For the quarter ended March 31, 2008, turnkey work represented 7% of total days worked compared to 7% in the fourth quarter of 2007 and 6% in the first quarter of 2007. Turnkey EBITDA represented 10% of total company EBITDA in the first quarter of 2008, compared to 9% in the fourth quarter of 2007 and 11% in the first quarter 2007. EBITDA generated on turnkey contracts can vary widely based upon a number of factors, including the location of the contracted work, the depth and level of complexity of the wells drilled and the ultimate success of drilling the well.
Stock Repurchase Program
          We may from time to time make purchases of common stock up to $150.0 million in open market or in privately negotiated block-trade transactions. As of April 30, 2008, we have repurchased 19.0 million shares at a total cost of $121.9 million, exclusive of other direct costs, under the program. The number of shares to be purchased and the timing of purchases will be based on a number of factors: the price of the common stock, general market conditions, available cash and alternate investment opportunities. We may terminate the stock repurchase program prior to completion. Presently, we do not intend to repurchase any shares of common stock prior to the closing of the merger with Basic Energy Services.
Financial Outlook
          As noted, we are seeing additional demand for our services which should improve our utilization of working rigs and require us to return some stacked rigs to work. Leading edge daywork bid rates have improved due to this higher demand and what we believe to be our customers’ confidence in commodity prices has sparked more interest in long-term contracts and renewals. The ability to provide equipment that addresses the challenges of deep, directional or multi-well site drilling is critical to meeting our customers’ needs in the most active domestic land drilling markets. Additionally, our fleet is well suited to these drilling opportunities given the recent acquisition of new rigs and substantial rig upgrades completed over the past three years.
          Oil and natural gas prices remain historically strong with the twelve-month strips at $111.33 per barrel and $11.13 per mmbtu at April 30, 2008, respectively. Natural gas prices are at the highest level since January 2006 and oil prices are at all time historic highs. Natural gas decline rates are steeper than ever in the United States and Canada and we believe it will take more rigs running to meet the United States’ long-term natural gas requirements.
          During the second quarter of 2008, we expect to average 104 to 106 rigs working, with six to eight of these rigs performing turnkey services. In addition, we expect average daywork EBITDA per rig day to decrease by $500 to $700. This expected decrease is due to the costs associated with returning stacked rigs to work during the second quarter and a reduction in the average daywork dayrate that we expect to receive for rigs currently working under expiring term contracts as the rigs thereafter begin working under lower spot market or term contract dayrates. We also expect depreciation expense of approximately $27.0 million, interest expense of approximately $2.8 million and an effective tax rate of approximately 38% for the second quarter of 2008.

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
Property and Equipment
          Property and equipment, including betterments and improvements, are stated at cost with depreciation calculated using the straight-line method over the estimated useful lives of the assets. We make estimates with respect to the useful lives that we believe are reasonable. However, the cyclical nature of our business or the introduction of new technology in the industry could cause us to change our estimates, thus impacting the future calculation of depreciation. When any asset is tested for recoverability, we also review the remaining useful life of the asset. Any changes to the estimated useful life resulting from that review are made prospectively. We estimate that the useful lives of our assets are between three and 20 years. We expense our maintenance and repair costs as incurred.
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
          Each year we evaluate our rigs available for refurbishment, if any, and determine our intentions for their future use. This evaluation takes into consideration, among other things, the physical condition and marketability of the rig, and projected reactivation or refurbishment cost. To the extent that our estimates of refurbishment and reactivation cost, undiscounted future net cash flows or fair market value change or there is a deterioration in the physical condition of the rigs available for refurbishment, we could be required under SFAS No. 144 to record an impairment charge. During the first quarter of 2008, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable.
Goodwill
          During the second quarter of 2004, we completed the acquisition of New Patriot Drilling Corp., which was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.” In conjunction with the purchase price allocation for this acquisition, we recorded goodwill of $10.4 million.
          Goodwill represents the excess of costs over the fair value of assets of businesses acquired. None of the goodwill resulting from this acquisition is deductible for tax purposes. We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of this statement. During the first three months of 2008, no impairment of our goodwill was recorded.
Revenue Recognition
          Revenues are earned under daywork and turnkey contracts. Revenue from daywork contracts is recognized when it is realized or realizable and earned. On daywork contracts, revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. For certain contracts, we receive lump-sum fees for mobilization of equipment. Mobilization fees and the related costs are deferred and amortized over the contract term. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date compared to our estimate of the total contract costs. Under the percentage-of-completion method, we make estimates of the total contract costs to be incurred, and to the extent these estimates change, the amount of revenue recognized could be affected. The significance of the accrued turnkey revenue varies from period to period depending on the timing of our turnkey projects, the overall level of demand for our services and the portion of that demand that is for turnkey services. At March 31, 2008, there were seven turnkey wells in progress versus five wells at March 31, 2007, with accrued revenue of $13.1 million and $3.4 million, respectively at such dates. Anticipated losses, if any, on uncompleted contracts are recorded at the time our estimated costs exceed the contract revenue.
Insurance Accruals
          We maintain insurance coverage related to workers’ compensation and general liability claims up to $1.0 million per occurrence with an aggregate of $2.0 million for general liability claims. These policies include deductibles of $500,000 per occurrence for workers’ compensation coverage and

$250,000 per occurrence for general liability coverage. If losses should exceed the workers’ compensation and general liability policy amounts, we have excess liability coverage up to a maximum of $100.0 million. At March 31, 2008 and December 31, 2007, we had $20.0 million and $19.9 million, respectively, accrued for losses incurred within the deductible amounts for workers’ compensation, general liability claims and for uninsured claims. These amounts are included in current accrued workers’ compensation and other long-term liabilities on the balance sheet.
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
          We follow the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” As of March 31, 2008, we had $1.6 million of unrecognized tax benefits, all of which could have an impact on the effective tax rate, net of federal tax benefits, if recognized. Our policy is to accrue interest and penalties associated with uncertain tax positions in income tax expense. At March 31, 2008, there was $410,000 of interest and penalties accrued in connection with uncertain tax positions. The tax years that remain open to examination by the major taxing jurisdictions to which we are subject range from 1996 to 2007. We have identified our major taxing jurisdictions as the United States, and the states of Texas and Louisiana.

Financial Condition and Liquidity
          The following table summarizes our financial condition as of March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007
	(Unaudited)
	(Dollars in thousands)
	Amount	%	Amount	%
Working capital	$352,056	31	$338,804	31
Property and equipment, net	755,472	66	737,944	67
Goodwill	10,377	1	10,377	1
Other noncurrent assets, net	21,431	2	16,153	1

Total	$1,139,336	100	$1,103,278	100

Long-term debt	$275,000	24	$275,000	25
Other long-term liabilities	174,217	15	168,769	15
Shareholders’ equity	690,119	61	659,509	60

Total	$1,139,336	100	$1,103,278	100

Significant Changes in Financial Condition
          The significant changes in our financial condition from December 31, 2007 to March 31, 2008 are an increase in working capital of $13.3 million, an increase in net property and equipment of $17.5 million, and an increase in shareholders’ equity of $30.6 million.
          The increase in working capital is primarily the result of higher balances in cash and cash equivalents being partially offset by an increase in trade accounts payable and current income taxes payable. The increase in cash and cash equivalents is due primarily to fewer treasury stock purchases during the first quarter of 2008 and the timing of accounts receivable collections. The increase in accounts payable is primarily due to higher capital expenditures. The increase in current income taxes payable is due primarily to tax expense for the first quarter of 2008.
          The increase in net property and equipment is due to capital expenditures made during 2008. Capital expenditures of $46.1 million in the first quarter of 2008 included costs for betterments and improvements to our rigs, the acquisition of drill pipe and mud pumps, a top drive purchase, and other capital items. The increase in shareholders’ equity is primarily due to net income for the period.
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
     Floating Rate Notes
          The $125.0 million aggregate principal amount of the Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05% but will never be less than zero or more than 6.00%. For the three months ended March 31, 2008 and 2007, the interest rate on the Floating Rate Notes was 4.68% and 5.31%, respectively. For the second quarter of 2008, the interest rate has been set at 2.65%. These notes mature on April 1, 2024. The Floating Rate Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share. The Floating Rate Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are not significant.
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
Cash Flow
          The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
	(Unaudited)
Net cash provided by (used in):
Operating activities	$93,339	$121,191
Investing activities	(51,167)	(66,040)
Financing activities	(3,304)	(11,225)

Net increase in cash	$38,868	$43,926

          Our cash flows from operating activities are affected by a number of factors including the number of rigs working under contract, whether the contracts are daywork or turnkey, and the rate received for these services. Our cash flow from operating activities were $27.9 million lower for the first three months of 2008 compared to the same period in 2007. This decrease is due primarily to lower net income period over period.
          Cash flow used in investing activities for the three months ended March 31, 2008 consisted primarily of $46.1 million of capital expenditures and $5.8 million in deposits for new rig purchases. Cash flow used in investing activities for the three months ended March 31, 2007 consisted of $67.4 million of capital expenditures. Capital expenditures in 2008 and 2007 included betterments and improvements to our rigs, the acquisition of drill pipe and collars, the purchase of top drives and other capital items. Deposits for new rig purchases in 2008 were made in connection with the agreements to purchase two built-for purpose rigs expected to be delivered in 2008.
          Cash flow used in financing activities for the three months ended March 31, 2008 consisted primarily of $3.4 million in treasury stock purchases compared to $11.4 million in treasury stock purchases for the three months ended March 31, 2007.
Projected Cash Sources and Uses
          We expect to use cash generated from operations to cover cash requirements, including debt service on the 3.75% Notes and Floating Rate Notes, capital expenditures in 2008, tax payments, common stock repurchases and expenses related to our pending merger transaction. We will make quarterly interest payments on the Floating Rate Notes on January 1, April 1, July 1 and October 1 of each year and semi-annual interest payments of $2.8 million on the 3.75% Notes on May 7 and November 7 of each year as long as those notes are outstanding. We believe that we will have sufficient cash from operations to meet these requirements. In future periods, we will continue to make interest payments on our Floating Rate Notes and 3.75% Notes through the maturity dates. Since 2004, we have generated sufficient earnings to cover debt related fixed charges, including interest. Additionally, we will have capital expenditure requirements to maintain our rig fleet and other assets, and expect to have tax payments. To the extent that we are unable to generate sufficient cash from operations, we would be required to use cash on hand or draw on our CIT Facility. In addition, under our previously announced share repurchase program, we have the ability to repurchase $28.1 million in common stock as of April 30, 2008, representing the remaining amount approved under the plan.
          Capital expenditures for 2008 are projected to be between $150 million and $160 million. This includes approximately $34.6 million, net of $9.8 million of deposits made in 2007, for the purchase of two new built-for-purpose rigs. We have obtained long-term contracts on each of these rigs which, in the aggregate, are expected to generate revenue of approximately $47.4 million over the term of the contracts. The two new rigs are expected to be delivered in the second and third quarters of 2008.
          In addition, our projected capital expenditures for the remainder of 2008 include costs for betterments and improvements to our rigs, the acquisition of drill pipe and drill collars, the purchase of top drives, and other capital items.
Inflation and Changing Prices
          Contract drilling revenues do not necessarily track the changes in general inflation as they tend to respond to the level of activity on the part of the oil and gas industry in combination with the supply of equipment and the number of competing companies. Capital and operating costs are influenced to a larger extent by specific price changes in the oil and natural gas industry, demand for drilling services and to a lesser extent by changes in general inflation. Our daywork contracts allow us to pass most wage increases, the most significant component of our operating costs, on to our daywork customers in the form of higher dayrates.
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

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
	(Unaudited)
Earnings before interest expense, income taxes, depreciation and amortization	$81,851	$116,873
Depreciation and amortization	(27,759)	(21,414)
Interest expense	(3,337)	(3,492)
Total income tax expense	(19,432)	(33,389)

Net income applicable to common shares	$31,323	$58,578

Comparison of the Three Months Ended March 31, 2008 and 2007
          The following table highlights rig days worked, contract drilling revenues, and EBITDA for our daywork and turnkey operations for the three months ended March 31, 2008 and 2007.

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations	Total	Operations	Operations	Total
	(Dollars in thousands except averages per rig day worked)
	(Unaudited)
Rig days worked	8,533	604	9,137	9,302	619	9,921

Contract drilling revenues	$172,344	$29,178	$201,522	$207,364	$34,649	$242,013
Drilling operations expenses	(92,900)	(20,608)	(113,508)	(99,863)	(21,090)	(120,953)
General and administrative expenses	(8,119)	(493)	(8,612)	(6,958)	(441)	(7,399)
Interest income	2,322	165	2,487	2,961	198	3,159
Gain (loss) on sale of assets	(36)	(2)	(38)	38	15	53

EBITDA	$73,611	$8,240	$81,851	$103,542	$13,331	$116,873

Average per rig day worked:
Contract drilling revenues	$20,197	$48,308	$22,056	$22,292	$55,976	$24,394
EBITDA	$8,627	$13,642	$8,958	$11,131	$21,536	$11,780
          Our EBITDA decreased by $35.0 million, or 30%, to $81.9 million for the quarter ended March 31, 2008 compared with the same period in 2007. The decrease resulted from a $29.9 million decrease in EBITDA from daywork operations and a $5.1 million decrease in EBITDA from turnkey operations. On a per rig day basis, our EBITDA decreased by $2,822 per rig day, or 24%, to $8,958 in the first quarter of 2008 from $11,780 for the same period in 2007. This decrease included a $2,504 per rig day decrease from daywork operations and a $7,894 per rig day decrease from turnkey operations. Total general and administrative expenses increased by $1.2 million due primarily to higher costs for stock-based compensation. Total interest income decreased by $672,000 due to lower interest rates during the first quarter of 2008 compared with the same period in 2007.

Daywork Operations
          The decrease in daywork EBITDA discussed above was due primarily to lower dayrates and decreased rig activity in the first quarter of 2008 versus the same period in 2007. Contract drilling revenue per rig day decreased $2,095, or 9% due to declining dayrates as a result of the excess land rig capacity. Our rig days worked declined 769 days, or 8%, for the first quarter of 2008 compared with the same period in 2007.
Turnkey Operations
          Turnkey EBITDA was lower in the first quarter of 2008 primarily due to a decrease in revenue. Turnkey revenue decreased by $5.5 million, or 16%, for the first quarter of 2008 compared to the same period in 2007. This decrease was driven largely by lower dayrates which are a key component of our turnkey bids. Also, differences in the complexity and success of the wells drilled are a contributing factor to EBITDA and EBITDA per rig day fluctuations.
Other
          Depreciation and amortization expense increased by $6.3 million, or 30%, to $27.8 million for the three months ended March 31, 2008, compared to the same period in 2007. The increase in depreciation and amortization expense was due to capital expenditures made during 2007 and 2008, including the cost to purchase and construct new rigs.
          Our income tax expense decreased by $14.0 million to $19.4 million for the three months ended March 31, 2008 compared to the same period in 2007. The decrease is primarily due to the lower level of income for the first quarter of 2008. Our effective tax rate for the first quarter of 2008 increased to 38.3% from 36.3% during the same period in 2007. This increase is due primarily to a lower level of pre-tax book income and fully reserved net operating losses in Mexico.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
          Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on the Floating Rate Notes and the CIT Facility. The Floating Rate Notes bear interest at a per annum rate which is equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. We had $125.0 million of the Floating Rate Notes outstanding at March 31, 2008. A 1% change in the interest rate on the Floating Rate Notes would change our interest expense by $1.3 million on an annual basis. However, the annual interest on the Floating Rate Notes will never be below zero or more than 6.00%, which could yield interest expense ranging from zero to $7.5 million on an annual basis. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. We have no outstanding balance under the CIT Facility at April 30, 2008 and as such have no exposure under this facility to a change in interest rates.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, under the supervision, and with participation, of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
Item 1a. Risk Factors
          There have been no material changes in our risk factors, except as noted below, since we last reported under Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2007.
Risks Relating to the Proposed Merger with Basic Energy Services
Failure to complete our proposed merger with Basic Energy Services could negatively impact our stock price and future business and financial results because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the merger.
          If the merger is not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed and that the benefits of the merger will be realized, or as a result of the market’s perceptions that the merger is not consummated due to an adverse change in our business. In addition, our business may be harmed, and the price of our common stock may decline, to the extent that customers, suppliers and others believe that we cannot compete in the marketplace as effectively without the merger or otherwise remain uncertain about our future prospects in the absence of the merger. The realization of any of these risks may materially adversely affect our business, financial results, financial condition and stock price.
While the merger is pending, we will be subject to business uncertainties and contractual restrictions that could adversely affect our business.
          Uncertainty about the effect of the merger on customers and suppliers may have an adverse effect on us. These uncertainties could cause customers, suppliers and others who deal with us to seek to change existing business relationships. In addition, the merger agreement restricts our ability, without Basic Energy Services’ consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the merger is completed or the merger agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business that may arise prior to completion of the merger or termination of the merger agreement.
We will incur significant transaction costs in connection with the merger.
          We expect to pay significant transaction costs in connection with the merger. These transaction costs include investment banking, legal and accounting fees and expenses, expenses associated with the financing of the merger, governmental filing fees, printing expenses, mailing expenses and other related charges, a portion of which have been or will be incurred regardless of whether the merger is consummated.
The merger agreement limits our ability to pursue an alternative acquisition proposal and may require us to pay a termination fee of up to $30 million if we do.
          The merger agreement prohibits us from soliciting, initiating or encouraging alternative merger or acquisition proposals with any third party, except with respect to unsolicited third party proposals. The merger agreement also provides for the payment by us of a termination fee of up to $30 million if we terminate the merger agreement in certain circumstances.
          These provisions limit our ability to pursue offers from third parties that could result in greater value to our shareholders. The obligation to make the termination fee payment may also discourage a third party from pursuing an alternative acquisition proposal with us.
Uncertainties associated with the merger may cause us to lose key employees.
          Uncertainty about the effect of the merger on employees may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel. Employee retention may be particularly challenging during the pendency of the merger because employees may experience uncertainty about their future roles with the combined company. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty or a desire not to remain with the combined company, our business could be harmed.
The anticipated benefits of the proposed merger may not be realized.
          We entered into the merger agreement with Basic Energy Services with the expectation that the merger would result in various benefits that cannot be quantified at this time. We may not achieve these benefits at the levels expected or at all. If we fail to achieve these expected benefits, the results of operations and the enterprise value of the combined company may be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          The following table provides information relating to Grey Wolf’s repurchase of common shares during the three months ended March 31, 2008 (in thousands, except average price paid per share):

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced	Under the
Period	Purchased(1)	Paid per Share	Program	Program(2)
January 1, 2008 to January 31, 2008	399	$5.34	399	$28,070
February 1, 2008 to February 29, 2008	203	$6.16	—	$28,070
March 1, 2008 to March 31, 2008	—	$—	—	$28,070

(1)	Our employees may elect to have shares of stock withheld to cover payroll taxes when shares of restricted stock vest. We then pay the taxes on their behalf and hold the shares withheld as treasury stock. We had approximately 203,000 of such treasury share purchases during the three months ended March 31, 2008. These share repurchases are not covered under a publicly announced program.

(2)	On May 25, 2006, we announced that our Board of Directors approved a plan authorizing the repurchase of up to $100.0 million of Grey Wolf common stock in open market or in privately negotiated block-trade transactions. On September 25, 2007, we announced that our Board of Directors authorized a $50.0 million increase in the Company’s common stock repurchase program for a total of $150.0 million. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of the common stock, general market conditions, available cash and alternate investment opportunities. The stock repurchase program is subject to termination prior to completion. Presently, we do not intend to repurchase any shares of common stock prior to the closing of the merger with Basic Energy Services.
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
Item 5. Other Information
          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:
•	proposed merger with Basic Energy Services (“merger”);

•	business strategy;

•	demand for our services;

•	spending by our customers;

•	projected rig activity;

•	increases in rig supply and its effects on us;

•	projected dayrates;

•	projected interest expense;

•	projected tax rate;

•	rigs expected to be engaged in turnkey operations;

•	cost of building new rigs, delivery times and deployment destinations of these rigs;

•	the ability to recover the purchase price of rigs from term contracts;

•	the availability and financial terms of term contracts;

•	wage rates and retention of employees;

•	sufficiency of our capital resources and liquidity;

•	projected depreciation and capital expenditures;

•	future common stock repurchases by us; and

•	projected sources and uses of cash.
          Although we believe the forward-looking statements are reasonable, we cannot assure you that these statements will prove to be correct. We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate when the statements are made. Important factors that could cause actual results to differ materially from our expectations include:
•	required approvals by stockholders and regulatory agencies of the merger;

•	the possibility that the anticipated benefits from the merger cannot be fully realized;

•	the possibility that costs or difficulties related to the integration of the two companies party to the merger will be greater than expected;

•	fluctuations in prices and demand for oil and natural gas;

•	fluctuations in levels of oil and natural gas exploration and development activities;

•	fluctuations in demand for contract land drilling services;

•	fluctuations in interest rates;

•	the existence and competitive responses of our competitors;

•	uninsured or underinsured casualty losses;

•	technological changes and developments in the industry;

•	the existence of operating risks inherent in the contract land drilling industry;

•	U.S. and global economic conditions;

•	the availability and terms of insurance coverage;

•	the ability to attract and retain qualified personnel;

•	unforeseen operating costs such as cost for environmental remediation and turnkey cost overruns; and

•	weather conditions.

          Our forward-looking statements speak only as of the date specified in such statements or, if no date is stated, as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or with regard to any change in events, conditions or circumstances on which our forward-looking statements are based. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission for additional information concerning risk factors that could cause actual results to differ from the forward-looking statements.

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
GREY WOLF, INC.

Date: May 6, 2008	By:	/s/ David W. Wehlmann
David W. Wehlmann Executive Vice President and Chief Financial Officer

Date: May 6, 2008	By:	/s/ Kent D. Cauley
Kent D. Cauley
Vice President and Controller

Index to Exhibits

3.1	Amended and Restated Articles of Incorporation of Grey Wolf, Inc. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed May 21, 2007).

3.2	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

4.1	Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.2	Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.3	Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.4	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes Due 2024 between the Company, the Guarantors, and J.P. Morgan Chase Bank, a New York banking corporation, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q dated May 5, 2004).

4.5	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

4.6	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JP Morgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2004).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

** 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

*	Filed herewith

**	Furnished, not filed, in accordance with Item 601(b)(32) of Regulation S-K.