Form 10-Q
period 2008-06-30
GREY WOLF INC
filed 2008-08-06
CIK 320186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Registrant’s telephone number, including area code: (713) 435-6100
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, par value $0.10 per share, outstanding at July 31, 2008, was 178,926,881.

GREY WOLF, INC. AND SUBSIDIARIES

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$313,061	$247,701
Restricted cash	867	847
Accounts receivable, net of allowance of $2,922 at June 30, 2008 and $3,169 at December 31, 2007	159,091	176,466
Prepaids and other current assets	12,968	13,337
Deferred tax assets	6,037	5,145

Total current assets	492,024	443,496
Property and equipment:
Land, buildings and improvements	9,099	8,534
Drilling equipment	1,428,372	1,331,401
Furniture and fixtures	5,815	5,397

Total property and equipment	1,443,286	1,345,332
Less: accumulated depreciation	(661,334)	(607,388)

Net property and equipment	781,952	737,944
Goodwill	10,377	10,377
Other noncurrent assets, net	20,598	16,153

	$1,304,951	$1,207,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$74,595	$52,557
Accrued workers’ compensation	5,580	7,608
Payroll and related employee costs	16,311	15,439
Accrued interest payable	1,811	2,553
Current income taxes payable	11,584	14,705
Other accrued liabilities	12,600	11,830

Total current liabilities	122,481	104,692

Contingent convertible senior notes	275,000	275,000
Other long-term liabilities	19,605	18,126
Deferred income taxes	162,349	150,643

Commitments and contingent liabilities	—	—

Shareholders’ equity:
Series B Junior Participating Preferred stock; $1 par value; 250,000 shares authorized; none outstanding	—	—
Common stock; $0.10 par value; shares authorized: 500,000,000; shares issued: 198,193,049 at June 30, 2008 and 197,045,996 at December 31, 2007; shares outstanding: 178,882,637 at June 30, 2008 and 178,345,603 at December 31, 2007	19,819	19,704
Additional paid-in capital	399,619	393,894
Treasury stock, at cost: 19,310,412 shares at June 30, 2008 and 18,700,393 shares at December 31, 2007	(124,550)	(121,096)
Retained earnings	430,628	367,007

Total shareholders’ equity	725,516	659,509

	$1,304,951	$1,207,970

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Contract drilling revenue	$216,707	$227,520	$418,229	$469,533

Costs and expenses:
Drilling operations	129,953	132,307	243,461	253,260
Depreciation and amortization	26,994	22,397	54,753	43,811
General and administrative	8,221	7,159	16,833	14,558
(Gain) loss on sale of assets	12	(76)	50	(129)

Total costs and expenses	165,180	161,787	315,097	311,500

Operating income	51,527	65,733	103,132	158,033

Other income (expense):
Interest income	1,991	3,593	4,478	6,752
Interest expense	(2,709)	(3,438)	(6,046)	(6,930)

Other income (expense), net	(718)	155	(1,568)	(178)

Income before income taxes	50,809	65,888	101,564	157,855

Income tax expense:
Current	14,001	17,307	27,129	44,287
Deferred	4,510	6,873	10,814	13,282

Total income tax expense	18,511	24,180	37,943	57,569

Net income	$32,298	$41,708	$63,621	$100,286

Net income per common share (Note 2):
Basic	$0.18	$0.23	$0.36	$0.55

Diluted	$0.15	$0.19	$0.31	$0.46

Weighted average common shares outstanding:
Basic	176,001	183,009	175,886	183,016

Diluted	220,042	226,734	219,687	226,655

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands)

	Common Stock		Additional	Treasury Stock
	Number of	Amount,	Paid-in	Number of	Amount,	Retained
	Shares	at $0.10 par value	Capital	Shares	at cost	Earnings	Total
Balance, December 31, 2006	185,936	$19,523	$383,482	9,292	$(65,119)	$195,908	$533,794

Adjustment for the adoption of FASB Interpretation No. (FIN)48	—	—	—	—	—	1,207	1,207

Exercise of stock options	802	80	2,785	—	—	—	2,865

Tax effect of share-based payments	—	—	749	—	—	—	749

Issuance of restricted stock, net of forfeitures	1,016	101	(101)	—	—	—	—

Stock-based compensation expense	—	—	6,979	—	—	—	6,979

Purchase of treasury stock	(9,408)	—	—	9,408	(55,977)	—	(55,977)

Comprehensive net income	—	—	—	—	—	169,892	169,892

Balance, December 31, 2007	178,346	19,704	393,894	18,700	(121,096)	367,007	659,509

Exercise of stock options	144	15	737	—	—	—	752

Tax effect of share-based payments	—	—	(168)	—	—	—	(168)

Issuance of restricted stock, net of forfeitures	1,003	100	(100)	—	—	—	—

Stock-based compensation expense	—	—	5,256	—	—	—	5,256

Purchase of treasury stock	(610)	—	—	610	(3,454)	—	(3,454)

Comprehensive net income	—	—	—	—	—	63,621	63,621

Balance, June 30, 2008 (unaudited)	178,883	$19,819	$399,619	19,310	$(124,550)	$430,628	$725,516

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$63,621	$100,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,753	43,811
Deferred income taxes	10,814	13,282
(Gain) loss on sale of assets	50	(129)
Stock-based compensation expense	5,256	3,290
Excess tax benefit of stock option exercises and vested restricted stock	(58)	(696)
Net effect of changes in assets and liabilities related to operating accounts	37,782	30,475

Cash provided by operating activities	172,218	190,319

Cash flows from investing activities:
Property and equipment additions	(96,077)	(122,842)
Deposits for new rig purchases	(5,766)	—
Merger activity costs	(4,362)	—
Proceeds from sale of property and equipment	1,991	2,493

Cash used in investing activities	(104,214)	(120,349)

Cash flows from financing activities:
Proceeds from exercise of stock options	752	2,794
Excess tax benefit of stock option exercises and vested restricted stock	58	696
Purchase of treasury stock	(3,454)	(11,504)

Cash used in financing activities	(2,644)	(8,014)

Net increase in cash and cash equivalents	65,360	61,956
Cash and cash equivalents, beginning of period	247,701	229,773

Cash and cash equivalents, end of period	$313,061	$291,729

Supplemental cash flow disclosure:
Cash paid for interest	$6,358	$6,505

Cash paid for taxes	$31,096	$43,295

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
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2008 and the results of operations and cash flows for the periods indicated. All intercompany transactions have been eliminated. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements in accordance with U.S. GAAP have been omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income	$32,298	$41,708	$63,621	$100,286

Add interest expense on contingent convertible senior notes, net of related tax effects	1,558	2,059	3,451	4,135

Adjusted net income–diluted	$33,856	$43,767	$67,072	$104,421

Denominator:
Weighted average common shares outstanding–basic	176,001	183,009	175,886	183,016

Effect of dilutive securities
Options–treasury stock method	716	740	596	715
Restricted stock–treasury stock method	868	528	748	467
Contingent convertible senior notes	42,457	42,457	42,457	42,457

Weighted average common shares outstanding–diluted	220,042	226,734	219,687	226,655

Earnings per common share:
Basic	$0.18	$0.23	$0.36	$0.55

Diluted	$0.15	$0.19	$0.31	$0.46

     A summary of securities excluded from the computation of basic and diluted earnings per share is presented below for the applicable periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic earnings per share:
Unvested restricted stock	2,870	2,166	2,706	2,112

Diluted earnings per share:
Anti-dilutive stock options	918	1,301	1,400	1,288
Anti-dilutive restricted stock	1	1	198	—

Total anti-dilutive securities excluded from the computation of diluted earnings per share	919	1,302	1,598	1,288

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Share-Based Payment Arrangements
     At June 30, 2008, the Company had stock-based compensation plans with amounts outstanding to employees and directors, which are more fully described in Note 7. The Company records compensation expense over the requisite service period using the straight-line method as provided in SFAS No. 123(R), “Share-Based Payment.”
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-valuation model. During the first six months of 2008, 885,590 options were granted at an average exercise price of $6.43 per share. The key input variables used in valuing these options under the Black-Scholes-Merton model were: risk-free interest rate based on three-year Treasury strips of 2.25%; dividend yield of zero; stock price volatility of 34.0% based on historical volatility of the common stock with consideration given to implied volatilities from traded options on the common stock; and expected option lives of three years based on historical stock option exercise data and future expectations. Also during the first six months of 2008, the Company granted 1,093,680 shares of restricted stock at a weighted-average grant-date fair value of $6.44 per share.
Recent Accounting Pronouncements
     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” This FSP requires entities with cash settled convertibles to bifurcate the securities into a debt component and an equity component and accrete the debt component to par over the expected life of the convertible. This FSP will be effective for fiscal year 2009. Early adoption is not permitted, and the FSP must be applied retrospectively to all instruments. Management does not believe this pronouncement will be applicable to the Company.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This pronouncement requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141(R), all business combinations will be accounted for by applying the acquisition method. The Statement is effective for periods beginning on or after December 15, 2008 and earlier application is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted this standard and it did not have a material impact on the consolidated financial statements for the six months ended June 30, 2008.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In November 2007, the FASB deferred for one year the application of the fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company has adopted the provisions of SFAS No. 157 related to financial assets and liabilities. The adoption did not have a material impact on the consolidated financial statements for the six months ended June 30, 2008. Beginning January 1, 2009, the Company will adopt the provisions for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which management does not expect to have a material impact on the consolidated financial statements.
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
     The Company currently believes that it is more likely than not that future earnings and reversal of deferred tax liabilities will be sufficient to permit the Company to utilize its domestic deferred tax assets recorded at June 30, 2008. The Company has $2.1 million of net operating losses (“NOL’s”) related to its Mexico operations. These NOL’s are not expected to be realized due to the level of future taxable income, and as such a valuation allowance has been applied to the full amount of NOL’s.
     The Company follows the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” As of June 30, 2008, there were $1.5 million of unrecognized tax benefits, all of which could have an impact on the effective tax rate, net of federal tax benefits, if recognized. The Company’s policy is to accrue interest and penalties associated with uncertain tax positions in income tax expense. At June 30, 2008, there was $402,000 of interest and penalties accrued in connection with uncertain tax positions. The tax years that remain open to examination by the major taxing jurisdictions to which the Company is subject range from 1996 to 2007. The Company’s major taxing jurisdictions have been identified as the United States, and the states of Texas, Louisiana and Colorado.

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
     If the average trading price of the 3.75% Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period (as defined below) equals $1,200 or more, the Company would be required to pay contingent interest. Contingent interest would be payable at a rate equal to 0.50% per annum during any six-month period, from May 7th to November 6th and from November 7th to May 6th, with the initial six-month period commencing May 7, 2008. For the period of May 7, 2008 to November 6, 2008 the 3.75% notes did not trade at or above $1,200 for the time period required and therefore, no contingent interest is payable.
     The Company may redeem in cash some or all of the 3.75% Notes at any time on or after May 14, 2008, at various redemption prices depending upon the date redeemed plus accrued but unpaid interest, including contingent interest. As of June 30, 2008, the Company has not elected to redeem any of the 3.75% Notes. Holders may require the Company to repurchase all or a portion of the 3.75% Notes on May 7, 2013 or May 7, 2018, and upon a change of control, as defined in the indenture governing the 3.75% Notes, at 100% of the principal amount of the 3.75% Notes, plus accrued but unpaid interest, including contingent interest, if any, to the date of repurchase, payable in cash.
     The 3.75% Notes are convertible into shares of common stock, upon the occurrence of certain events, at a conversion price of $6.45 per share. As of July 1, 2008, and at any time during the third quarter of 2008, the 3.75% Notes are convertible into shares of the Company’s common stock because the closing price per share of the Company’s common stock exceeded 110% of the conversion price ($7.10 per share) of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days ended on June 30, 2008. Between July 7, 2008 and July 8, 2008, two note holders exercised their right to convert $275,000 in principal amount of the notes into approximately 42,600 shares of the Company’s common stock, reducing the aggregate principal amount of the outstanding 3.75% Notes to $149.7 million. The 3.75% Notes will cease to be convertible after September 30, 2008, unless the trading price

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
of the Company’s common stock again exceeds (as it did in the second quarter) 110% of the conversion price of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days on the last trading day of the third quarter of 2008. In that event, the 3.75% Notes would remain convertible through the fourth quarter of 2008. The 3.75% Notes may also become convertible (or remain convertible) in the fourth quarter or other future periods if any of the other events that entitle holders to convert the 3.75% Notes occur.
Floating Rate Notes
     The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. The per annum interest rate will never be less than zero or more than 6.00%. For the three months ended June 30, 2008 and 2007, the interest rate on the Floating Rate Notes was 2.65% and 5.30%, respectively. These notes mature on April 1, 2024. The Floating Rate Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are not significant.
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
     The Floating Rate Notes are convertible into shares of common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share. As of July 1, 2008, and at any time during the third quarter of 2008, the Floating Rate Notes are convertible into shares of the Company’s common stock because the closing price per share of the Company’s common stock exceeded 120% of the conversion price ($7.81 per share) of the Floating Rate Notes for at least 20 trading days in the period of 30 consecutive trading days ended on June 30, 2008. The Floating Rate Notes will cease to be convertible after September 30, 2008, unless the trading price of the Company’s common stock again exceeds (as it did in the second quarter) 120% of the conversion price of the Floating Rate Notes for at least 20 trading days in the period of 30 consecutive trading days on the last trading day of the third quarter of 2008. In that event, the Floating Rate Notes would remain convertible through the fourth quarter of 2008. The Floating Rate Notes may also become convertible (or remain convertible) in the fourth quarter or other future periods if any of the other events that entitle holders to convert the Floating Rate Notes occur.
CIT Facility
     The Company’s subsidiary Grey Wolf Drilling Company L.P. has a $100.0 million credit facility with the CIT Group/Business Credit, Inc. (the “CIT Facility”) which expires December 31, 2008. The CIT Facility provides the Company with the ability to borrow up to the lesser of $100.0 million or 50% of the Orderly Liquidation Value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. Periodic interest payments are due at a floating rate based upon the Company’s debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $50.0 million available for letters of credit. The Company is required to pay a quarterly commitment fee ranging from 0.375% to 0.50% per

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
annum on the unused portion of the CIT Facility. Letters of credit accrue a fee of 1.25% per annum. These amounts are included in interest expense for the periods presented. The CIT Facility contains affirmative and negative covenants and the Company is in compliance with these covenants. Substantially all of the Company’s assets, including its drilling equipment, are pledged as collateral under the CIT Facility which is also guaranteed by the Company and certain of the Company’s wholly-owned subsidiaries.
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
     The Company currently has no outstanding balance under the CIT Facility and had $30.9 million of undrawn, standby letters of credit at June 30, 2008. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT Facility.
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The following tables set forth certain financial information with respect to the Company’s reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue
United States	$209,862	$227,520	$405,463	$469,533
Mexico	6,845	—	12,766	—

Total revenue	$216,707	$227,520	$418,229	$469,533

Operating Income
United States	$51,017	$65,733	$101,036	$158,033
Mexico	510	—	2,096	—

Total operating income	$51,527	$65,733	$103,132	$158,033

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
     The 2003 Plan replaced the Company’s 1996 Employee Stock Option Plan (the “1996 Plan”) but all outstanding awards previously granted under the 1996 Plan will continue to be exercisable subject to the terms and conditions of such grants. The 1996 Plan allowed for grants of non-statutory options to purchase shares of common stock, but no further grants of common stock will be made under the 1996 Plan. The 2003 Plan reserves a maximum of 22.0 million shares of common stock underlying all equity-based awards, which includes an additional 5.0 million shares that were approved by shareholders in 2007 and is reduced by the number of shares subject to previous grants under the 1996 Plan. At June 30, 2008, there were 5.4 million shares of common stock available for grant under the 2003 Plan until March 2013. Prior to 2003, the Company also granted options under stock option agreements with its outside directors that are outside of the 1996 Plan and the 2003 Plan. At June 30, 2008, these individuals had options outstanding to purchase an aggregate of 700,500 shares of common stock.

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
     As of June 30, 2008, the Company had 2.8 million shares of restricted stock outstanding under the 2003 Plan, which vest over periods of three to five years. Each share of restricted stock entitles the holder to one vote and the shares are only restricted due to time-related vesting conditions.
     As discussed in Note 2, the Company records expense for the value of stock options and restricted stock on a straight-line basis over the vesting period in accordance with SFAS No. 123(R).
(8) Treasury Stock
     On May 25, 2006, the Company announced that its Board of Directors approved a plan authorizing the repurchase of up to $100.0 million in shares of common stock in open market or in privately negotiated block-trade transactions. On September 25, 2007, the Company announced that its Board of Directors authorized a $50.0 million increase in the common stock repurchase program. The number of shares purchased and the timing of purchases is based on several factors, including the price of the common stock, general market conditions, available cash and alternate investment opportunities. The stock repurchase program is subject to termination prior to completion. As of June 30, 2008, the Company has repurchased 19.0 million shares under this program at a total price of $122.5 million. For the six months ended June 30, 2008, the Company repurchased 399,000 shares at a total price of $2.1 million.
     The Company also has treasury shares that were acquired through the vesting of restricted stock. The Company’s employees may elect to have shares withheld to cover required minimum payroll tax withholdings incurred when restricted stock vests. The number of shares withheld is based upon the market price of the common stock at the time of vesting. The Company then pays the taxes on the employees’ behalf and records the shares withheld as treasury stock. For the six months ended June 30, 2008, approximately 211,000 shares were acquired through such treasury share purchases at a cost of $1.3 million.
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
     For the six months ended June 30, 2008 and 2007, there were no customers representing greater than 10% of the Company’s revenue.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(10) Subsequent Event
     On April 21, 2008, the Company announced that its board of directors approved a definitive agreement with Basic Energy Services, Inc. (“Basic”) to combine the two businesses in a “merger of equals” transaction. On July 15, 2008, the Company announced that its proposed merger with Basic did not receive sufficient votes from its shareholders to approve the transaction at its special meeting of shareholders. As a result, the merger agreement with Basic was terminated on that day. The Company expects to take a pre-tax charge to earnings of approximately $17.0 million during the third quarter of 2008 related to transaction costs incurred in connection with the merger activities. This includes a $5.0 million termination fee payable to Basic and approximately $4.4 million of costs recorded in other non-current assets at June 30, 2008. Should the Company enter into an agreement of similar nature with another company within one year of the termination date of the agreement with Basic, the company may be required to pay Basic an additional $25.0 million fee upon consummation of the subsequent transaction.

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
Overview
     We are a leading provider of contract oil and gas land drilling services in the United States. As of July 31, 2008, we had a fleet of 122 rigs. Our customers include independent producers and major oil and gas companies. We conduct substantially all of our operations through our subsidiaries. Our business is cyclical and our financial results depend upon several factors. These factors include the overall demand for land drilling services, the dayrates we receive for our services, the level of demand for turnkey services, and our success drilling turnkey wells.
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
Termination of Definitive Merger Agreement and Review of Strategic Alternatives
     On April 20, 2008, our board of directors approved a definitive merger agreement with Basic Energy Services, Inc. (“Basic”), a major well site services provider, to combine the two businesses in a “merger of equals” transaction. On July 15, 2008, we announced that our proposed merger with Basic did not receive sufficient votes from Grey Wolf shareholders to approve the transaction. As a result, Grey Wolf and Basic terminated their merger agreement on that day. We expect to take a pre-tax charge to earnings of approximately $17.0 million during the third quarter of 2008 related to transaction costs incurred in connection with the merger activities. This includes a $5.0 million termination fee paid to Basic and approximately $4.4 million of costs recorded in other non-current assets at June 30, 2008. Should we enter into an agreement of similar nature with another company within one year of the termination date of our agreement with Basic, we may be required to pay Basic an additional $25.0 million fee upon consummation of the subsequent transaction.
     In light of this development, our Board of Directors plans to review alternatives for enhancing shareholder value. This review will include an update to our existing strategic plan and will encompass consideration of continued internal growth by remaining independent, acquisitions, mergers, sale of the Company, strategic alliances, joint ventures and financial alternatives. The Board has engaged UBS Investment Bank as its independent financial advisor to assist us in conducting this review. We can give no assurance that the review will result in any specific transaction and no timetable has been set for its completion. We expect to incur additional costs in connection with the strategic review, an amount for which is not currently determinable. We do not intend to disclose developments relating to this review unless and until our Board of Directors approves a specific agreement or transaction.
New Rig Purchases
     In September 2007, we entered into three-year term contracts with two exploration and production companies to deploy two new 1,500 horsepower built-for-purpose rigs. These rigs are designed to drill multiple wells from a single well site location. One of these rigs began working in July 2008 and the remaining rig is expected to be delivered and begin working in the fourth quarter of 2008. The expected purchase price per rig is approximately $22.2 million, and these rigs will be deployed in the Rocky Mountain market. The Company expects to recover the majority of the cost of the capital expended for these rigs over their initial long-term contracts. With the addition of these rigs, our fleet is expected to total 123 rigs by the end of 2008.
Rig Activity
     The land rig count per Baker Hughes has continued to increase from a low in 2007 of 1,610 rigs to 1,864 rigs on July 25, 2008. The influx of newly-built land drilling rigs during the last two years created some excess capacity in the land drilling market. This new build activity has lessened considerably during the first half of 2008. The excess capacity of rigs in the market has pressured the average number of rigs we have working. Our long-term contract portfolio has partially protected us from the declines in the land drilling market and bolstered our results. We have recently seen an increase in our average rigs running, with an average of 112 rigs for the week ended July 25, 2008. The table below shows the average number of land rigs working in the United States according to the Baker Hughes rotary rig count and the average number of our rigs working.

Domestic	2006	2007					2008
Land Rig	Full					Full			7/1
Count	Year	Q-1	Q-2	Q-3	Q-4	Year	Q-1	Q-2	to 7/25
Baker Hughes	1,535	1,626	1,653	1,691	1,705	1,669	1,690	1,775	1,842

Grey Wolf	108	110	104	104	103	105	100	105	109
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
     During 2008, we have seen greater interest in term contracts from our customers, as evidenced by the recent increase in our long term contract portfolio. As of the date of this report, we have 14 rigs working under renewed term contracts since the first quarter of 2008. We also have 18 rigs currently working under term contracts that were working under spot market dayrate contracts prior to the second quarter of 2008. In addition, we have renewed two term contracts and obtained nine new term contracts that begin later this year or early in 2009. Only six rigs have moved off of term contracts since the beginning of 2008. At June 30, 2008, we had approximately 29,500 rig days contracted under term contracts, as compared with 25,900 rig days under term contract at June 30, 2007. Our rig days under contract at June 30, 2008 are approximately equivalent to an average of 66 rigs working under term contracts for the remaining two quarters in 2008 and an average of 38 rigs working for 2009. These term contracts are expected to provide revenue of approximately $435.5 million in 2008 and $281.4 million in 2009. At July 31, 2008 we had 66 rigs working under term contracts, representing 54% of our total rig fleet.

Drilling Contract Rates
     As noted above, the demand for our services has been increasing as shown in the increase in the land rig count. Following this increase in demand, there has been an upward movement in leading edge spot market daywork bid rates which now range from $18,000 to $23,500 per rig day, without fuel or top drives. These rates have increased from $15,000 to $21,000 per rig day in April 2008. A rig day is defined as a twenty-four hour period in which a rig is under contract and should be earning revenue.
     In addition to our fleet of drilling rigs, we owned 33 top drives at July 31, 2008. Top drive utilization for the month of July 2008 was 73%. Rates are as much as $3,300 per rig day. These rates are in addition to the above stated rates for our rigs.
Turnkey Contract Activity
     Turnkey work is an important part of our business and operating strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher revenues and earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) per rig day worked than under daywork contracts (see discussion under Reconciliation of Non-GAAP Financial Measures regarding the use of EBITDA and EBITDA per rig day). However, under turnkey contracts we are typically required to bear additional operating costs (such as drill bits) and risk (such as loss of hole) that would otherwise be assumed by the customer under daywork contracts. For the quarter ended June 30, 2008, our turnkey EBITDA was $16,598 per rig day, compared to daywork EBITDA of $7,840 per rig day, and our turnkey revenue per rig day was $61,759 compared to $19,819 per rig day for daywork. For the quarter ended June 30, 2008, turnkey work represented 7% of total days worked compared to 7% in the first quarter of 2008 and 8% in the second quarter of 2007. Turnkey EBITDA represented 14% of total company EBITDA in the second quarter of 2008, compared to 10% in both the first quarter of 2008 and the second quarter 2007. EBITDA generated on turnkey contracts can vary widely based upon a number of factors, including the location of the contracted work, the depth and level of complexity of the wells drilled and the ultimate success of drilling the well.
Stock Repurchase Program
     We may from time to time make purchases of common stock up to $150.0 million in open market or in privately negotiated block-trade transactions. As of July 31, 2008, we have repurchased 19.0 million shares at a total cost of $121.9 million, exclusive of other direct costs, under the program. The number of shares to be purchased and the timing of purchases will be based on a number of factors: the price of the common stock, general market conditions, available cash and alternate investment opportunities. We may terminate the stock repurchase program prior to completion.
Financial Outlook
     As noted, we are seeing additional demand for our services which should continue to improve our utilization of working rigs and require us to return some stacked rigs to work. Leading edge daywork bid rates have improved due to this higher demand and what we believe to be our customers’ confidence in commodity prices has sparked more interest in long-term contracts and renewals. The ability to provide equipment that addresses the challenges of deep, directional or multi-well site drilling is critical to meeting our customers’ needs in the most active domestic land drilling markets. Additionally, our fleet is well suited to these drilling opportunities given the recent acquisition of new rigs and substantial rig upgrades completed over the past three to four years.
     Oil and natural gas prices remain historically strong with the twelve-month strips at $125.58 per barrel and $9.61 per mmbtu at July 31, 2008, respectively. Natural gas decline rates are steeper than ever in the United States and Canada and we believe it will take more rigs running to meet the United States’ long-term natural gas requirements.

     During the third quarter of 2008, we expect to average 108 to 111 rigs working, with seven to nine of these rigs performing turnkey services. In addition, we expect average daywork EBITDA per rig day to increase by $400 to $600 due to the continuing improvement in our drilling markets. We also expect depreciation expense of approximately $27.5 million, interest expense of approximately $2.7 million and an effective tax rate of approximately 37% for the third quarter of 2008. We also expect to take a pre-tax charge to earnings of approximately $17.0 million (or approximately $0.05 per diluted share) during the third quarter as a result of the shareholder vote and related termination on July 15, 2008 of a proposed merger with Basic.
     These projections are forward-looking statements and, while we believe our estimates are reasonable, we can give no assurance that such expectations or the assumptions that underlie such expectations will prove to be correct.
Critical Accounting Policies
     Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make subjective estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. However, these estimates, judgments and assumptions concern matters that are inherently uncertain. Accordingly, actual amounts and results could differ from these estimates made by management, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments. The accounting policies that we believe are critical relate to property and equipment, impairment of long-lived assets, goodwill, revenue recognition, insurance accruals, and income taxes.
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
     The demand for land drilling services is cyclical and has historically resulted in fluctuations in rig utilization and we believe these fluctuations will continue in the future. The likelihood of an asset impairment increases during extended periods of low rig utilization.
     Each year we evaluate our rigs available for refurbishment, if any, and determine our intentions for their future use. This evaluation takes into consideration, among other things, the physical condition and marketability of the rig, and projected reactivation or refurbishment cost. To the extent that our estimates of refurbishment and reactivation cost, undiscounted future net cash flows or fair market value change or there is a deterioration in the physical condition of the rigs available for refurbishment, we could be required under SFAS No. 144 to record an impairment charge. During the first six months of 2008, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable.
Goodwill
     During 2004, we completed the acquisition of New Patriot Drilling Corp., which was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.” In conjunction with the purchase price allocation for this acquisition, we recorded goodwill of $10.4 million.
     Goodwill represents the excess of costs over the fair value of assets of businesses acquired. None of the goodwill resulting from this acquisition is deductible for tax purposes. We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of this statement. During the first six months of 2008, no impairment of our goodwill was recorded.
Revenue Recognition
     Revenues are earned under daywork and turnkey contracts. Revenue from daywork contracts is recognized when it is realized or realizable and earned. On daywork contracts, revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. For certain contracts, we receive lump-sum fees for mobilization of equipment. Mobilization fees and the related costs are deferred and amortized over the contract term. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date compared to our estimate of the total contract costs. Under the percentage-of-completion method, we make estimates of the total contract costs to be incurred, and to the extent these estimates change, the amount of revenue recognized could be affected. The significance of the accrued turnkey revenue varies from period to period depending on the timing of our turnkey projects, the overall level of demand for our services and the portion of that demand that is for turnkey services. At June 30, 2008, there were eight turnkey wells in progress versus 11 wells at June 30, 2007, with accrued revenue of $17.6 million and $24.6 million, respectively at such dates. Anticipated losses, if any, on uncompleted contracts are recorded at the time our estimated costs exceed the contract revenue.
Insurance Accruals
     We maintain insurance coverage related to workers’ compensation and general liability claims up to $1.0 million per occurrence with an aggregate of $2.0 million for general liability claims. These policies include deductibles of $500,000 per occurrence for workers’ compensation coverage and $250,000 per occurrence for general liability coverage. If losses should exceed the workers’ compensation and general liability policy amounts, we have excess liability coverage up to a maximum of

$100.0 million. At June 30, 2008 and December 31, 2007, we had $21.9 million and $19.9 million, respectively, accrued for losses incurred within the deductible amounts for workers’ compensation, general liability claims and for uninsured claims. These amounts are included in current accrued workers’ compensation and other long-term liabilities on the balance sheet.
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
     We follow the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” As of June 30, 2008, we had $1.5 million of unrecognized tax benefits, all of which could have an impact on the effective tax rate, net of federal tax benefits, if recognized. Our policy is to accrue interest and penalties associated with uncertain tax positions in income tax expense. At June 30, 2008, there was $402,000 of interest and penalties accrued in connection with uncertain tax positions. The tax years that remain open to examination by the major taxing jurisdictions to which we are subject range from 1996 to 2007. We have identified our major taxing jurisdictions as the United States, and the states of Texas and Louisiana.

Financial Condition and Liquidity
     The following table summarizes our financial condition as of June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
	(Unaudited)
	(Dollars in thousands)
	Amount	%	Amount	%
Working capital	$369,543	31	$338,804	31
Property and equipment, net	781,952	66	737,944	67
Goodwill	10,377	1	10,377	1
Other noncurrent assets, net	20,598	2	16,153	1

Total	$1,182,470	100	$1,103,278	100

Long-term debt	$275,000	23	$275,000	25
Other long-term liabilities	181,954	15	168,769	15
Shareholders’ equity	725,516	62	659,509	60

Total	$1,182,470	100	$1,103,278	100

Significant Changes in Financial Condition
     The significant changes in our financial condition from December 31, 2007 to June 30, 2008 are an increase in working capital of $30.7 million, an increase in net property and equipment of $44.0 million, and an increase in shareholders’ equity of $66.0 million.
     The increase in working capital is primarily the result of higher balances in cash and cash equivalents being partially offset by an increase in trade accounts payable and a decrease in accounts receivable. The increase in cash and cash equivalents is due primarily to net income for the first six months of 2008. The increase in accounts payable is primarily due to the timing of payments made for capital expenditures and operating costs. The decrease in accounts receivable is due to the timing of collections.
     The increase in net property and equipment is primarily due to capital expenditures made during 2008. Capital expenditures of $96.1 million in 2008 included costs for betterments and improvements to our rigs, new rig purchases, the acquisition of drill pipe and drill collars, top drive purchases, and other capital items. The increase in shareholders’ equity is primarily due to net income for the period.
Long-Term Debt
     As of June 30, 2008, our $275.0 million of long-term debt consists of $150.0 million of 3.75% Contingent Convertible Senior Notes due 2023 (the “3.75% Notes”) and $125.0 million of Floating Rate Contingent Convertible Senior Notes due 2024 (the “Floating Rate Notes”). Our subsidiary, Grey Wolf Drilling Company L.P., has a $100.0 million credit facility with the CIT Group/Business Credit, Inc. (the “CIT Facility”) which expires on December 31, 2008.
3.75% Notes
     The 3.75% Notes bear interest at 3.75% per annum and mature on May 7, 2023. The 3.75% Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are not significant.
     If the average trading price of the 3.75% Notes per $1,000 principal amount for the five trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period (as defined below) equals $1,200 or more, we would be required to pay contingent interest. Contingent interest would be payable at a rate equal to 0.50% per annum during any six-month period, from May 7th to November 6th and from November 7th to May 6th, with the initial six-month period commencing May 7, 2008. For the period of May 7, 2008 to November 6, 2008 the 3.75% notes did not trade at or above $1,200 for the time period required and therefore, no contingent interest is payable.
     We may redeem in cash some or all of the 3.75% Notes at any time on or after May 14, 2008, at various redemption prices depending upon the date redeemed plus accrued but unpaid interest, including contingent interest. As of the date of this report, we have not elected to redeem any of the 3.75% Notes. Holders may require us to repurchase all or a portion of their 3.75% Notes on May 7, 2013 or May 7, 2018, and upon a change of control, as defined in the indenture governing the 3.75% Notes, at 100% of the principal amount of the 3.75% Notes, plus accrued but unpaid interest, including contingent interest, if any, to the date of repurchase, payable in cash.
     The 3.75% Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.45 per share. As of July 1, 2008, and at any time during the third quarter of 2008, the 3.75% Notes are convertible into shares of our common stock because the closing price per share of our common stock exceeded 110% of the conversion price ($7.10 per share) of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days ended on June 30, 2008. Between July 7, 2008 and July 8, 2008, two note holders exercised their right to convert $275,000 in principal amount of the notes into approximately 42,600 shares of our common stock, reducing the aggregate principal amount of the outstanding 3.75% Notes to $149.7 million. The 3.75% Notes will cease to be convertible after September 30, 2008, unless the trading price of our common stock again exceeds (as it did in the second quarter) 110% of the conversion price of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days on the last trading day of the third quarter of 2008. In that event, the 3.75% Notes would remain convertible through the fourth quarter of 2008. The 3.75% Notes may also become convertible (or remain convertible) in the fourth quarter or other future periods if any of the other events that entitle holders to convert the 3.75% Notes occur.
Floating Rate Notes
     The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05% but will never be less than zero or more than 6.00%. For the three months ended June 30, 2008 and 2007, the interest rate on the Floating Rate Notes was 2.65% and 5.30%, respectively. For the third quarter of 2008, the interest rate has been set at 2.74%. These notes mature on April 1, 2024. The Floating Rate Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are not significant.
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
     The Floating Rate Notes are convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share. As of July 1, 2008, and at any time during the third quarter of 2008, the Floating Rate Notes are convertible into shares of our common stock because the closing price per share of our common stock exceeded 120% of the conversion price ($7.81 per share) of the Floating Rate Notes for at least 20 trading days in the period of 30 consecutive trading days ended on June 30, 2008. As of the date of this report, none of the note holders had exercised their right to convert the Floating Rate Notes into shares of our common stock. The Floating Rate Notes will cease to be convertible after September 30, 2008, unless the trading price of our common stock again exceeds (as it did in the second quarter) 120% of the conversion price of the Floating Rate Notes for at least 20 trading days in the period of 30 consecutive trading days on the last trading day of the third quarter of 2008. In that event, the Floating Rate Notes would remain convertible through the fourth quarter of 2008. The Floating Rate Notes may also become convertible (or remain convertible) in the fourth quarter or other future periods if any of the other events that entitle holders to convert the Floating Rate Notes occur.
CIT Facility
     The CIT Facility provides us with the ability to borrow up to the lesser of $100.0 million or 50% of the Orderly Liquidation Value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. Periodic interest payments are due at a floating rate based upon our debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $50.0 million available for letters of credit. We are required to pay a quarterly commitment fee ranging from 0.375% to 0.50% per annum on the unused portion of the CIT Facility. Letters of credit accrue a fee of 1.25% per annum. These amounts are included in interest expense for the periods presented. The CIT Facility contains affirmative and negative covenants and we are in compliance with these covenants. Substantially all of our assets, including our drilling equipment, are pledged as collateral under the CIT Facility which is also secured by a guarantee of Grey Wolf, Inc. and guarantees of certain of our wholly-owned subsidiaries.
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

Cash Flow
     The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
	(Unaudited)
Net cash provided by (used in):
Operating activities	$172,218	$190,319
Investing activities	(104,214)	(120,349)
Financing activities	(2,644)	(8,014)

Net increase in cash	$65,360	$61,956

     Our cash flows from operating activities are affected by a number of factors including the number of rigs working under contract, whether the contracts are daywork or turnkey, and the rate received for these services. Our cash flow from operating activities were $18.1 million lower for the first six months of 2008 compared to the same period in 2007. This decrease is due primarily to lower net income period over period.
     Cash flow used in investing activities for the six months ended June 30, 2008 consisted of $96.1 million of capital expenditures compared to $122.8 million of capital expenditures for the six months ended June 30, 2007. Capital expenditures in 2008 and 2007 included betterments and improvements to our rigs, the purchase of new rigs, the acquisition of drill pipe and collars, the purchase of top drives and other capital items.
     Cash flow used in financing activities for the six months ended June 30, 2008 consisted primarily of $3.5 million in treasury stock purchases compared to $11.5 million in treasury stock purchases for the six months ended June 30, 2007.
Projected Cash Sources and Uses
     We expect to use cash generated from operations to meet our cash requirements, including debt service on the 3.75% Notes and Floating Rate Notes, capital expenditures in 2008, tax payments, and common stock repurchases. We will make quarterly interest payments on the Floating Rate Notes on January 1, April 1, July 1 and October 1 of each year and semi-annual interest payments of $2.8 million on the 3.75% Notes on May 7 and November 7 of each year as long as those notes are outstanding. We believe that we will have sufficient cash from operations to meet these requirements. In future periods, we will continue to make interest payments on our Floating Rate Notes and 3.75% Notes through the maturity dates. Since 2004, we have generated sufficient earnings to cover debt related fixed charges, including interest. To the extent that we are unable to generate sufficient cash from operations, we would be required to use cash on hand or draw on our CIT Facility. In addition, under our previously announced stock repurchase program, we have the ability to repurchase $28.1 million in common stock as of July 31, 2008, representing the remaining amount approved under the plan.

     Capital expenditures for 2008 are projected to be between $160 million and $170 million. This includes approximately $34.6 million, net of $9.8 million of deposits made in 2007, for the purchase of two new built-for-purpose rigs. We have obtained long-term contracts on each of these rigs which, in the aggregate, are expected to generate revenue of approximately $47.4 million over the term of the contracts. One of the new rigs began drilling in July of 2008, while the other is expected to begin drilling in the fourth quarter of 2008.
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
Results of Operations
     Our drilling contracts generally provide compensation on either a daywork or turnkey basis. Successfully completed turnkey contracts generally result in higher revenues per rig day worked than under daywork contracts. EBITDA per rig day worked on successful turnkey jobs are also generally greater than under daywork contracts, although we are typically required to bear additional operating costs (such as drill bits) and risk (such as loss of hole) that would otherwise be assumed by the customer under a daywork contract. Contract drilling revenues and EBITDA on turnkey contracts are affected by a number of variables, which include location of the contracted work, the depth of the well, geological complexities and the actual difficulties encountered in drilling the well.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Dollars in thousands)
		(Unaudited)
Earnings before interest expense, income taxes, depreciation and amortization	$80,512	$91,723	$162,363	$208,596
Depreciation and amortization	(26,994)	(22,397)	(54,753)	(43,811)
Interest expense	(2,709)	(3,438)	(6,046)	(6,930)
Total income tax expense	(18,511)	(24,180)	(37,943)	(57,569)

Net income applicable to common shares	$32,298	$41,708	$63,621	$100,286

Comparison of the Three Months Ended June 30, 2008 and 2007
     The following table highlights rig days worked, contract drilling revenues, and EBITDA for our daywork and turnkey operations for the three months ended June 30, 2008 and 2007.

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations	Total	Operations	Operations	Total
	(Dollars in thousands except averages per rig day worked)
	(Unaudited)
Rig days worked	8,862	665	9,527	8,715	761	9,476

Contract drilling revenues	$175,637	$41,070	$216,707	$186,225	$41,295	$227,520
Drilling operations expenses	(100,280)	(29,673)	(129,953)	(100,762)	(31,545)	(132,307)
General and administrative expenses	(7,731)	(490)	(8,221)	(6,659)	(500)	(7,159)
Interest income	1,860	131	1,991	3,303	290	3,593
Gain (loss) on sale of assets	(12)	—	(12)	72	4	76

EBITDA	$69,474	$11,038	$80,512	$82,179	$9,544	$91,723

Average per rig day worked:
Contract drilling revenues	$19,819	$61,759	$22,747	$21,368	$54,264	$24,010
EBITDA	$7,840	$16,598	$8,451	$9,430	$12,541	$9,680
     Our EBITDA decreased by $11.2 million, or 12%, to $80.5 million for the quarter ended June 30, 2008 compared with the same period in 2007. The decrease resulted from a $12.7 million decrease in EBITDA from daywork operations being partially offset by a $1.5 million increase in EBITDA from turnkey operations. On a per rig day basis, our EBITDA decreased by $1,229 per rig day, or 13%, to $8,451 in the second quarter of 2008 from $9,680 for the same period in 2007. This decrease included a $1,590 per rig day decrease from daywork operations offset by a $4,057 per rig day increase from turnkey operations. Total general and administrative expenses increased by $1.1 million due primarily to higher costs for stock-based compensation and higher payroll costs. Total interest income decreased by $1.6 million due to lower interest rates during the second quarter of 2008 compared with the same period in 2007.

Daywork Operations
     Despite the slight increase in rig days worked, the decrease in daywork EBITDA discussed above was due primarily to lower dayrates in the second quarter of 2008 versus the same period in 2007. Contract drilling revenue per rig day decreased $1,549, or 7% due to declining dayrates as a result of the excess capacity of land rigs in the industry that began in 2007. Our rig days worked increased 147 days, or 2%, for the second quarter of 2008 compared with the same period in 2007 as a result of the recent increase in demand for our services.
Turnkey Operations
     Turnkey EBITDA was higher in the second quarter of 2008 compared to the second quarter of 2007 primarily due to the success of the wells drilled period over period. The complexity and success of the wells drilled are contributing factors to EBITDA and EBITDA per rig day fluctuations.
Other
     Depreciation and amortization expense increased by $4.6 million, or 21%, to $27.0 million for the three months ended June 30, 2008, compared to the same period in 2007. The increase in depreciation and amortization expense was due to capital expenditures made during 2007 and 2008, including the cost to purchase and construct new rigs.
     Interest expense decreased by $729,000, or 21%, to $2.7 million for the three months ended June 30, 2008 from $3.4 million for the same period in 2007. This decrease is due primarily to a lower average interest rate on our Floating Rate Notes during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. There has been no change in our debt balance that would have impacted interest expense for either period.
     Our income tax expense decreased by $5.7 million to $18.5 million for second quarter of 2008 compared to the same period in 2007. The decrease is primarily due to the lower level of income for the second quarter of 2008.

Comparison of the Six Months Ended June 30, 2008 and 2007
     The following tables highlight rig days worked, contract drilling revenue and EBITDA for our daywork and turnkey operations for the six months ended June 30, 2008 and 2007.

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations	Total	Operations	Operations	Total
	(Dollars in thousands except averages per rig day worked)
	(Unaudited)
Rig days worked	17,395	1,269	18,664	18,017	1,380	19,397

Contract drilling revenues	$347,981	$70,248	$418,229	$393,589	$75,944	$469,533
Drilling operations expenses	(193,180)	(50,281)	(243,461)	(200,625)	(52,635)	(253,260)
General and administrative expenses	(15,850)	(983)	(16,833)	(13,617)	(941)	(14,558)
Interest income	4,182	296	4,478	6,264	488	6,752
Gain on sale of assets	(48)	(2)	(50)	110	19	129

EBITDA	$143,085	$19,278	$162,363	$185,721	$22,875	$208,596

Average per rig day worked:
Contract drilling revenues	$20,005	$55,357	$22,408	$21,845	$55,032	$24,206
EBITDA	$8,226	$15,191	$8,699	$10,308	$16,576	$10,754
     Our EBITDA decreased by $46.2 million, or 22%, to $162.4 million for the six months ended June 30, 2008 compared to the same period in 2007. The decrease resulted from a $42.6 million decrease in EBITDA from daywork operations and a $3.6 million decrease in EBITDA from turnkey operations. On a per rig day basis, our total EBITDA decreased by $2,055 per rig day, or 19% to $8,699 for the first six months of 2008 from $10,754 for the same period in 2007. This decrease included a $2,082 per rig day decrease from daywork operations and a $1,385 per rig day decrease from turnkey operations. Total general and administrative expenses increased by $2.3 million due primarily to higher costs for stock-based compensation and higher payroll costs. Total interest income decreased by $2.3 million due to lower interest rates during the first six months of 2008 compared with the same period in 2007.
Daywork Operations
     The decrease in daywork EBITDA discussed above was due primarily to lower dayrates and decreased rig activity in the first six months of 2008 versus the same period in 2007. Contract drilling revenue per rig day decreased $1,840, or 8% due to declining dayrates as a result of the excess capacity of land rigs in the industry that began in 2007. Our rig days worked declined 622 days, or 3%, for the first six months of 2008 compared with the same period in 2007 due to the excess rig capacity.
Turnkey Operations
     Turnkey EBITDA was lower for the six months ended June 30, 2008 due to a decrease in rig days worked and lower revenues on turnkey contracts. Rig days worked decreased by 111 days, or 8% for the six months ended June 30, 2008 compared to the same period in 2007. Also, differences in the complexity and success of the wells drilled between the two periods contributed to the decreased EBITDA and EBITDA per rig day.

Other
     Depreciation and amortization expense increased by $10.9 million, or 25%, to $54.8 million for the six months ended June 30, 2008 compared to the same period in 2007. Depreciation and amortization expense is higher due to capital expenditures made during 2007 and 2008, including the cost to purchase and construct new rigs.
     Interest expense decreased by $884,000, or 13%, to $6.0 million for the six months ended June 30, 2008 from $6.9 million for the same period in 2007. This decrease is due primarily to a lower average interest rate on our Floating Rate Notes during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. There has been no change in our debt balance that would have impacted interest expense for either period.
     Our income taxes decreased by $19.6 million to $37.9 million for the six months ended June 30, 2008 compared to the same period in 2007. The decrease is primarily due to the lower level of income.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates on the Floating Rate Notes and the CIT Facility. The Floating Rate Notes bear interest at a per annum rate which is equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. We had $125.0 million of the Floating Rate Notes outstanding at June 30, 2008. A 1% change in the interest rate on the Floating Rate Notes would change our interest expense by $1.3 million on an annual basis. However, the annual interest on the Floating Rate Notes will never be below zero or more than 6.00%, which could yield interest expense ranging from zero to $7.5 million on an annual basis. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. We have no outstanding balance under the CIT Facility at July 31, 2008 and as such have no exposure under this facility to a change in interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, under the supervision, and with participation, of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
Item 1a. Risk Factors
     There have been no material changes to our risk factors, except as noted below, since we last reported under Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2007.
     We have incurred significant transaction costs in connection with the terminated merger with Basic Energy Services, Inc. (“Basic”).
     We expect to pay significant transaction costs in connection with the activities of the terminated merger. These transaction costs include investment banking, legal and accounting fees and expenses, expenses associated with the financing of the merger, governmental filing fees, printing expenses, mailing expenses and other related charges. We expect to take a pre-tax charge to earnings of approximately $17.0 million during the third quarter of 2008 related to these transaction costs, including a $5.0 million termination fee paid to Basic. Should we enter into an agreement of similar nature with another company within one year of the termination date of the agreement with Basic, we may be required to pay Basic an additional $25.0 million fee upon consummation of the subsequent transaction.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information relating to Grey Wolf’s repurchase of common stock during the three months ended June 30, 2008 (in thousands, except average price paid per share):

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid per	Announced	Under the
Period	Purchased(1)	Share	Program	Program(2)
April 1, 2008 to April 30, 2008	3	$7.09	—	$28,070
May 1, 2008 to May 31, 2008	4	$7.82	—	$28,070
June 1, 2008 to June 30, 2008	1	$9.38	—	$28,070

(1)	Our employees may elect to have shares of stock withheld to cover payroll taxes when shares of restricted stock vest. We then pay the taxes on their behalf and hold the shares withheld as treasury stock. We had approximately 8,000 of such treasury share purchases during the three months ended June 30, 2008. These share repurchases are not covered under a publicly announced program.

(2)	On May 25, 2006, we announced that our Board of Directors approved a plan authorizing the repurchase of up to $100.0 million of Grey Wolf common stock in open market or in privately negotiated block-trade transactions. On September 25, 2007, we announced that our Board of Directors authorized a $50.0 million increase in our common stock repurchase program for a total of $150.0 million. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of the common stock, general market conditions, available cash and alternate investment opportunities. The stock repurchase program is subject to termination prior to completion.

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
Item 5. Other Information
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:
•	business strategy;

•	demand for our services;

•	spending by our customers;

•	projected rig activity;

•	increases in rig supply and its effects on us;

•	projected dayrates;

•	projected interest expense;

•	projected tax rate;

•	rigs expected to be engaged in turnkey operations;

•	cost of building new rigs, delivery times and deployment destinations of these rigs;

•	the ability to recover the purchase price of rigs from term contracts;

•	the availability and financial terms of term contracts;

•	wage rates and retention of employees;

•	sufficiency of our capital resources and liquidity;

•	projected depreciation and capital expenditures;

•	future common stock repurchases by us;

•	projected sources and uses of cash; and

•	matters discussed in Item 2 under the caption “Financial Outlook.”
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

GREY WOLF, INC.
Date: August 6, 2008	By:	/s/ David W. Wehlmann
David W. Wehlmann
Executive Vice President and Chief Financial Officer