Form 10-Q
period 2008-09-30
GREY WOLF INC
filed 2008-11-04
CIK 320186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-8226

Grey Wolf, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-2144774
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10370 Richmond Avenue, Suite 600 Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The number of shares of the registrant’s common stock, par value $0.10 per share, outstanding at October 31, 2008, was 179,060,872.

GREY WOLF, INC. AND SUBSIDIARIES

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$290,226	$247,701
Restricted cash	867	847
Accounts receivable, net of allowance of $2,922 at September 30, 2008 and $3,169 at December 31, 2007	182,217	176,466
Prepaids and other current assets	10,585	13,337
Deferred tax assets	6,949	5,145

Total current assets	490,844	443,496
Property and equipment:
Land, buildings and improvements	9,630	8,534
Drilling equipment	1,463,254	1,331,401
Furniture and fixtures	6,043	5,397

Total property and equipment	1,478,927	1,345,332
Less: accumulated depreciation	(689,046)	(607,388)

Net property and equipment	789,881	737,944
Goodwill	10,377	10,377
Other noncurrent assets, net	30,785	16,153

	$1,321,887	$1,207,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$63,814	$52,557
Accrued workers’ compensation	6,086	7,608
Payroll and related employee costs	16,356	15,439
Accrued interest payable	3,325	2,553
Current income taxes payable	3,670	14,705
Other accrued liabilities	15,138	11,830

Total current liabilities	108,389	104,692
Contingent convertible senior notes	274,725	275,000
Other long-term liabilities	20,563	18,126
Deferred income taxes	165,468	150,643
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Series B Junior Participating Preferred stock; $1 par value; 250,000 shares authorized; none outstanding	—	—
Common stock; $0.10 par value; shares authorized: 500,000,000; shares issued: 198,272,887 at September 30, 2008 and 197,045,996 at December 31, 2007; shares outstanding: 178,937,722 at September 30, 2008 and 178,345,603 at December 31, 2007	19,827	19,704
Additional paid-in capital	402,743	393,894
Treasury stock, at cost: 19,335,165 shares at September 30, 2008 and 18,700,393 shares at December 31, 2007	(124,767)	(121,096)
Retained earnings	454,939	367,007

Total shareholders’ equity	752,742	659,509

	$1,321,887	$1,207,970

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Contract drilling revenue	$234,150	$223,999	$652,379	$693,532

Costs and expenses:
Drilling operations	141,341	136,947	384,802	390,207
Depreciation and amortization	27,744	24,355	82,497	68,166
General and administrative	7,721	6,757	24,554	21,315
Merger activity costs	18,327	—	18,327	—
(Gain) loss on sale of assets	(11)	(42)	39	(171)

Total costs and expenses	195,122	168,017	510,219	479,517

Operating income	39,028	55,982	142,160	214,015

Other income (expense):
Interest income	1,656	3,334	6,134	10,086
Interest expense	(2,564)	(3,521)	(8,610)	(10,451)

Other income (expense), net	(908)	(187)	(2,476)	(365)

Income before income taxes	38,120	55,795	139,684	213,650

Income tax expense:
Current	11,602	15,205	38,731	59,492
Deferred	2,207	5,002	13,021	18,284

Total income tax expense	13,809	20,207	51,752	77,776

Net income	$24,311	$35,588	$87,932	$135,874

Net income per common share (Note 2):
Basic	$0.14	$0.19	$0.50	$0.74

Diluted	$0.12	$0.17	$0.42	$0.63

Weighted average common shares outstanding:
Basic	176,221	182,599	175,999	182,875

Diluted	220,595	226,292	219,991	226,533

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands)

	Common Stock		Additional	Treasury Stock
	Number of	Amount,	Paid-in	Number of	Amount,	Retained
	Shares	at $0.10 par value	Capital	Shares	at cost	Earnings	Total

Balance, December 31, 2006	185,936	$19,523	$383,482	9,292	$(65,119)	$195,908	$533,794

Adjustment for the adoption of FASB Interpretation No. (FIN) 48	—	—	—	—	—	1,207	1,207
Exercise of stock options	802	80	2,785	—	—	—	2,865
Tax effect of share-based payments	—	—	749	—	—	—	749
Issuance of restricted stock, net of forfeitures	1,016	101	(101)	—	—	—	—
Stock-based compensation expense	—	—	6,979	—	—	—	6,979
Purchase of treasury stock	(9,408)	—	—	9,408	(55,977)	—	(55,977)
Comprehensive net income	—	—	—	—	—	169,892	169,892

Balance, December 31, 2007	178,346	19,704	393,894	18,700	(121,096)	367,007	659,509
Exercise of stock options	205	21	1,010	—	—	—	1,031
Tax effect of share-based payments	—	—	(55)	—	—	—	(55)
Issuance of common stock	43	4	271	—	—	—	275
Issuance of restricted stock, net of forfeitures	979	98	(98)	—	—	—	—
Stock-based compensation expense	—	—	7,721	—	—	—	7,721
Purchase of treasury stock	(635)	—	—	635	(3,671)	—	(3,671)
Comprehensive net income	—	—	—	—	—	87,932	87,932

Balance, September 30, 2008 (unaudited)	178,938	$19,827	$402,743	19,335	$(124,767)	$454,939	$752,742

See accompanying notes to consolidated financial statements

GREY WOLF, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$87,932	$135,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,497	68,166
Deferred income taxes	13,021	18,284
(Gain) loss on sale of assets	39	(171)
Stock-based compensation expense	7,721	5,072
Excess tax benefit of stock option exercises and vested restricted stock	(174)	(708)
Net effect of changes in assets and liabilities related to operating accounts	4,320	9,163

Cash provided by operating activities	195,356	235,680

Cash flows from investing activities:
Property and equipment additions	(131,930)	(190,131)
Deposits for new rig purchases	(20,617)	(4,726)
Proceeds from sale of property and equipment	2,182	3,019

Cash used in investing activities	(150,365)	(191,838)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,031	2,865
Excess tax benefit of stock option exercises and vested restricted stock	174	708
Purchase of treasury stock	(3,671)	(22,039)

Cash used in financing activities	(2,466)	(18,466)

Net increase in cash and cash equivalents	42,525	25,376
Cash and cash equivalents, beginning of period	247,701	229,773

Cash and cash equivalents, end of period	$290,226	$255,149

Supplemental cash flow disclosure:
Cash paid for interest	$7,193	$8,434

Cash paid for taxes	$51,000	$55,601

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
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2008 and the results of operations and cash flows for the periods indicated. All intercompany transactions have been eliminated. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for any other period or for the year as a whole. Additionally, pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements in accordance with U.S. GAAP have been omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income	$24,311	$35,588	$87,932	$135,874

Add interest expense on contingent convertible senior notes, net of related tax effects	1,573	2,094	5,012	6,227

Adjusted net income—diluted	$25,884	$37,682	$92,944	$142,101

Denominator:
Weighted average common shares outstanding—basic	176,221	182,599	175,999	182,875

Effect of dilutive securities Options—treasury stock method	869	548	687	660
Restricted stock—treasury stock method	1,087	688	861	541
Contingent convertible senior notes	42,418	42,457	42,444	42,457

Weighted average common shares outstanding—diluted	220,595	226,292	219,991	226,533

Earnings per common share:
Basic	$0.14	$0.19	$0.50	$0.74

Diluted	$0.12	$0.17	$0.42	$0.63

     A summary of securities excluded from the computation of basic and diluted earnings per share is presented below for the applicable periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic earnings per share:
Unvested restricted stock	2,709	2,311	2,706	2,179

Diluted earnings per share:
Anti-dilutive stock options	16	1,288	938	1,288
Anti-dilutive restricted stock	2	10	133	4

Total anti-dilutive securities excluded from the computation of diluted earnings per share	18	1,298	1,071	1,292

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Share-Based Payment Arrangements
     At September 30, 2008, the Company had stock-based compensation plans with amounts outstanding to employees and directors, which are more fully described in Note 9. The Company records compensation expense over the requisite service period using the straight-line method as provided in SFAS No. 123(R), “Share-Based Payment.”
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-valuation model. During the first nine months of 2008, 885,590 options were granted at an average exercise price of $6.43 per share. The key input variables used in valuing these options under the Black-Scholes-Merton model were: risk-free interest rate based on three-year Treasury strips of 2.25%; dividend yield of zero; stock price volatility of 34.0% based on historical volatility of the common stock with consideration given to implied volatilities from traded options on the common stock; and expected option lives of three years based on historical stock option exercise data and future expectations. Also during the first nine months of 2008, the Company granted 1,093,680 shares of restricted stock at a weighted-average grant-date fair value of $6.44 per share.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted this standard and it did not have a material impact on the consolidated financial statements for the nine months ended September 30, 2008.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In November 2007, the FASB deferred for one year the application of the fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company has adopted the provisions of SFAS No. 157 related to financial assets and liabilities. The adoption did not have a material impact on the consolidated financial statements for the nine months ended September 30, 2008. Beginning January 1, 2009, the Company will adopt the provisions for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which management does not expect to have a material impact on the consolidated financial statements.
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
     The Company currently believes that it is more likely than not that future earnings and reversal of deferred tax liabilities will be sufficient to permit the Company to utilize its domestic deferred tax assets recorded at September 30, 2008. The Company has $2.6 million of net operating losses (“NOL’s”) related to its Mexico operations. These NOL’s are not expected to be realized based on expectations of future taxable income, and as such a valuation allowance has been applied to the full amount of NOL’s.
     The Company follows the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” As of September 30, 2008, there were $1.5 million of unrecognized tax benefits, all of which could have an impact on the effective tax rate, net of federal tax benefits, if recognized. The Company’s policy is to accrue interest and penalties associated with uncertain tax positions in income tax expense. At September 30, 2008, there was $421,000 of interest and penalties accrued in connection with uncertain tax positions. The tax years that remain open to examination by the major taxing jurisdictions to which the Company is subject range from 1996 to 2007. The Company’s major taxing jurisdictions have been identified as the United States, and the states of Texas, Louisiana and Colorado.

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(4) Long-Term Debt
     Long-term debt consists of the following (amounts in thousands):

	September 30,	December 31,
	2008	2007
3.75% Contingent Convertible Senior Notes due May 2023	$149,725	$150,000
Floating Rate Contingent Convertible Senior Notes due April 2024	125,000	125,000

	274,725	275,000

Less current maturities	—	—

Long-term debt	$274,725	$275,000

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
     The Company may redeem in cash some or all of the 3.75% Notes at any time on or after May 14, 2008, at various redemption prices depending upon the date redeemed plus accrued but unpaid interest, including contingent interest. As of September 30, 2008, the Company has not elected to redeem any of the 3.75% Notes. Holders may require the Company to repurchase all or a portion of the 3.75% Notes on May 7, 2013 or May 7, 2018, and upon a change of control, as defined in the indenture governing the 3.75% Notes, at 100% of the principal amount of the 3.75% Notes, plus accrued but unpaid interest, including contingent interest, if any, to the date of repurchase, payable in cash.
     The 3.75% Notes are convertible into shares of common stock, upon the occurrence of certain events, at a conversion price of $6.45 per share. As of October 1, 2008, and at any time during the fourth quarter of 2008, the 3.75% Notes are convertible into shares of common stock because the closing price per share of common stock exceeded 110% of the conversion price ($7.10 per share) of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days ended on September 30, 2008. Between July 7, 2008 and July 8, 2008, two note holders exercised their right to convert $275,000 in principal amount of the notes into approximately 42,600 shares of common stock, reducing the aggregate principal amount of the outstanding 3.75% Notes to approximately $149.7 million. The 3.75% Notes will cease to be convertible after December 31, 2008, unless the trading price of common stock again exceeds

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(as it did in the third quarter) 110% of the conversion price of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days on the last trading day of the fourth quarter of 2008. In that event, the 3.75% Notes would remain convertible through the first quarter of 2009. The 3.75% Notes may also become convertible (or remain convertible) in the first quarter of 2009 or other future periods if any of the other events that entitle holders to convert the 3.75% Notes occur.
Floating Rate Notes
     The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. The per annum interest rate will never be less than zero or more than 6.00%. For the three months ended September 30, 2008 and 2007, the interest rate on the Floating Rate Notes was 2.74% and 5.31%, respectively. These notes mature on April 1, 2024. The Floating Rate Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries are not significant.
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
     The Floating Rate Notes are convertible into shares of common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share. As of October 1, 2008, and at any time during the fourth quarter of 2008, the Floating Rate Notes are convertible into shares of common stock because the closing price per share of common stock exceeded 120% of the conversion price ($7.81 per share) of the Floating Rate Notes for at least 20 trading days in the period of 30 consecutive trading days ended on September 30, 2008. The Floating Rate Notes will cease to be convertible after December 31, 2008, unless the trading price of common stock again exceeds (as it did in the third quarter) 120% of the conversion price of the Floating Rate Notes for at least 20 trading days in the period of 30 consecutive trading days on the last trading day of the fourth quarter of 2008. In that event, the Floating Rate Notes would remain convertible through the first quarter of 2009. The Floating Rate Notes may also become convertible (or remain convertible) in the first quarter of 2009 or other future periods if any of the other events that entitle holders to convert the Floating Rate Notes occur.
CIT Facility
     The Company’s subsidiary Grey Wolf Drilling Company L.P. has a $100.0 million credit facility with the CIT Group/Business Credit, Inc. (the “CIT Facility”) which expires March 31, 2009. The CIT Facility provides the Company with the ability to borrow up to the lesser of $100.0 million or 50% of the Orderly Liquidation Value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. Periodic interest payments are due at a floating rate based upon the Company’s debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $50.0 million available for letters of credit. The Company is required to pay a quarterly commitment fee ranging from 0.375% to 0.50% per annum on the unused portion of the CIT Facility. Letters of credit accrue a fee of 1.25% per annum. These amounts are included in interest expense for the periods presented. The CIT Facility contains

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
affirmative and negative covenants and the Company is in compliance with these covenants. Substantially all of the Company’s assets, including its drilling equipment, are pledged as collateral under the CIT Facility which is also guaranteed by the Company and certain of the Company’s wholly-owned subsidiaries. In September 2008, the CIT facility was amended to extend its expiration date from December 31, 2008 to March 31, 2009.
     The CIT Facility allows the Company to repurchase shares of common stock, pay dividends to shareholders, and make prepayments on the Contingent Convertible Senior Notes. However, all of the following conditions must be met to enable the Company to make payments for any of the above-mentioned reasons: (i) payments may not exceed $150.0 million in the aggregate, (ii) no Default or Event of Default shall exist at the time of any such payments, (iii) at least $35.0 million of Availability (availability under the CIT Facility plus cash on hand) exists immediately after any such payments, and (iv) the Company must provide CIT Group/Business Credit, Inc. three Business Days prior written notice of any such payments. Capitalized terms used in the preceding sentence but not defined herein are defined in the CIT Facility.
     The Company currently has no outstanding balance under the CIT Facility and had $30.9 million of undrawn, standby letters of credit at September 30, 2008. These standby letters of credit are for the benefit of various insurance companies as collateral for premiums and losses which may become payable under the terms of the underlying insurance contracts. Outstanding letters of credit reduce the amount available for borrowing under the CIT Facility.
(5) Segment Information
     The Company manages its business through two reportable segments. The domestic and Mexican operations are considered separate segments as a result of differences in economic characteristics, separate regulatory environments, and different types of customers being served. Domestic operations are aggregated into one reportable segment based on the similarity of economic characteristics among all markets, including the nature of the services provided and the type of customers of such services. Intersegment revenue is eliminated in consolidation.
     The following tables set forth certain financial information with respect to the Company’s reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
United States	$227,641	$220,713	$633,104	$690,062
Mexico	6,509	3,286	19,275	3,470

Total revenue	$234,150	$223,999	$652,379	$693,532

Operating Income
United States	$37,999	$56,473	$139,035	$215,233
Mexico	1,029	(491)	3,125	(1,218)

Total operating income	$39,028	$55,982	$142,160	$214,015

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(6) Termination of Merger Agreement with Basic Energy Services, Inc. (“Basic”)
     On April 20, 2008, the Company’s board of directors approved a merger agreement with Basic, a major well site services provider, to combine the two businesses in a “merger of equals” transaction. On July 15, 2008, the Company announced that the proposed merger with Basic did not receive sufficient votes from Grey Wolf shareholders to approve the transaction. As a result, the merger agreement with Basic was terminated on that day. The Company recorded a pre-tax charge to earnings of approximately $17.5 million during the third quarter of 2008 related to transaction costs incurred in connection with these merger activities, including a $5.0 million termination fee paid to Basic. Should the Company enter into an agreement of similar nature with another company within one year of the termination date of the agreement with Basic, the Company may be required to pay Basic an additional $25.0 million fee upon consummation of the subsequent transaction.
(7) Approval of Merger Agreement with Precision Drilling Trust (“Precision”)
     On August 25, 2008, the Company’s Board of Directors approved a merger agreement with Precision pursuant to which Precision will acquire the Company for $5.00 in cash and 0.1883 newly-issued Precision trust units (“Units”) for each share of common stock on a fully-diluted basis, for aggregate consideration of approximately $1.1 billion in cash and 42.0 million Units. The Company’s shareholders will be able to elect to receive cash or Units, subject to proration. The Company’s special meeting of shareholders to approve the merger is scheduled for December 9, 2008. Upon consummation of the proposed merger, the Company may be required to pay Basic a fee of $25.0 million.
(8) Contingencies
     On September 4, 2008, Howard G. Ahrens filed a class action petition in a case Howard G. Ahrens, On Behalf of Itself and All Others Similarly Situated vs. Grey Wolf, Inc., Frank M. Brown, William T. Donovan, Thomas P. Richards, Robert E. Rose, Trevor Turbidy, Steven A. Webster, and William R. Zeigler (Cause No. 2008-53565), in the District Court of Harris County, Texas 127th Judicial District. The petitioner alleges that he is a shareholder of Grey Wolf. This lawsuit alleges that the Company’s board of directors breached their fiduciary duties owed to its shareholders in connection with the proposed merger with Precision by, among other things, failing to take steps to maximize the value of the Company to its public shareholders. Additionally, the plaintiff alleges that the Company aided and abetted the alleged breach of fiduciary duty by its board of directors. The plaintiff seeks to enjoin the proposed merger and also asks for other relief, including an award of attorneys’ and experts’ fees. This litigation is in its very early stages; however, the Company believes that this lawsuit is without merit and intends to defend the lawsuit vigorously.
     On September 4, 2008, H. Alan Caplan filed a shareholder derivative petition in a case styled H. Alan Caplan v. Steven A. Webster, William R. Ziegler, Frank M. Brown, William T. Donovan, Thomas P. Richards, Robert E. Rose, Trevor Turbidy and Grey Wolf, Inc.; Cause No. 2008-53888; In the 165th District Court of Harris County. The plaintiff asserts that he is a shareholder of Grey Wolf. This lawsuit alleges that the Company and its directors, in connection with the proposed merger with Precision, collectively and individually breached their fiduciary duties of loyalty, good faith, candor and care. The lawsuit further alleges that, in connection with the proposed merger with Precision, the Company and its directors acted with negligence and/or gross negligence in (i) failing to maximize shareholder value and (ii) failing to adequately consider previous bona fide offers for Grey Wolf. The plaintiff seeks an award of monetary damages for all losses and/or damages suffered by the Company as a result of the allegations contained in the lawsuit and an award of attorneys’ and experts’ fees. This litigation is in its very early stages as no defendant has been required to answer as yet; however, the Company believes that this lawsuit is without merit and intends to defend the lawsuit vigorously.
     On September 11, 2008, Charles J. Crane filed a shareholder derivative petition in a case styled Charles J. Crane Derivatively On Behalf of Grey Wolf vs. Thomas P. Richards, William R. Ziegler, William T. Donovan, Steven A. Webster, Robert E. Rose, Frank M. Brown, Trevor M. Turbidy; Precision Drilling Trust, Precision Drilling Corporation, and Precision Lobos Corporation (Cause No. 2008-55129), in the 269th District Court of Harris County. The plaintiff asserts that he is a shareholder of Grey Wolf. This lawsuit alleges that the Company’s directors breached their fiduciary duties owed to its shareholders in connection with the proposed merger with Precision by, among other things, permitting Precision to attempt to eliminate the public shareholders’ equity interest in the Company pursuant to a defective sales process and permitting Precision to buy the Company for an unfair price. The plaintiff then alleges that Precision aided and abetted this alleged breach of fiduciary duty by the Company’s directors. The plaintiff seeks to enjoin the proposed merger and also asks for other relief, including an

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
award of attorneys’ and experts’ fees. This litigation is in its very early stages as no defendant has been served or required to answer as yet; however, the Company believes that this lawsuit is without merit and intends to defend the lawsuit vigorously.
     The Company is involved in other litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company’s consolidated financial condition or results of operations.
(9) Capital Stock and Option Plans
     The 2003 Incentive Plan (the “2003 Plan”) was approved by the Company’s shareholders in May 2003. The 2003 Plan authorizes the grant of the following equity-based awards:
•	incentive stock options;

•	non-statutory stock options;

•	restricted shares; and

•	other stock-based and cash awards.
     The 2003 Plan replaced the Company’s 1996 Employee Stock Option Plan (the “1996 Plan”) but all outstanding awards previously granted under the 1996 Plan continue to be exercisable subject to the terms and conditions of such grants. The 1996 Plan allowed for grants of non-statutory options to purchase shares of common stock, but no further awards will be made under the 1996 Plan. The 2003 Plan reserves a maximum of 22.0 million shares of common stock underlying all equity-based awards, which includes an additional 5.0 million shares that were approved by shareholders in 2007 and is reduced by the number of shares subject to previous grants under the 1996 Plan. At September 30, 2008, there were 5.4 million shares of common stock available for grant under the 2003 Plan until March 2013. Prior to 2003, the Company also granted options under stock option agreements with its directors that are outside of the 1996 Plan and the 2003 Plan. At September 30, 2008, these individuals had options outstanding to purchase an aggregate of 700,500 shares of common stock.
     The exercise price of stock options approximates the fair market value of the stock at the time the option is granted. A portion of the outstanding options became exercisable upon issuance and the remaining become exercisable in varying increments over three to five year periods. The options expire on the tenth anniversary of the date of grant.
     As of September 30, 2008, the Company had 2.7 million shares of restricted stock outstanding under the 2003 Plan, which vest over periods of three to five years. Each share of restricted stock entitles the holder to one vote and the shares are only restricted due to time-related vesting conditions.
     As discussed in Note 2, the Company records expense for the value of stock options and restricted stock on a straight-line basis over the vesting period in accordance with SFAS No. 123(R).

GREY WOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(10) Treasury Stock
     On May 25, 2006, the Company announced that its Board of Directors approved a plan authorizing the repurchase of up to $100.0 million in shares of common stock in open market or in privately negotiated block-trade transactions. On September 25, 2007, the Company announced that its Board of Directors authorized a $50.0 million increase in the common stock repurchase program. The number of shares purchased and the timing of purchases is based on several factors, including the price of the common stock, general market conditions, available cash and alternate investment opportunities. The stock repurchase program is subject to termination prior to completion. As of September 30, 2008, the Company has repurchased 19.0 million shares under this program at a total price of $122.5 million. For the nine months ended September 30, 2008, the Company repurchased 399,000 shares at a total price of $2.1 million. The Company is prevented from repurchasing shares of its common stock unless and until the merger agreement with Precision is terminated.
     The Company also has treasury shares that were acquired through the vesting of restricted stock. The Company’s employees may elect to have shares withheld to cover required minimum payroll tax withholdings incurred when restricted stock vests. The number of shares withheld is based upon the market price of the common stock at the time of vesting. The Company then pays the taxes on the employees’ behalf and records the shares withheld as treasury stock. For the nine months ended September 30, 2008, approximately 236,000 shares were acquired through such treasury share purchases at a cost of $1.5 million.
(11) Concentrations
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
     For the nine months ended September 30, 2008 and 2007, there were no customers who provided greater than 10% of the Company’s revenue.
(12) Insurance Recoveries
     The Company maintains insurance coverage to protect against certain hazards inherent in contract drilling operations. In the third quarter of 2008, the Company encountered difficulties on a well being drilled under one of the turnkey contracts. The cost associated with the difficulties is covered by the Company’s insurance subject to a deductible of $2.0 million. The total costs of the claim are expected to approximate $4.4 million. As of September 30, 2008, the Company has recorded a receivable of $1.6 million in connection with this claim.

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
Overview
     We are a leading provider of contract oil and gas land drilling services in the United States. As of October 31, 2008, we had a fleet of 122 rigs. Our customers include independent producers and major oil and gas companies. We conduct substantially all of our operations through our subsidiaries. Our business is cyclical and our financial results depend upon several factors. These factors include the overall demand for land drilling services, the dayrates we receive for our services, the level of demand for turnkey services, and our success drilling turnkey wells.
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
Termination of Merger Agreement with Basic Energy Services, Inc. (“Basic”)
     On April 20, 2008, our board of directors approved a merger agreement with Basic, a major well site services provider, to combine the two businesses in a “merger of equals” transaction. On July 15, 2008, we announced that our proposed merger with Basic did not receive sufficient votes from Grey Wolf shareholders to approve the transaction. As a result, Grey Wolf and Basic terminated their merger agreement on that day. We recorded a pre-tax charge to earnings of approximately $17.5 million during the third quarter of 2008 related to transaction costs incurred in connection with these merger activities. This includes a $5.0 million termination fee paid to Basic. Should we enter into an agreement of similar nature with another company within one year of the termination date of our agreement with Basic, we may be required to pay Basic an additional $25.0 million fee upon consummation of the subsequent transaction.
Approval of Merger Agreement with Precision Drilling Trust (“Precision”)
     On August 25, 2008, our Board of Directors approved a merger agreement with Precision pursuant to which Precision will acquire Grey Wolf for $5.00 in cash and 0.1883 newly-issued Precision trust units (“Units”) for each share of common stock on a fully-diluted basis, for aggregate consideration of approximately $1.1 billion in cash and 42.0 million Units. Grey Wolf shareholders will be able to elect to receive cash or Units, subject to proration.
     The combination of Precision and Grey Wolf will have land drilling operations in virtually every conventional and unconventional oil and gas basin in the lower 48 United States and Canada with an emerging presence in Mexico. The combination of Grey Wolf’s deep drilling capabilities and Precision’s high performance systems and technology provides a foundation for international expansion to pursue global oil drilling opportunities.
     The process of the anticipated merger has progressed on schedule with successful completion of key steps including early termination of the Hart-Scott-Rodino waiting period. Additionally, the Committee on Foreign Investment in the United States (“CIFUS”) determined that there are no unresolved national security concerns associated with the merger. On October 28, 2008, the Securities and Exchange Commission declared effective the registration statement on Form F-4 containing the prospectus/proxy statement relating to the proposed merger. The prospectus/proxy statement for our special meeting of shareholders to approve the merger was mailed beginning on October 30, 2008, to shareholders of record at the close of business on October 27, 2008, the record date for the special meeting. Our special meeting of shareholders is scheduled for December 9, 2008. Upon consummation of the proposed merger, we may be required to pay Basic a fee of $ 25.0 million.
New Rig Purchases
     In September 2007, we entered into three-year term contracts with two exploration and production companies to deploy two new 1,500 horsepower built-for-purpose rigs. These rigs are designed to drill multiple wells from a single well site location. One of these rigs began working in July 2008 and the remaining rig is expected to be delivered and begin working in the fourth quarter of 2008. The expected purchase price per rig is approximately $22.2 million, and these rigs will be deployed in the Rocky Mountain market. The Company expects to recover the majority of the cost of the capital expended for these rigs over their initial term contracts. With the addition of these rigs, our fleet is expected to total 123 rigs by the end of 2008.
Rig Activity
     The land rig count per Baker Hughes has continued to increase from a low in 2007 of 1,610 rigs to 1,887 rigs on October 31, 2008. The influx of newly-built land drilling rigs during the last two years created some excess capacity in the land drilling market. This new build activity, which has pressured the average number of rigs we have working, has lessened considerably during the first nine months of 2008. Our term contract portfolio has partially protected us from the declines in the land drilling market and bolstered our results. Oil and natural gas prices have pulled back from their second-quarter peaks, with 12-month strips at $71.07 per barrel and $7.17 per mmbtu at October 31, 2008, respectively. Given the current economic conditions and global financial crisis, coupled with announced budget reductions by a number of E&P companies, we anticipate a decrease in demand for land drilling moving into 2009. We are well-positioned with our premium equipment, strong portfolio of term contracts and strong balance sheet to weather a slowdown in drilling activity.
     The table below shows the average number of land rigs working in the United States according to the Baker Hughes rotary rig count and the average number of our rigs working.

	2006	2007					2008
Domestic
Land Rig	Full					Full				10/1 -
Count	Year	Q-1	Q-2	Q-3	Q-4	Year	Q-1	Q-2	Q-3	10/31
Baker Hughes	1,535	1,626	1,653	1,691	1,705	1,669	1,690	1,775	1,886	1,882
Grey Wolf	108	110	104	104	103	105	100	105	112	114

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
     During mid-2008, we saw greater interest in term contracts from our customers, as evidenced by the recent increase in our term contract portfolio. At September 30, 2008, we had approximately 26,100 rig days contracted under term contracts, as compared with approximately 25,000 rig days under term contract at September 30, 2007. Our rig days under contract at September 30, 2008 are approximately equivalent to an average of 68 rigs working under term contracts for the remaining quarter in 2008 and an average of 44 rigs working for 2009. Our term contracts are expected to provide revenue of approximately $448.8 million for all of 2008 and $342.3 million in 2009. At October 31, 2008, we had 72 rigs working under term contracts, representing 59% of our total rig fleet.
Drilling Contract Rates
     The demand for our services increased throughout the year, as indicated in the increase in the land rig count and our average rigs working. As previously mentioned however, given the recent declines in commodity prices and the current economic conditions, we expect demand for land drilling to soften. This may result in decreasing dayrates and declining total active rig counts. Our leading edge spot-market daywork bid rates currently range from approximately $17,000 to $ 22,000 per rig day, without fuel or top drives. These rates reflect an approximate $500 per rig day increase related to a crew wage increase effective August 6, 2008. Without the effect of the wage increase our leading edge rates have decreased $1,500 to $2,000 per rig day from July 2008. A rig day is defined as a twenty-four hour period in which a rig is under contract and should be earning revenue.
     In addition to our fleet of drilling rigs, we owned 33 top drives at October 31, 2008. Top drive utilization for the month of October 2008 was 79%. Rates are as high as $3,300 per rig day. These rates are in addition to the above stated rates for our rigs.
Turnkey Contract Activity
     Turnkey work is an important part of our business and operating strategy. Our engineering and operating expertise allow us to provide this service to our customers and has historically provided higher revenues and earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) per rig day worked than under daywork contracts (see discussion under Reconciliation of Non-GAAP Financial Measures regarding the use of EBITDA and EBITDA per rig day). However, under turnkey contracts we are typically required to bear additional operating costs (such as drill bits) and risk (such as loss of hole) that would otherwise be assumed by the customer under daywork contracts. For the quarter ended September 30, 2008, our turnkey EBITDA was $8,584 per rig day, compared to daywork EBITDA of $6,504 per rig day, and our turnkey revenue per rig day was $54,625 compared to $20,338 per rig day for daywork. For the quarter ended September 30, 2008, turnkey work represented 7% of total days worked compared to 7% in the second quarter of 2008 and 9% in the third quarter of 2007. Turnkey EBITDA represented 9% of total company EBITDA in the third quarter of 2008, compared to 14% in the second quarter of 2008 and 12% in the third quarter 2007. EBITDA generated on turnkey contracts can vary widely based upon a number of factors, including the location of the contracted work, the depth and level of complexity of the wells drilled and the ultimate success of drilling the well.
Stock Repurchase Program
     We may from time to time make purchases of common stock up to $150.0 million in open market or in privately negotiated block-trade transactions. As of October 31, 2008, we have repurchased 19.0 million shares at a total cost of $121.9 million, exclusive of other direct costs, under the program. The number of shares to be purchased and the timing of purchases will be based on a number of factors: the price of the common stock, general market conditions, available cash and alternate investment opportunities. We may terminate the stock repurchase program prior to completion.
     The merger agreement that we entered into with Precision prevents us from making stock repurchases. This will be in effect unless and until the merger agreement is terminated.
Financial Outlook
     As noted, we anticipate a decline in demand for land drilling rigs moving into 2009. However, our average rigs working remains at its highest level in our history and dayrates have remained constant with the rates we began to realize in July 2008.
     The ability to provide equipment that addresses the challenges of deep, directional or multi-well site drilling is critical to meeting our customers’ needs in the most active domestic land drilling markets. Additionally, our fleet is well suited to these drilling opportunities given the recent acquisition of new rigs and substantial rig upgrades completed over the past three to four years.
     Oil and natural gas prices are down substantially in recent months. However, natural gas decline rates are steeper than ever in the United States and Canada and we believe it will take more rigs running to meet the United States’ long-term natural gas requirements.
     During the fourth quarter of 2008, we expect to average 108 to 112 rigs working, with seven to nine of these rigs performing turnkey services. In addition, average daywork EBITDA per rig day, before the effect of any merger-related expenses, is expected to remain relatively consistent with the third quarter of 2008. Depreciation expense of approximately $28.2 million, interest expense of approximately $3.0 million and an effective tax rate of approximately 37% are expected for the fourth quarter of 2008.
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

Property and Equipment
     Property and equipment, including betterments and improvements, are stated at cost with depreciation calculated using the straight-line method over the estimated useful lives of the assets. We make estimates with respect to the useful lives that we believe are reasonable. However, the cyclical nature of our business or the introduction of new technology in the industry could cause us to change our estimates, thus impacting the future calculation of depreciation. When any asset is tested for recoverability, we also review the remaining useful life of the asset. Any changes to the estimated useful life resulting from that review are made prospectively. We estimate that the useful lives of our assets are between three and 20 years. Our maintenance and repair costs are expensed as incurred.
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
     Each year we evaluate our rigs available for refurbishment, if any, and determine our intentions for their future use. This evaluation takes into consideration, among other things, the physical condition and marketability of the rig, and projected reactivation or refurbishment cost. To the extent that our estimates of refurbishment and reactivation cost, undiscounted future net cash flows or fair market value change or there is a deterioration in the physical condition of the rigs available for refurbishment, we could be required under SFAS No. 144 to record an impairment charge. During the first nine months of 2008, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable.
Goodwill
     During 2004, we completed the acquisition of New Patriot Drilling Corp., which was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.” In conjunction with the purchase price allocation for this acquisition, we recorded goodwill of $10.4 million.
     Goodwill represents the excess of costs over the fair value of assets of businesses acquired. None of the goodwill resulting from this acquisition is deductible for tax purposes. We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of this statement. During the first nine months of 2008, no impairment of our goodwill was recorded.
Revenue Recognition
     Revenues are earned under daywork and turnkey contracts. Revenue from daywork contracts is recognized when it is realized or realizable and earned. On daywork contracts, revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. For certain contracts, we receive lump-sum fees for mobilization of equipment. Mobilization fees and the related costs are deferred and amortized over the contract term. Revenue from turnkey drilling contracts is recognized using the percentage-of-completion method based upon costs incurred to date compared to our estimate of the total contract costs. Under the percentage-of-completion method, we make estimates of the total contract costs to be incurred, and to the extent these estimates change, the amount of revenue recognized could be affected. The significance of the accrued turnkey revenue varies from period to period depending on the timing of our turnkey projects, the overall level of demand for our services and the portion of that demand that is for turnkey services. At September 30, 2008, there were nine turnkey wells in progress versus seven wells at September 30, 2007, with accrued revenue of $16.0 million and $10.6 million, respectively at such dates. Anticipated losses, if any, on uncompleted contracts are recorded at the time our estimated costs exceed the contract revenue.
Insurance Accruals
     We maintain insurance coverage related to workers’ compensation and general liability claims up to $1.0 million per occurrence with an aggregate of $2.0 million for general liability claims. These policies include deductibles of $500,000 per occurrence for workers’ compensation coverage and $250,000 per occurrence for general liability coverage. If losses should exceed the workers’ compensation and general liability policy amounts, we have excess liability coverage up to a maximum of $100.0 million. At September 30, 2008 and December 31, 2007, we had $23.6 million and $19.9 million, respectively, accrued for losses incurred within the deductible amounts for workers’ compensation, general liability claims and for uninsured claims. These amounts are included in current accrued workers’ compensation and other long-term liabilities on the balance sheet.
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

     We follow the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” As of September 30, 2008, we had $1.5 million of unrecognized tax benefits, all of which could have an impact on the effective tax rate, net of federal tax benefits, if recognized. Our policy is to accrue interest and penalties associated with uncertain tax positions in income tax expense. At September 30, 2008, there was $421,000 of interest and penalties accrued in connection with uncertain tax positions. The tax years that remain open to examination by the major taxing jurisdictions to which we are subject range from 1996 to 2007. We have identified our major taxing jurisdictions as the United States, and the states of Texas, Louisiana and Colorado.
Financial Condition and Liquidity
     The following table summarizes our financial condition as of September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
	(Unaudited)
		(Dollars in thousands)
	Amount	%	Amount	%
Working capital	$382,455	31	$338,804	31
Property and equipment, net	789,881	65	737,944	67
Goodwill	10,377	1	10,377	1
Other noncurrent assets, net	30,785	3	16,153	1

Total	$1,213,498	100	$1,103,278	100

Long-term debt	$274,725	23	$275,000	25
Other long-term liabilities	186,031	15	168,769	15
Shareholders’ equity	752,742	62	659,509	60

Total	$1,213,498	100	$1,103,278	100

Significant Changes in Financial Condition
     The significant changes in our financial condition from December 31, 2007 to September 30, 2008 are an increase in working capital of $43.7 million, an increase in net property and equipment of $51.9 million, and an increase in shareholders’ equity of $93.2 million.
     The increase in working capital is primarily the result of higher balances in cash and cash equivalents and a lower current income taxes payable balance being partially offset by an increase in trade accounts payable. The increase in cash and cash equivalents is due primarily to net income for the first nine months of 2008 and to a higher accounts payable balance. The decrease in the current income taxes balance is due to the timing of tax payments made in 2008. The increase in accounts payable is primarily due to the timing of payments made for capital expenditures and operating costs.
     The increase in net property and equipment is primarily due to capital expenditures made during 2008. Capital expenditures of $131.9 million in 2008 included costs for betterments and improvements to our rigs, new rig purchases, the acquisition of drill pipe and drill collars, top drive purchases, and other capital items. The increase in shareholders’ equity is primarily due to net income for the period.

Long-Term Debt
     As of September 30, 2008, our $274.7 million of long-term debt consists of $149.7 million of 3.75% Contingent Convertible Senior Notes due 2023 (the “3.75% Notes”) and $125.0 million of Floating Rate Contingent Convertible Senior Notes due 2024 (the “Floating Rate Notes”). Our subsidiary, Grey Wolf Drilling Company L.P., has a $100.0 million credit facility with the CIT Group/Business Credit, Inc. (the “CIT Facility”) which expires on March 31, 2009.
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
     The 3.75% Notes are convertible into shares of common stock, upon the occurrence of certain events, at a conversion price of $6.45 per share. As of October 1, 2008, and at any time during the fourth quarter of 2008, the 3.75% Notes are convertible into shares of common stock because the closing price per share of common stock exceeded 110% of the conversion price ($7.10 per share) of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days ended on September 30, 2008. Between July 7, 2008 and July 8, 2008, two note holders exercised their right to convert $275,000 in principal amount of the notes into approximately 42,600 shares of common stock, reducing the aggregate principal amount of the outstanding 3.75% Notes to $149.7 million. The 3.75% Notes will cease to be convertible after December 31, 2008, unless the trading price of the common stock again exceeds (as it did in the third quarter) 110% of the conversion price of the 3.75% Notes for at least 20 trading days in the period of 30 consecutive trading days on the last trading day of the fourth quarter of 2008. In that event, the 3.75% Notes would remain convertible through the first quarter of 2009. The 3.75% Notes may also become convertible (or remain convertible) in the first quarter of 2009 or other future periods if any of the other events that entitle holders to convert the 3.75% Notes occur.

Floating Rate Notes
     The Floating Rate Notes bear interest at a per annum rate equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05% but will never be less than zero or more than 6.00%. For the three months ended September 30, 2008 and 2007, the interest rate on the Floating Rate Notes was 2.74% and 5.31%, respectively. For the fourth quarter of 2008, the interest rate has been set at 3.83%. These notes mature on April 1, 2024. The Floating Rate Notes are general unsecured senior obligations and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Non-guarantor subsidiaries are not significant.
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
     The Floating Rate Notes are convertible into shares of common stock, upon the occurrence of certain events, at a conversion price of $6.51 per share. As of October 1, 2008, and at any time during the fourth quarter of 2008, the Floating Rate Notes are convertible into shares of common stock because the closing price per share of common stock exceeded 120% of the conversion price ($7.81 per share) of the Floating Rate Notes for at least 20 trading days in the period of 30 consecutive trading days ended on September 30, 2008. As of the date of this report, none of the note holders had exercised their right to convert the Floating Rate Notes into shares of our common stock. The Floating Rate Notes will cease to be convertible after December 31, 2008, unless the trading price of the common stock again exceeds (as it did in the third quarter) 120% of the conversion price of the Floating Rate Notes for at least 20 trading days in the period of 30 consecutive trading days on the last trading day of the fourth quarter of 2008. In that event, the Floating Rate Notes would remain convertible through the first quarter of 2009. The Floating Rate Notes may also become convertible (or remain convertible) in the first quarter of 2009 or other future periods if any of the other events that entitle holders to convert the Floating Rate Notes occur.
CIT Facility
     The CIT Facility provides us with the ability to borrow up to the lesser of $100.0 million or 50% of the Orderly Liquidation Value (as defined in the agreement) of certain drilling rig equipment located in the 48 contiguous states of the United States of America. Periodic interest payments are due at a floating rate based upon our debt service coverage ratio within a range of either LIBOR plus 1.75% to 3.50% or prime plus 0.25% to 1.50%. The CIT Facility provides up to $50.0 million available for letters of credit. We are required to pay a quarterly commitment fee ranging from 0.375% to 0.50% per annum on the unused portion of the CIT Facility. Letters of credit accrue a fee of 1.25% per annum. These amounts are included in interest expense for the periods presented. The CIT Facility contains affirmative and negative covenants and we are in compliance with these covenants. Substantially all of our assets, including our drilling equipment, are pledged as collateral under the CIT Facility which is also secured by a guarantee of Grey Wolf, Inc. and guarantees of certain of our wholly-owned subsidiaries. In September 2008, the CIT facility was amended to extend its expiration date from December 31, 2008 to March 31, 2009.
     The CIT Facility allows us to repurchase shares of common stock, pay dividends to our shareholders, and make prepayments on the 3.75% Notes and the Floating Rate Notes. However, all of the following conditions must be met to enable us to make payments for any of the above-mentioned reasons: (i) payments may not exceed $150.0 million in the aggregate, (ii) no Default or Event of Default shall exist at the time of any such payments, (iii) at least $35.0 million of Availability (availability under the CIT Facility plus cash on hand) exists immediately after any such payments, and (iv) we must provide

CIT Group/Business Credit, Inc. three Business Days prior written notice of any such payments. Capitalized terms used in the preceding sentence but not defined herein are defined in the CIT Facility.
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
Cash Flow
     The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
	(Unaudited)
Net cash provided by (used in):
Operating activities	$195,356	$235,680
Investing activities	(150,365)	(191,838)
Financing activities	(2,466)	(18,466)

Net increase in cash	$42,525	$25,376

     Our cash flows from operating activities are affected by a number of factors including the number of rigs working under contract, whether the contracts are daywork or turnkey, and the rate received for these services. Our cash flow from operating activities were $40.3 million lower for the first nine months of 2008 compared to the same period in 2007. This decrease is due primarily to lower daywork dayrates period over period as well as the $18.3 million in merger-related expenses incurred during the third quarter of 2008.
     Cash flow used in investing activities for the nine months ended September 30, 2008 consisted of $131.9 million of capital expenditures compared to $190.1 million of capital expenditures for the nine months ended September 30, 2007. Capital expenditures in 2008 and 2007 included betterments and improvements to our rigs, the purchase of new rigs, the acquisition of drill pipe and collars, the purchase of top drives and other capital items. Cash flow used in investing activities for the nine months ended September 30, 2008 also included $20.6 million in deposits for new rigs and equipment compared to $4.7 million for the same period in 2007.
     Cash flow used in financing activities for the nine months ended September 30, 2008 consisted primarily of $3.7 million for repurchases of common stock compared to $22.0 million for repurchases for the nine months ended September 30, 2007.

Projected Cash Sources and Uses
     We expect to use cash generated from operations to meet our cash requirements, including debt service on the 3.75% Notes and Floating Rate Notes, capital expenditures, and tax payments. We will make quarterly interest payments on the Floating Rate Notes on January 1, April 1, July 1 and October 1 of each year and semi-annual interest payments of $2.8 million on the 3.75% Notes on May 7 and November 7 of each year as long as those notes are outstanding. We believe that we will have sufficient cash from operations to meet these requirements. In future periods, we will continue to make interest payments on our Floating Rate Notes and 3.75% Notes through the maturity dates. Since 2004, we have generated sufficient earnings to cover debt related fixed charges, including interest. To the extent that we are unable to generate sufficient cash from operations, we would be required to use cash on hand or draw on our CIT Facility. In addition, under our previously announced stock repurchase program, we have the ability to repurchase $28.1 million in common stock as of October 31, 2008, representing the remaining amount approved under the plan. However, in accordance with the merger agreement with Precision, we are prevented from repurchasing shares of common stock unless and until the merger agreement is terminated.
     Capital expenditures for 2008 are projected to be between $160 million and $170 million. This includes approximately $34.6 million, net of $9.8 million of deposits made in 2007, for the purchase of two new built-for-purpose rigs. We have obtained term contracts on each of these rigs which, in the aggregate, are expected to generate revenue of approximately $47.4 million over the term of the contracts. One of the new rigs began drilling in July of 2008, while the other is expected to begin drilling in the fourth quarter of 2008.
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

Reconciliation of Non-GAAP Financial Measures
     In the following discussion of the results of our operations and elsewhere in this filing, we use EBITDA and EBITDA per rig day. EBITDA and EBITDA per rig day are non-GAAP financial measures under the rules and regulations of the SEC. We believe that our disclosure of EBITDA and EBITDA per rig day as a measure of our operating performance allows investors to make a direct comparison between us and our competitors, without regard to differences in capital structure or to differences in the cost basis of our rigs and those of our competitors. Investors should be aware, however, that there are limitations inherent in using these performance measures as a measure of overall company profitability because they exclude significant expense items such as depreciation expense and income taxes. An improving trend in EBITDA or EBITDA per rig day may not be indicative of an improvement in our overall profitability. To compensate for the limitations in utilizing EBITDA and EBITDA per rig day as operating measures, our management also uses GAAP measures of performance including operating income and net income to evaluate performance but only with respect to the company as a whole and not on a per rig basis. In accordance with SEC rules, we have included below a reconciliation of EBITDA to net income, which is the nearest comparable GAAP financial measure.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
	(Unaudited)
Earnings before interest expense, income taxes, depreciation and amortization(1)	$68,428	$83,671	$230,791	$292,267
Depreciation and amortization	(27,744)	(24,355)	(82,497)	(68,166)
Interest expense	(2,564)	(3,521)	(8,610)	(10,451)
Total income tax expense	(13,809)	(20,207)	(51,752)	(77,776)

Net income applicable to common shares	$24,311	$35,588	$87,932	$135,874

(1)	We incurred $18.3 million in costs during the third quarter of 2008 in connection with merger activities with Basic and Precision.

Comparison of the Three Months Ended September 30, 2008 and 2007
     The following tables highlight rig days worked, contract drilling revenues, and EBITDA for our daywork and turnkey operations for the three months ended September 30, 2008 and 2007.

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30,2007
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations	Total	Operations	Operations	Total
	(Dollars in thousands except averages per rig day worked)
	(Unaudited)

Rig days worked	9,563	726	10,289	8,784	830	9,614

Contract drilling revenues	$194,492	$39,658	$234,150	$178,411	$45,588	$223,999
Drilling operations expenses	(109,589)	(31,752)	(141,341)	(101,634)	(35,313)	(136,947)
General and administrative expenses	(7,215)	(506)	(7,721)	(6,256)	(501)	(6,757)
Interest income	1,532	124	1,656	3,043	291	3,334
Gain (loss) on sale of assets	10	1	11	37	5	42
Merger activity costs	(17,034)	(1,293)	(18,327)	—	—	—

EBITDA	$62,196	$6,232	$68,428	$73,601	$10,070	$83,671

Average per rig day worked:
Contract drilling revenues	$20,338	$54,625	$22,757	$20,311	$54,925	$23,299
EBITDA	$6,504	$8,584	$6,651	$8,379	$12,133	$8,703
     Our EBITDA decreased by $15.2 million, or 18%, to $68.4 million for the quarter ended September 30, 2008 compared with the same period in 2007. The decrease resulted from a $11.4 million decrease in EBITDA from daywork operations and a $3.8 million decrease in EBITDA from turnkey operations. On a per rig day basis, our EBITDA decreased by $2,052 per rig day, or 24% to $6,651 in the third quarter of 2008 from $8,703 for the same period in 2007. This decrease included a $1,875 per rig day decrease from daywork operations and a $3,549 per rig day decrease from turnkey operations. Total general and administrative expenses increased by $1.0 million due primarily to higher costs for stock-based compensation and higher payroll costs. Total interest income decreased by $1.7 million due primarily to lower interest rates during the third quarter of 2008 compared with the same period in 2007. We incurred $18.3 million in costs during the third quarter of 2008 in connection with merger activities with Basic and Precision.
Daywork Operations
     Excluding the effect of the costs associated with 2008 merger activities, daywork EBITDA increased $5.6 million due primarily to higher rig activity. Our rig days worked increased 779 days, or 9% for the third quarter of 2008 compared with the same period in 2007 as a result of the recent increase in demand for our services.
Turnkey Operations
     Without the effect of costs associated with 2008 merger activities, turnkey EBITDA was $2.5 million lower in the third quarter of 2008 compared to the third quarter of 2007 primarily due to lower activity period over period. Rig days worked decreased by 104 days, or 13%, for the three months ended September 30, 2008. The complexity and success of the wells drilled are contributing factors to EBITDA and EBITDA per rig day fluctuations.

Other
     Depreciation and amortization expense increased by $3.4 million, or 14% to $27.7 million for the three months ended September 30, 2008, compared to the same period in 2007. The increase in depreciation and amortization expense was due to capital expenditures made during 2007 and 2008, including the cost to purchase new rigs.
     Interest expense decreased by $957,000, or 27%, to $2.6 million for the three months ended September 30, 2008 from $3.5 million for the same period in 2007. This decrease is due primarily to a lower average interest rate on our Floating Rate Notes during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. There has been no significant change in our debt balance that would have impacted interest expense for either period.
     Our income tax expense decreased by $6.4 million to $13.8 million for third quarter of 2008 compared to the same period in 2007. The decrease is primarily due to the lower level of income for the third quarter of 2008.
Comparison of the Nine Months Ended September 30, 2008 and 2007
     The following tables highlight rig days worked, contract drilling revenue and EBITDA for our daywork and turnkey operations for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	Daywork	Turnkey		Daywork	Turnkey
	Operations	Operations	Total	Operations	Operations	Total
	(Dollars in thousands except averages per rig day worked)
	(Unaudited)

Rig days worked	26,958	1,995	28,953	26,802	2,210	29,012

Contract drilling revenues	$542,473	$109,906	$652,379	$572,000	$121,532	$693,532
Drilling operations expenses	(302,769)	(82,033)	(384,802)	(302,259)	(87,948)	(390,207)
General and administrative expenses	(23,065)	(1,489)	(24,554)	(19,873)	(1,442)	(21,315)
Interest income	5,714	420	6,134	9,307	779	10,086
Gain (loss) on sale of assets	(38)	(1)	(39)	147	24	171
Merger activity costs	(17,034)	(1,293)	(18,327)	—	—	—

EBITDA	$205,281	$25,510	$230,791	$259,322	$32,945	$292,267

Average per rig day worked:
Contract drilling revenues	$20,123	$55,091	$22,532	$21,342	$54,992	$23,905
EBITDA	$7,615	$12,787	$7,971	$9,675	$14,907	$10,074
     Our EBITDA decreased by $61.5 million, or 21%, to $230.8 million for the nine months ended September 30, 2008 compared to the same period in 2007. The decrease resulted from a $54.0 million decrease in EBITDA from daywork operations and a $7.4 million decrease in EBITDA from turnkey operations. On a per rig day basis, our total EBITDA decreased by $2,103 per rig day, or 21% to $7,971 for the first nine months of 2008 from $10,074 for the same period in 2007. This decrease included a $2,060 per rig day decrease from daywork operations and a $2,120 per rig day decrease from turnkey operations. Total general and administrative expenses increased by $3.2 million due primarily to higher costs for stock-based compensation and higher payroll costs. Total interest income decreased by $4.0 million due primarily to lower interest rates during the first nine months of 2008 compared with the same period in 2007. We incurred $18.3 million in costs during the third quarter of 2008 in connection with merger activities with Basic and Precision.

Daywork Operations
     Excluding the effect of the costs associated with 2008 merger activities, daywork EBITDA decreased $37.0 million due primarily to lower dayrates in the first nine months of 2008 compared to the same period in 2007. Contract drilling revenue per rig day decreased $1,219, or 6% due to declining dayrates as a result of the excess capacity of land rigs in the industry that began early in 2007.
Turnkey Operations
     Without the effect of the costs associated with 2008 merger activities, turnkey EBITDA was $6.1 million lower for the nine months ended September 30, 2008 due primarily to a decrease in rig days worked causing lower revenues on turnkey contracts. Rig days worked decreased by 215 days, or 10% for the nine months ended September 30, 2008 compared to the same period in 2007. Also, differences in the complexity and success of the wells drilled between the two periods contributed to the decreased EBITDA and EBITDA per rig day.
Other
     Depreciation and amortization expense increased by $14.3 million, or 21%, to $82.5 million for the nine months ended September 30, 2008 compared to the same period in 2007. Depreciation and amortization expense is higher due to capital expenditures made during 2007 and 2008, including the cost to purchase new rigs.
     Interest expense decreased by $1.8 million, or 18%, to $8.6 million for the nine months ended September 30, 2008 from $10.5 million for the same period in 2007. This decrease is due primarily to a lower average interest rate on our Floating Rate Notes during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. There has been no significant change in our debt balance that would have impacted interest expense for either period.
     Our income taxes decreased by $26.0 million to $51.8 million for the nine months ended September 30, 2008 compared to the same period in 2007. The decrease is primarily due to the lower level of income.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates on the Floating Rate Notes and the CIT Facility. The Floating Rate Notes bear interest at a per annum rate which is equal to 3-month LIBOR, adjusted quarterly, minus a spread of 0.05%. We had $125.0 million of the Floating Rate Notes outstanding at September 30, 2008. A 1% change in the interest rate on the Floating Rate Notes would change our interest expense by $1.3 million on an annual basis. However, the annual interest on the Floating Rate Notes will never be below zero or more than 6.00%, which could yield interest expense ranging from zero to $7.5 million on an annual basis. Interest on borrowings under the CIT Facility accrues at a variable rate, using either the prime rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.50%, depending upon our debt service coverage ratio for the trailing 12 month period. We have no outstanding balance under the CIT Facility at October 31, 2008 and as such have no exposure under this facility to a change in interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, under the supervision, and with participation of management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 4, 2008, Howard G. Ahrens filed a class action petition in a case Howard G. Ahrens, On Behalf of Itself and All Others Similarly Situated vs. Grey Wolf, Inc., Frank M. Brown, William T. Donovan, Thomas P. Richards, Robert E. Rose, Trevor Turbidy, Steven A. Webster, and William R. Zeigler (Cause No. 2008-53565), in the District Court of Harris County, Texas 127th Judicial District. The petitioner alleges that he is a shareholder of Grey Wolf. This lawsuit alleges that our board of directors breached their fiduciary duties owed to our shareholders in connection with the proposed merger with Precision by, among other things, failing to take steps to maximize the value of Grey Wolf to our public shareholders. Additionally, the plaintiff alleges that we aided and abetted the alleged breach of fiduciary duty by our board of directors. The plaintiff seeks to enjoin the proposed merger and also asks for other relief, including an award of attorneys’ and experts’ fees. This litigation is in its very early stages; however, we believe that this lawsuit is without merit and intend to defend the lawsuit vigorously.
     On September 4, 2008, H. Alan Caplan filed a shareholder derivative petition in a case styled H. Alan Caplan v. Steven A. Webster, William R. Ziegler, Frank M. Brown, William T. Donovan, Thomas P. Richards, Robert E. Rose, Trevor Turbidy and Grey Wolf, Inc.; Cause No. 2008-53888; In the 165th District Court of Harris County. The plaintiff asserts that he is a shareholder of Grey Wolf. This lawsuit alleges that we and our directors, in connection with our proposed merger with Precision, collectively and individually breached fiduciary duties of loyalty, good faith, candor and care. The lawsuit further alleges that, in connection with the proposed merger with Precision, we and our directors acted with negligence and/or gross negligence in (i) failing to maximize shareholder value and (ii) failing to adequately consider previous bona fide offers for Grey Wolf. The plaintiff seeks an award of monetary damages for all losses and/or damages suffered by Grey Wolf as a result of the allegations contained in the lawsuit and an award of attorneys’ and experts’ fees. This litigation is in its very early stages as no defendant has been required to answer as yet; however, we believe that this lawsuit is without merit and intend to defend the lawsuit vigorously.
     On September 11, 2008, Charles J. Crane filed a shareholder derivative petition in a case styled Charles J. Crane Derivatively On Behalf of Grey Wolf vs. Thomas P. Richards, William R. Ziegler, William T. Donovan, Steven A. Webster, Robert E. Rose, Frank M. Brown, Trevor M. Turbidy; Precision Drilling Trust, Precision Drilling Corporation, and Precision Lobos Corporation (Cause No. 2008-55129), in the 269th District Court of Harris County. The plaintiff asserts that he is a shareholder of Grey Wolf. This lawsuit alleges that our directors breached their fiduciary duties owed to our shareholders in connection with the proposed merger with Precision by, among other things, permitting Precision to attempt to eliminate the public shareholders’ equity interest in Grey Wolf pursuant to a defective sales process and permitting Precision to buy Grey Wolf for an unfair price. The plaintiff then alleges that Precision aided and abetted this alleged breach of fiduciary duty by our directors. The plaintiff seeks to enjoin the proposed merger and also asks for other relief, including an award of attorneys’ and experts’ fees. This litigation is in its very early stages as no defendant has been served or required to answer as yet; however, we believe that this lawsuit is without merit and intend to defend the lawsuit vigorously.
     We are involved in other litigation incidental to the conduct of our business, none of which management believes is, individually or in the aggregate, material to our consolidated financial condition or results of operations. See Note 6 — Contingencies in Notes to Consolidated Financial Statements.

Item 1a. Risk Factors
     There have been no material changes to our risk factors, except as noted below, since we last reported under Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2007.
The recent financial crisis and falling commodity prices are likely to adversely affect demand for our contract drilling services and may increase our credit risk of customer non-payment.
     Our customers generally rely on equity and debt financing from public and private capital sources and cash flow from operations to fund their drilling activities. We believe that the recent US and global financial crisis has made it more difficult for our customers to obtain equity capital and credit. As a consequence, we anticipate that demand for our drilling services will be adversely affected by these financial market conditions but we are unable to predict the severity or duration of any such decrease in demand. We also believe that fears of a prolonged recessionary period and possibly reduced energy demand have contributed to recent substantial declines in prices for oil and gas. These falling commodity prices can also be expected to dampen demand for our contract drilling services as our customers’ operating cash flow decreases and the borrowing bases under their oil and gas reserve-based credit facilities are reduced as a consequence of lower commodity prices. We may also face increased credit risk from customers as the ability of some of our customers to pay amounts owed to us may be impaired because of the financial crisis and falling commodity prices.
Risks Relating to the Proposed Merger with Precision
Failure to complete our proposed merger with Precision could negatively impact our stock price and future business and financial results because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the merger.
     If the proposed merger with Precision is not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed and that the benefits of the merger will be realized, or as a result of the market’s perceptions that the proposed merger is not consummated due to an adverse change in our business. In addition, our business may be harmed, and the price of our common stock may decline, to the extent that customers, suppliers and others believe that we cannot compete in the marketplace as effectively without the merger or otherwise remain uncertain about our future prospects in the absence of the merger. The realization of any of these risks may materially adversely affect our business, financial results, financial condition and stock price.
While the proposed merger is pending, we will be subject to business uncertainties and contractual restrictions that could adversely affect our business.
     Uncertainty about the effect of the proposed merger on customers and suppliers may have an adverse effect on us. These uncertainties could cause customers, suppliers and others who deal with us to seek to change existing business relationships. In addition, the merger agreement restricts our ability, without Precision’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the merger is completed or the merger agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business that may arise prior to completion of the merger or termination of the merger agreement.

We will incur significant transaction costs in connection with the proposed merger.
     We expect to pay significant transaction costs in connection with the merger. These transaction costs include investment banking, legal and accounting fees and expenses, expenses associated with the financing of the merger, governmental filing fees, printing expenses, mailing expenses and other related charges, a portion of which have been or will be incurred regardless of whether the merger is consummated. Additionally, if the proposed merger is consummated, we may be required to pay Basic a $25.0 million fee for the termination of our previously announced merger with them.
The merger agreement limits our ability to pursue an alternative acquisition proposal and may require us to pay a termination fee of up to $64.0 million if we do.
     The merger agreement prohibits us from soliciting, initiating or encouraging alternative merger or acquisition proposals with any third party, except with respect to unsolicited third party proposals. The merger agreement also provides for the payment by us to Precision of a termination fee of up to $64.0 million if we terminate the merger agreement in certain circumstances.
     The merger agreement with Precision also limits our ability to pursue offers from third parties that could result in greater value to our shareholders. The obligation to make the termination fee payment may also discourage a third party from pursuing an alternative acquisition proposal with us.
Uncertainties associated with the proposed merger may cause us to lose key employees.
     Uncertainty about the effect of the proposed merger on employees may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel. Employee retention may be particularly challenging during the pendency of the merger because employees may experience uncertainty about their future roles with the combined company. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty or a desire not to remain with the combined company, our business could be harmed.
The anticipated benefits of the proposed merger may not be realized.
     We entered into the merger agreement with Precision with the expectation that the proposed merger would result in various benefits that cannot be quantified at this time. We may not achieve these benefits at the levels expected or at all. If we fail to achieve these expected benefits, the results of operations and the enterprise value of the combined company may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information relating to repurchases of common stock during the three months ended September 30, 2008 (in thousands, except average price paid per share):

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid per	Announced	Under the
Period	Purchased(1)	Share	Program	Program(2)
July 1, 2008 to July 31, 2008	20	$8.82	—	$28,070
August 1, 2008 to August 31, 2008	4	$8.61	—	$28,070
September 1, 2008 to September 30, 2008	1	$8.11	—	$28,070

(1)	Our employees may elect to have shares of common stock withheld to cover payroll taxes when shares of restricted stock vest. We then pay the taxes on their behalf and hold the shares withheld as treasury stock. We had approximately 25,000 of such treasury share purchases during the three months ended September 30, 2008. These share repurchases are not covered under a publicly announced program.

(2)	On May 25, 2006, we announced that our Board of Directors approved a plan authorizing the repurchase of up to $100.0 million of common stock in open market or in privately negotiated block-trade transactions. On September 25, 2007, we announced that our Board of Directors authorized a $50.0 million increase in our common stock repurchase program for a total of $150.0 million. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of the common stock, general market conditions, available cash and alternate investment opportunities. The stock repurchase program is subject to termination prior to completion. We are prevented from repurchasing shares of common stock unless and until the termination of the merger agreement with Precision.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     A special meeting of our shareholders was held on July 15, 2008. The following matters were voted upon at the meeting by the holders of our common stock:
(i)	The proposal to approve the adjournment of the special meeting to July 31, 2008, to solicit additional proxies to approve our proposed merger:

For	38,144,105
Against	104,332,193
Abstaining	537,815
Broker Non-Votes	301
(ii)	The proposal to approve the Agreement and Plan of Merger dated as of April 20, 2008, by and among the Company, Basic and Horsepower Holdings, Inc., pursuant to which the Company and Basic will merge with and into Horsepower Holdings, Inc.:

For	38,733,169
Against	103,773,423
Abstaining	507,522
Broker Non-Votes	300

Item 5. Other Information
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding the following:
•	proposed merger with Precision;

•	business strategy;

•	demand for our services;

•	spending by our customers;

•	projected rig activity;

•	increases in rig supply and its effects on us;

•	projected dayrates;

•	projected interest expense;

•	projected tax rate;

•	rigs expected to be engaged in turnkey operations;

•	cost of building new rigs, delivery times and deployment destinations of these rigs;

•	the ability to recover the purchase price of rigs from term contracts;

•	the availability and financial terms of term contracts;

•	wage rates and retention of employees;

•	sufficiency of our capital resources and liquidity;

•	projected depreciation and capital expenditures;

•	future common stock repurchases by us;

•	projected sources and uses of cash; and

•	matters discussed in Item 2 under the caption “Financial Outlook.”
     Although we believe the forward-looking statements are reasonable, we cannot assure you that these statements will prove to be correct. We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate when the statements are made. Important factors that could cause actual results to differ materially from our expectations include:
•	fluctuations in prices and demand for oil and natural gas;

•	fluctuations in levels of oil and natural gas exploration and development activities;

•	fluctuations in demand for contract land drilling services;

•	fluctuations in interest rates;

•	the existence and competitive responses of our competitors;

•	uninsured or underinsured casualty losses;

•	technological changes and developments in the industry;

•	the existence of operating risks inherent in the contract land drilling industry;

•	U.S. and global economic conditions;

•	the availability and terms of insurance coverage;

•	the ability to attract and retain qualified personnel;

•	unforeseen operating costs such as cost for environmental remediation and turnkey cost overruns;

•	our proposed merger with Precision may not be completed or the anticipated benefits of the merger may not be realized; and

•	weather conditions.
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
Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated August 24, 2008, by and among Grey Wolf, Inc., Precision Drilling Trust, Precision Drilling Corporation and Precision Lobos Corporation (incorporated hereby reference to Exhibit 2.1 to Form 8-K filed August 27, 2008).

2.2	Agreement and Plan of Merger, dated April 20, 2008, by and among Grey Wolf, Inc., Basic Energy Services, Inc., and Horsepower Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed April 22, 2008).

3.1	Amended and Restated Articles of Incorporation of Grey Wolf, Inc. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed May 21, 2007).

3.2	By-Laws of Grey Wolf, Inc., as amended (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated March 23, 1999).

4.1	Rights Agreement dated as of September 21, 1998 by and between the Company and American Stock Transfer and Trust Company as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 22, 1998).

4.2	Indenture, dated as of May 7, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.3	Supplemental Indenture, dated as of May 22, 2003, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JPMorgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 333-106997 filed July 14, 2003).

4.4	Indenture, dated as of March 31, 2004, relating to the Floating Rate Contingent Convertible Senior Notes Due 2024 between the Company, the Guarantors, and J.P. Morgan Chase Bank, a New York banking corporation, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q dated May 5, 2004).

4.5	Registration Rights Agreement as of March 31, 2004 by and between Grey Wolf, Inc., the Guarantors, and the Initial Purchasers of the Floating Rate Contingent Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2004).

4.6	Second Supplemental Indenture, dated as of March 31, 2004, relating to the 3.75% Contingent Convertible Senior Notes due 2023 between the Company, the Guarantors, and JP Morgan Chase Bank, a New York Banking Corporation, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2004).

*10.1	Seventh Amendment to the Loan Agreement dated September 30, 2008 by and between Grey Wolf Drilling Company, L.P. (as borrower), Grey Wolf, Inc. and various subsidiaries (as guarantor) and the CIT Business Credit, Inc. (as agent) and various financial institutions (as lenders).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

** 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas P. Richards, Chairman, President and Chief Executive Officer and David W. Wehlmann, Executive Vice President and Chief Financial Officer.

*	Filed herewith

**	Furnished, not filed, in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREY WOLF, INC.
Date: November 4, 2008	By:	/s/ David W. Wehlmann
David W. Wehlmann
Executive Vice President and Chief Financial Officer